Form 10-Q
period 2022-03-31
SSR MINING INC.
filed 2022-05-03
CIK 921638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________
Commission File Number: 001-35455
SSR MINING INC.
(Exact name of registrant as specified in its charter)

British Columbia (State or Other Jurisdiction of Incorporation or Organization)	98-0211014 (I.R.S. Employer Identification No.)
Suite 1300 - 6900 E. Layton Ave, Denver, Colorado, 80237
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code (303) 292-1299

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading symbol	Name of each exchange on which registered
Common shares without par value	SSRM	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes     ☒ No
There were 212,630,261 common shares outstanding on April 27, 2022.

PART I
FIRST QUARTER 2022 HIGHLIGHTS (dollars, except per share, per ounce and per pound amounts)
▪Robust quarterly operating performance: Delivered first quarter production of 173,675 gold equivalent ounces at all-in sustaining costs (“AISC” *) of $1,093 per gold equivalent ounce.

▪Continued track record of generating positive free cash flow: Cash flows from operating activities of $62.2 million and free cash flow of $27.7 million in the first quarter. Attributable net income in the first quarter was $67.6 million, or $0.32 per basic share and $0.31 per diluted share. Adjusted attributable net income was $65.9 million, or $0.31 per basic share and $0.30 per diluted share.

▪Dividend increased as part of capital returns commitment: During the first quarter, the Board declared a quarterly cash dividend of $0.07 per share, a 40% increase over the prior period, which was paid on April 4, 2022. The Normal Course Issuer Bid (“NCIB”), first announced on April 19, 2021, remained active during the quarter.

▪Balance sheet continues to support growth initiatives: At the end of the first quarter, the Company had a cash and cash equivalent balance of $999.0 million and $17.8 million in scheduled debt repayments and $30.8 million in dividends to joint venture partners.

▪2021 ESG and Sustainability Report: On April 14, 2022, the Company published its fourth annual ESG and Sustainability Report. The report outlines SSR Mining’s approach to sustainability across a range of areas, including Health & Safety, environment, communities and diversity, as well as summarizes our 2021 ESG performance.

▪Announced the sale of the Pitarrilla project: On January 13, 2022, the Company announced it had entered into a definitive agreement to sell its Pitarrilla silver project in Durango, Mexico to Endeavour Silver Corp. (“EXK”) for total consideration of up to $127.0 million. This consideration includes $35.0 million in cash, $35.0 million in EXK shares, and a 1.25% Net Smelter Return (“NSR”) royalty on the Pitarrilla property. The transaction, which is subject to TSX and NYSE regulatory approvals, the approval of the Mexican Federal Economic Competition Commission and customary closing conditions, is expected to close in the second quarter of 2022.

•Closed the acquisition of Taiga Gold Corp.: Subsequent to quarter’s end, on April 14, 2022, SSR Mining completed the previously announced plan of arrangement (the “Arrangement”) to acquire all of the issued and outstanding shares of Taiga Gold Corp. (CSE: TGC) (“Taiga Gold”) at a price of CAD $0.265 per share, representing an aggregate consideration of approximately $24.5 million. The transaction consolidated a 100% interest in the Fisher property contiguous to the Seabee mine, eliminated a 2.5% NSR royalty on the Fisher property, and added five new properties covering over 29,100 hectares to complement the Company’s existing exploration platform in the underexplored and geologically prospective Province of Saskatchewan. SSR Mining’s Saskatchewan assets now cover an area of approximately 131,150 hectares.

* AISC is a non-GAAP metric which is customary in the mining industry, but for which there is no standardized definition or comparable financial measure under U.S. GAAP. As a result, we have not identified a comparable financial measure calculated under U.S. GAAP. For a description of AISC, please see the discussion under "Non-GAAP Financial Measures" in Part I, Item 2, Management’s Discussion and Analysis herein.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SSR Mining Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands except per share)

	Three Months Ended March 31,
	2022	2021
Revenue	$355,446	$366,484
Operating Costs and Expenses:
Production costs	153,520	161,863
Depreciation, depletion, and amortization	58,742	53,779
General and administrative expense	16,239	7,759
Exploration, evaluation, and reclamation costs	9,858	9,408
Transaction, integration, and SEC conversion expense	1,217	4,492
Operating income	115,870	129,183
Other income (expense):
Interest expense	(4,295)	(4,944)
Other income (expense)	(367)	(1,611)
Foreign exchange gain (loss)	(3,287)	(379)
Total other income (expense)	(7,949)	(6,934)
Income before income and mining taxes	107,921	122,249
Income and mining tax benefit (expense)	(31,562)	6,380
Equity income (loss) of affiliates	(253)	(1,178)
Net income	76,106	127,451
Net loss (income) attributable to non-controlling interest	(8,543)	(18,590)
Net income attributable to SSR Mining shareholders	$67,563	$108,861

Net income per share attributable to SSR Mining shareholders
Basic	$0.32	$0.50
Diluted	$0.31	$0.48

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$76,106	$127,451
Adjustments for:
Depreciation, depletion, and amortization	58,742	53,779
Amortization of debt discount	227	220
Reclamation costs	1,311	1,205
Deferred income taxes	(16,404)	(23,024)
Stock-based compensation	4,849	(1,699)
Equity pickup on investments in joint ventures	253	1,178
Unrealized gain on derivative instruments	(364)	(2,583)
Change in fair value of marketable securities	923	586
Non-cash fair value adjustment on acquired inventories	4,540	16,069
Loss (gain) on sale of mineral properties, plant and equipment	584	22
Net change in operating assets and liabilities	(68,580)	(45,701)
Net cash provided by operating activities	62,187	127,503

Investing activities
Additions to mineral properties, plant and equipment	(34,492)	(55,711)
Net proceeds from sales of marketable securities	6,607	—
Proceeds from sale of mineral properties, plant and equipment	—	149
Other investing activities	—	(172)
Net cash used in investing activities	(27,885)	(55,734)

Financing activities
Repayment of debt, principal	(17,781)	(17,500)
Proceeds from exercise of stock options	2,398	2,750
Principal payments on finance leases	(7,293)	(2,158)
Non-controlling interest dividend	(30,773)	(38,084)
Dividends paid	—	(10,992)
Other financing activities	—	(423)
Net cash used in financing activities	(53,449)	(66,407)
Effect of foreign exchange rate changes on cash and cash equivalents	583	22
Net increase (decrease) in cash, cash equivalents, and restricted cash	(18,564)	5,384
Cash, cash equivalents, and restricted cash, beginning of period	1,052,865	895,921
Cash, cash equivalents, and restricted cash, end of period	$1,034,301	$901,305

SSR Mining Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$998,986	$866,015
Restricted cash	35,315	35,290
Total cash, cash equivalents, and restricted cash	$1,034,301	$901,305

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$998,986	$1,017,562
Marketable securities	34,235	40,431
Trade and other receivables	132,679	121,356
Inventories	419,749	389,416
Prepaids and other current assets	28,220	31,549
Assets held for sale	63,670	—
Total current assets	1,677,539	1,600,314

Mineral properties, plant and equipment, net	3,163,731	3,249,764
Inventories	221,358	221,617
Restricted cash	35,315	35,303
Equity method investments	4,665	4,918
Goodwill	49,786	49,786
Deferred income tax assets	11,809	8,501
Other non-current assets	48,460	41,235
Total assets	$5,212,663	$5,211,438

LIABILITIES
Accounts payable	$55,635	$34,844
Accrued liabilities and other	141,030	165,108
Finance lease liabilities	3,723	12,439
Current portion of debt	71,210	71,491
Liabilities held for sale	6,903	—
Total current liabilities	278,501	283,882

Debt	278,261	295,493
Finance lease liabilities	105,011	105,965
Reclamation liabilities	124,074	122,660
Deferred income tax liabilities	319,923	338,788
Other non-current liabilities	20,802	12,133
Total liabilities	1,126,572	1,158,921

EQUITY
Common shares – unlimited authorized common shares with no par value; 212,557 and 211,879 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3,143,445	3,140,189
Retained earnings (deficit)	450,215	397,667
SSR Mining’s shareholders’ equity	3,593,660	3,537,856
Non-controlling interest	492,431	514,661
Total equity	4,086,091	4,052,517
Total liabilities and equity	$5,212,663	$5,211,438
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Common shares
	Number of shares	Amount	Retained earnings (accumulated deficit)	Total equity attributable to equity holders of SSR Mining	Non-controlling interest	Total equity
Balance as of December 31, 2021	211,879	$3,140,189	$397,667	$3,537,856	$514,661	$4,052,517
Exercise of stock options	166	2,433	—	2,433	—	2,433
Settlement of RSUs	512	—	—	—	—	—
Equity-settled stock-based compensation	—	823	—	823	—	823
Dividends declared to equity holders of SSR Mining	—	—	(15,015)	(15,015)	—	(15,015)
Dividends paid to non-controlling interest	—	—	—	—	(30,773)	(30,773)
Net income (loss)	—	—	67,563	67,563	8,543	76,106
Balance as of March 31, 2022	212,557	$3,143,445	$450,215	$3,593,660	$492,431	$4,086,091

SSR Mining Inc.
Condensed Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Common shares
	Number of shares	Amount	Retained earnings (accumulated deficit)	Total equity attributable to equity holders of SSR Mining	Non-controlling interest	Total equity	Contingently redeemable shares
Balance as of December 31, 2020	219,607	$3,242,821	$92,077	$3,334,898	$512,279	$3,847,177	$3,311
Exercise of stock options	364	2,750	—	2,750	—	2,750	—
Settlement of RSUs and PSUs	92	89	—	89	—	89	—
Equity-settled stock-based compensation	—	1,037	—	1,037	—	1,037	—
Transfer of cash-settled RSUs	—	8,802	—	8,802	—	8,802	—
Reclassification of contingently redeemable shares	—	3,311	—	3,311	—	3,311	(3,311)
Dividends paid to equity holders of SSR Mining	—	—	(10,992)	(10,992)	—	(10,992)	—
Dividends paid to non-controlling interest	—	—	—	—	(38,084)	(38,084)	—
Other	—	—	(18)	(18)	—	(18)	—
Net income (loss)	—	—	108,861	108,861	18,590	127,451	—
Balance as of March 31, 2021	220,063	$3,258,810	$189,928	$3,448,738	$492,785	$3,941,523	$—
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.THE COMPANY
SSR Mining Inc. and its subsidiaries (collectively, "SSR Mining," or the "Company”) is incorporated under the laws of the Province of British Columbia, Canada. The Company's common shares are listed on the Toronto Stock Exchange (TSX) in Canada and the Nasdaq Global Select Market (NASDAQ) in the U.S. under the symbol "SSRM" and the Australian Securities Exchange (ASX) in Australia under the symbol "SSR."
The Company is principally engaged in the operation, acquisition, exploration and development of precious metal resource properties located in Turkey and the Americas. The Company produces gold doré as well as copper, silver, lead and zinc concentrates. SSR Mining's diversified asset portfolio is comprised of high-margin, long-life assets located in some of the world's most prolific metal districts. The Company has four producing mines in Turkey, the United States, Canada, and Argentina. The Company's focus is on safe, profitable gold and silver production from its Çöpler Gold Mine ("Çöpler") in Erzincan, Turkey, Marigold mine ("Marigold") in Nevada, USA, Seabee Gold Operation ("Seabee") in Saskatchewan, Canada and Puna Operations ("Puna") in Jujuy, Argentina, and to advance, as market and project conditions permit, its principal development projects towards development and commercial production.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Risks and Uncertainties
As a mining company, the revenue, profitability and future rate of growth of the Company are substantially dependent on the prevailing prices for gold, silver, zinc and lead. The prices of these metals are volatile and affected by many factors beyond the Company’s control, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and the quantities of reserves that the Company can economically produce. The carrying value of the Company’s Mineral properties, plant and equipment; Inventories; Deferred income tax assets; and Goodwill are particularly sensitive to the outlook for commodity prices. A decline in the Company’s price outlook could result in material impairment charges related to these assets.
COVID-19
During the period ended March 31, 2022, the COVID-19 pandemic continued to impact global economic and financial markets, disrupting global supply chains and workforce participation. Many industries and businesses, including SSR Mining, have learned how to navigate and operate under these conditions but may still be subject to operating challenges, inflationary pressures and outbreaks. The Company will continue to be vigilant and take appropriate measures to protect the health and safety of its employees and surrounding communities.
Basis of presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States. Therefore, this information should be read in conjunction with SSR Mining Inc.’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 23, 2022. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. The results for the three month period ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
Reclassifications
Certain amounts and disclosures in prior years have been reclassified to conform to the current year presentation.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
3.OPERATING SEGMENTS
The Company currently has four producing mines and a portfolio of precious metal dominant projects. Each individual operating mine site and the Company's exploration, evaluation and development properties are considered reportable segments. Operating results of operating segments are reviewed by the Company's chief operating decision maker ("CODM") to make decisions about resources to be allocated to the segments and to assess their performance.
The following tables provide a summary of financial information related to the Company's segments (in thousands):

	Three Months Ended March 31, 2022
	Çöpler	Marigold	Seabee	Puna	Exploration, evaluation and development properties (2)	Corporate and other (1)	Total
Revenue	$137,407	$68,893	$90,857	$58,289	$—	$—	$355,446
Production costs	$62,584	$38,735	$16,410	$35,791	$—	$—	$153,520
Depletion, depreciation, and amortization	$30,513	$6,888	$15,379	$5,962	$—	$—	$58,742
Exploration, evaluation, and reclamation costs	$1,049	$743	$2,374	$481	$4,251	$960	$9,858
Transaction, integration, and SEC conversion expense	$—	$—	$—	$—	$—	$1,217	$1,217
Operating income	$42,537	$22,526	$56,691	$15,906	$(4,251)	$(17,539)	$115,870
Capital expenditures	$6,870	$18,235	$12,914	$2,213	$—	$—	$40,232
Total assets as of March 31, 2022	$2,161,612	$569,895	$524,023	$326,389	$929,523	$701,221	$5,212,663
(1) Corporate and other consists of business activities that are not included within the reportable segments and provided for reconciliation purposes.

(2) The Company entered into an agreement on January 12, 2022 to sell its Pitarrilla project. The assets related to the Pitarrilla project are classified as Current assets held for sale on the Condensed Consolidated Balance Sheets as of March 31, 2022. Refer to Note 16 for further information.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31, 2021
	Çöpler	Marigold	Seabee	Puna	Exploration, evaluation and development properties	Corporate and other (1)	Total
Revenue	$151,522	$115,973	$45,707	$53,282	$—	$—	$366,484
Production costs	$66,417	$53,711	$16,561	$25,174	$—	$—	$161,863
Depletion, depreciation, and amortization	$30,578	$8,934	$9,597	$4,670	$—	$—	$53,779
Exploration, evaluation, and reclamation costs	$3,068	$758	$2,873	$429	$2,038	$242	$9,408
Transaction, integration, and SEC conversion expense	$—	$—	$—	$—	$—	$4,492	$4,492
Operating income	$47,758	$52,673	$16,767	$21,928	$(2,038)	$(7,905)	$129,183
Capital expenditures	$9,035	$23,413	$13,439	$3,276	$—	$—	$49,163
Total assets as of March 31, 2021	$2,308,886	$645,584	$469,249	$239,520	$1,018,525	$521,245	$5,203,009
(1) Corporate and other consists of business activities that are not included within the reportable segments and provided for reconciliation purposes.
Geographic Area

The following are non-current assets, excluding Goodwill, Restricted cash and Deferred income taxes, by location as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Turkey	$2,737,010	$2,744,707
Canada	272,311	292,264
United States	309,389	307,857
Argentina	118,448	123,834
Mexico	541	48,345
Peru	515	527
Total	$3,438,214	$3,517,534

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following is revenue information by geographic area based on the location for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2022	2021
Turkey	$137,407	$151,522
Canada	90,857	45,707
United States	68,893	115,973
Argentina	58,289	53,282
Total	$355,446	$366,484
4.REVENUE

The following table represents revenues by product (in thousands):

	Three Months Ended March 31,
	2022	2021
Gold doré sales
Çöpler	$135,943	$151,522
Marigold	68,852	115,937
Seabee	90,822	45,676
Concentrate sales
Puna	54,132	53,928
Other (1)
Çöpler	1,464	—
Marigold	41	36
Seabee	35	31
Puna	4,157	(646)
Total	$355,446	$366,484
(1) Other revenue includes: changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.
Revenue by metal
Revenue by metal type for the three months ended March 31 are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Gold	$295,617	$313,135
Silver	33,965	48,013
Lead	13,857	5,170
Zinc	6,310	745
Other	5,697	(579)
Total	$355,446	$366,484
Provisional metal sales
For the three months ended March 31, 2022 and 2021, the change in the fair value of the Company's embedded derivatives relating to provisional concentrate metal sales was an increase (decrease) of $4.2 million and $(0.6) million, respectively, which has been recorded in Revenue.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
At March 31, 2022, the Company had silver sales of 3.54 million ounces at an average price of $24.17 per ounce, zinc sales of 4.06 million pounds at an average price of $1.78 per pound, and lead sales of 19.53 million pounds at an average price of $1.06 per pound, subject to final pricing over the next several months.
5.INCOME AND MINING TAXES
SSR’s consolidated effective income tax rate was 29.2% for the first three months of 2022 compared to (5.2)% for the first three months of 2021. The primary driver of the change in the effective rate is foreign currency fluctuations as well as changes in book income in foreign jurisdictions with varying tax rates. The Company’s statutory tax rate for the period is 27%, and the effective rate differs from the statutory rate primarily due to foreign exchange and jurisdictional mix of earnings with different tax rates.
6.OTHER INCOME (EXPENSE)
The following table includes the components of Other income (expense):

	Three Months Ended March 31,
	2022	2021
Interest income (expense)	$1,565	$470
Gain (loss) on marketable securities	(923)	(586)
Gain (loss) on sale of mineral properties, plant, and equipment	(584)	(22)
Other	(425)	(1,473)
Total	$(367)	$(1,611)
7.INCOME PER SHARE
The Company calculates basic net income per share using, as the denominator, the weighted average number of common shares outstanding during the period. Diluted net income per share uses, as its denominator, the weighted average number of common shares outstanding during the period plus the effect of potential dilutive shares during the period.
Potential dilutive common shares include stock options, Restricted Share Units (“RSUs”), RSU Replacement Units, and convertible notes for periods in which the Company has reported net income.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The calculations of basic and diluted net income per share attributable to stockholders of the Company for the three months ended March 31, 2022 and 2021 are based on the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income	$76,106	$127,451
Net (income) loss attributable to non-controlling interest	(8,543)	(18,590)
Net income attributable to shareholders of SSR Mining	67,563	108,861
Interest saving on convertible notes, net of tax	1,215	1,575
Net income used in the calculation of diluted net income per share	$68,778	$110,436

Weighted average number of common shares outstanding	212,423	219,792
Adjustments for dilutive instruments:
Stock options	9	152
Restricted share units	88	73
Convertible notes	12,216	12,152
Diluted weighted average number of common shares outstanding	224,736	232,169

Net income per share attributable to common shareholders
Basic	$0.32	$0.50
Diluted	$0.31	$0.48

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8.FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are described below:
Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2 - Quoted prices in markets that are not active, quoted prices for similar assets or liabilities in active markets, quoted prices or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).
As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring (at least annually) and nonrecurring basis by level within the fair value hierarchy (in thousands).

	Fair value as of March 31, 2022
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Cash	$998,986	$—	$—	$998,986
Restricted cash	35,315	—	—	35,315
Marketable securities	38,646	—	—	38,646
Trade receivables	—	80,673	—	80,673
Derivative asset	—	1,351	—	1,351
Deferred consideration	—	—	23,261	23,261
	$1,072,947	$82,024	$23,261	$1,178,232

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Fair value as of December 31, 2021
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Cash	$1,017,562	$—	$—	$1,017,562
Restricted cash	35,303	—	—	35,303
Marketable securities	46,923	—	—	46,923
Trade receivables	—	72,634	—	72,634
Derivative asset	—	987	—	987
Deferred consideration	—	—	22,610	22,610
	$1,099,788	$73,621	$22,610	$1,196,019
(1)Marketable securities of publicly quoted companies, consisting of investments, are valued using a market approach based upon unadjusted quoted prices in an active market obtained from securities exchanges.
(2)The Company manages its exposure to fluctuation in diesel prices and foreign currency exchange rates through hedges. The Company’s derivative asset and liabilities are valued using pricing models with inputs derived from observable market data, including quoted prices in active markets. The Company’s provisional metal sales contracts, included in Trade and other receivables in the Condensed Consolidated Balance Sheets, are valued using inputs derived from observable market data, including quoted commodity forward prices. The inputs do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
(3)Certain items of deferred consideration are included in Level 3, as certain assumptions used in the calculation of the fair value are not based on observable market data. Deferred consideration is included in Other non-current assets in the Condensed Consolidated Balance Sheets.
The following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value using significant unobservable inputs (Level 3) in the condensed consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance as of January 1	$22,610	$21,460
Revaluations	651	124
Balance as of March 31	$23,261	$21,584
Fair values of financial assets and liabilities not already measured at fair value
The fair value of the 2019 Notes and Term Loan as compared to the carrying amounts were as follows (in thousands):

		March 31, 2022		December 31, 2021
	Level	Carrying amount	Fair value	Carrying amount	Fair value
2019 Notes (1)	1	$225,761	$319,700	$225,534	$286,207
Term Loan (2)	2	122,500	125,922	140,000	144,871
Total borrowings		$348,261	$445,622	$365,534	$431,078
(1) The fair value disclosed for the Company's 2019 Notes is included in Level 1 as the basis of valuation uses a quoted price in an active market.
(2) The fair value disclosed for the Company's Term Loan is included in Level 2 as the fair value is determined by an independent third-party pricing source.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
9.TRADE AND OTHER RECEIVABLES
Trade and other receivables was composed of the following (in thousands):

	March 31, 2022	December 31, 2021
Trade receivables	$94,525	$86,124
Value added tax receivables	24,138	20,723
Income tax receivable	6,403	9,374
Other taxes receivable	2,740	1,866
Other	4,873	3,269
Total	$132,679	$121,356
No provision for credit loss was recognized as of March 31, 2022 or December 31, 2021. All trade receivables are expected to be settled within twelve months.

10.INVENTORIES
The components of Inventories for the periods ended March 31, 2022 and December 31, 2021 are as follows (in thousands):

	March 31, 2022	December 31, 2021
Materials and supplies	$97,741	$79,372
Stockpiled ore	33,200	27,589
Leach pad inventory	257,577	243,627
Work-in-process	5,820	4,951
Finished goods	25,411	33,877
Total current inventories	$419,749	$389,416

Stockpiled ore	219,853	220,324
Materials and supplies	1,505	1,293
Total non-current inventories	$221,358	$221,617

11.MINERAL PROPERTIES, PLANT AND EQUIPMENT, NET
The components of Mineral properties, plant and equipment, net are as follows (in thousands):

	March 31, 2022	December 31, 2021
Plant and equipment (1)	$1,745,105	$1,762,833
Construction in process	51,832	36,841
Mineral properties subject to depletion	1,393,722	1,331,615
Mineral properties not yet subject to depletion	658,637	141,629
Exploration and evaluation assets	318,762	927,176
Total mineral properties, plant, and equipment	$4,168,058	$4,200,094
Accumulated depreciation, plant and equipment	(553,257)	(529,635)
Accumulated depreciation, mineral properties	(451,070)	(420,695)
Mineral properties, plant, and equipment, net	$3,163,731	$3,249,764
(1) As of March 31, 2022 and December 31, 2021, plant and equipment includes finance lease right-of-use assets with a carrying amount of $105.7 million and $114.9 million, respectively.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12.ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other are comprised of the following items (in thousands):

	March 31, 2022	December 31, 2021
Accrued liabilities	$38,358	$51,544
Royalties payable	31,106	32,383
Dividends payable	15,015	—
Stock-based compensation liabilities	17,328	22,652
Income taxes payable	34,960	52,206
Lease liabilities	1,884	2,238
Other	2,379	4,085
Total accrued liabilities and other	$141,030	$165,108

13.DEBT
The following tables summarize the Company’s debt balances (in thousands):

	March 31, 2022	December 31, 2021
2019 Notes (1)	$225,761	$225,534
Term Loan	122,500	140,000
Other	1,210	1,450
Total carrying amount	$349,471	$366,984

Current Portion	$71,210	$71,491
Non-Current Portion	$278,261	$295,493
(1) Amount is net of discount and debt issuance costs of $4.2 million and $4.5 million, respectively.

Convertible Debt

2019 Notes

On March 19, 2019, the Company issued $230.0 million of 2.50% convertible senior notes due in 2039 (the “2019 Notes”) for net proceeds of $222.9 million after payment of commissions and expenses related to the offering of $7.1 million. The 2019 Notes mature on April 1, 2039 and bear an interest rate of 2.50% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. The 2019 Notes are convertible into the Company's common shares at a fixed conversion rate, subject to certain anti-dilution adjustments. In addition, if certain fundamental changes occur, holders of the 2019 Notes may be entitled to an increased conversion rate. The 2019 Notes are convertible into the Company's common shares at an initial conversion rate of 54.1082 common shares per $1,000 principal amount of 2019 Notes converted, representing an initial conversion price of $18.48 per common share.
Prior to April 1, 2023, the Company may not redeem the 2019 Notes, except in the event of certain changes in Canadian tax law. On or after April 1, 2023 and prior to April 1, 2026, the Company may redeem all or part of the 2019 Notes for cash, but only if the last reported sales price of its common shares for 20 or more trading days in a period of 30 consecutive trading days exceeds 130% of the conversion price in effect on each such trading day. On or after April 1, 2026, the Company may redeem the 2019 Notes in full or in part, for cash.

Holders of the 2019 Notes have the right to require the Company to repurchase all or part of their 2019 Notes on April 1 of each of 2026, 2029 and 2034, or upon certain fundamental corporate changes. The repurchase price will be equal to par plus accrued and unpaid interest.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Term Loan
In connection with the acquisition of Alacer, the Company assumed a term loan (the "Term Loan"), with a fair value of $245.0 million as of the date of acquisition, with a syndicate of lenders (BNP Paribas (Suisse) SA, ING Bank NV, Societe Generale Corporate & Investment Banking and UniCredit S.P.A.). The Term Loan bears interest at the London Inter-bank Offered Rate ("LIBOR") plus a fixed interest rate margin in the range of 3.50% to 3.70% depending on the tranche. The Term Loan has no mandatory hedging or cash sweep requirements, no prepayment penalties, and final repayment is scheduled in the fourth quarter of 2023.

In addition to the Term Loan, the Company assumed LIBOR interest rate swap contracts with underlying notional amounts of approximately 37% of the outstanding Term Loan balance as of December 31, 2020 through the duration of the interest rate hedge program, ending December 22, 2021. The fair value of the interest rate swap contract asset or liability is derived by the difference between the variable LIBOR interest forward rates as compared to a fixed interest rate of 2.86% on the hedged amounts.

Restricted cash accounts must be maintained while the Term Loan is outstanding. As of March 31, 2022 and December 31, 2021, $32.9 million and $32.9 million of restricted cash relates to the Term Loan, respectively. Restricted cash is not available for use within one year and is classified as a non-current asset in the Consolidated Balance Sheets.

Under the terms of the Term Loan, the Company is required to comply with the following financial covenants:
▪historic and forecast debt service cover ratio greater than or equal to 1.20:1;
▪loan life cover ratio greater than or equal to 1.30:1; and
▪minimum tail reserves as a percentage of total reserves greater than or equal to 30%.
As of March 31, 2022, the Company was in compliance with its externally imposed financial covenants in relation to the Term Loan and Credit Facility. The Company does not have any financial covenants in relation to the 2019 Notes.

Amended Credit Facility
On June 7, 2021, the Company amended its existing credit agreement to extend the maturity of the Credit Facility to June 8, 2025 and increase the Credit Facility to $200.0 million with a $100.0 million accordion feature (the "Amended Credit Facility"). Amounts drawn under the Amended Credit Facility are subject to variable interest rates at LIBOR plus an applicable margin ranging from 2% to 3%, based on the Company's net leverage ratio. The Amended Credit Facility contains fallback language that replaces LIBOR with an alternative benchmark rate based on either SOFR or another alternative benchmark rate when LIBOR ceases to exist. Undrawn amounts are subject to a standby fee ranging from 0.4% to 0.6%, based on the Company's net leverage ratio.
The Credit Facility also provides for financial letters of credit at 66% of the applicable margin, undrawn fees are subject to a utilization fee of 0.25%, and standby fees are calculated as 25% of the drawn applicable margin plus a utilization fee ranging from 0.25% to 0.75%.
All debts, liabilities and obligations under the Credit Facility are guaranteed by the Company's material subsidiaries and secured by certain of the Company's assets and material subsidiaries, and pledges of the securities of the Company's material subsidiaries, excluding those related to Çöpler and Puna operating segments. In connection with the Credit Facility, the Company must also maintain certain net tangible worth and ratios for interest coverage and net leverage. As of March 31, 2022, the Company was in compliance with these covenants.
As of March 31, 2022 and December 31, 2021, the amount outstanding on the Credit Facility, included in Accrued liabilities and other, was nil and $0.9 million, respectively.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Scheduled minimum debt repayments are as follows (in thousands):

2022 (for the remainder)	$53,713
2023	$70,000
2024	$—
2025	$—
2026	$—
Thereafter	$230,000

14.SUPPLEMENTAL CASH FLOW INFORMATION

Net change in operating assets and liabilities during the three months ended March 31 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Decrease (increase) in operating assets:
Trade and other receivables	$(10,394)	$(14,322)
Inventories	(32,516)	(14,062)
Other operating assets	(5,734)	10,651
Increase (decrease) in operating liabilities:
Accounts payable	21,092	(2,519)
Accrued liabilities	(44,385)	(16,219)
Reclamation liabilities	118	(58)
Other operating liabilities	3,239	(9,172)
	$(68,580)	$(45,701)
Other cash information during the three months ended March 31 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest paid	$(4,288)	$(4,665)
Interest received	$1,565	$551
Income taxes paid	$(67,593)	$(10,339)

15.COMMITMENTS AND CONTINGENCIES
General
Estimated losses from loss contingencies are accrued by a charge to income when information is available prior to the issuance of the financial statements that indicates it is probable that a liability could be incurred, and the amount of the loss can by reasonably estimated. Legal expenses associated with the loss contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.
Environmental matters
The Company uses surety bonds to support certain environmental bonding obligations. As of March 31, 2022 and December 31, 2021, the Company had surety bonds totaling $117.9 million and $117.0 million outstanding, respectively.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Other Commitments and Contingencies
The Company is involved in legal proceedings related to its normal course of business. Management does not believe that these legal cases will have a material effect on the Company’s financial condition or results of the operations.

16.ASSETS AND LIABILITIES HELD FOR SALE
On January 12, 2022, the Company entered into a Share Purchase Agreement with Endeavour Silver Corp. (“Endeavour Silver”) to sell its Pitarrilla project in Durango, Mexico. Pursuant to the terms of the agreement, upon closing of the transaction which is expected in the second quarter of 2022, the Company will receive proceeds of $35.0 million in cash, $35.0 million in Endeavor shares, and a 1.25% net smelter return royalty on the Pitarrilla property. The assets and liabilities related to Pitarrilla, which are included in the Exploration, evaluation and development properties segment, met the criteria to be classified as held for sale on January 7, 2022. The major classes of assets and liabilities related to Pitarrilla presented within Current assets held for sale and Current liabilities held for sale in the Consolidated Balance Sheets as of March 31, 2022 are as follows (in thousands):

March 31, 2022
Cash and cash equivalents	$205
Trade and other receivables	31
Prepaids and other current assets	122
Mineral properties, plant, and equipment, net	62,179
Other non-current assets	1,133
Assets held for sale	$63,670

Accounts payable	$24
Accrued liabilities and other	864
Deferred income tax liabilities	5,952
Reclamation and remediation costs	63
Liabilities held for sale	$6,903

17.SUBSEQUENT EVENTS
Acquisition of Taiga Gold Corporation
On April 14, 2022, the Company completed the acquisition of Taiga Gold Corp. (“Taiga Gold”). Under the terms of the arrangement, the Company acquired all of the issued and outstanding common shares of Taiga Gold at a price of CAD $0.265 per share, representing an aggregate consideration of approximately $24.5 million. The Company will account for the transaction as an asset acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of SSR Mining Inc. and its subsidiaries (collectively, the “Company”). The Company uses certain non-GAAP financial measures in this MD&A; for a description of each of these measures, please see the discussion under "Non-GAAP Financial Measures" in Part I, Item 2, Management’s Discussion and Analysis herein.
This item should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of our Business Properties included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2022.
Business Overview
SSR Mining is a precious metals mining company with four producing assets located in the United States, Turkey, Canada and Argentina. The Company is primarily engaged in the operation, acquisition, exploration and development of precious metal resource properties located in Turkey and the Americas. The Company produces gold doré as well as copper, silver, lead and zinc concentrates. SSR Mining's diversified asset portfolio is comprised of high-margin, long-life assets located in some of the world's most prolific metal districts.
While the COVID-19 pandemic continues to have an impact globally, all sites have remained operational throughout the first quarter of 2022. Many industries and businesses, including SSR Mining, have learned how to navigate and operate under these conditions but may still be subject to operating challenges, inflationary pressures and outbreaks. The Company will continue to be vigilant and take appropriate measures to protect the health and safety of its employees and surrounding communities.
On January 12, 2022, the Company entered into an agreement with Endeavour Silver Corp. ("Endeavour Silver") to sell its Pitarrilla project in Durango, Mexico for consideration consisting of $35.0 million in common shares of Endeavor Silver, $35.0 million in cash, and a 1.25% net smelter returns royalty on the Pitarrilla property. The transaction is expected to close in the second quarter of 2022. The assets and liabilities related to Pitarrilla are classified as held for sale as of March 31, 2022. For further information, see Note 16 to the Condensed Consolidated Financial Statements.
On April 14, 2022, the Company acquired all of the issued and outstanding common shares of Taiga Gold Corporation (“Taiga Gold”) at a price of CAD $0.265 per Taiga Gold share, representing an aggregate consideration of approximately $24.5 million. The transaction materially expands the Company’s presence in Saskatchewan, Canada, a core jurisdiction, by adding five new properties, which provide new exploration targets stretching south from the Seabee mine to the Company’s 100%-owned Amisk property. Further, the acquisition consolidates a 100% interest in the Fisher property contiguous to the Seabee mine. The Company will leverage its existing teams and infrastructure to advance the exploration of these assets.

Operating Statistics
The following tables summarize operating statistics related to production of our operations for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31, 2022
	Çöpler	Marigold	Seabee	Puna
Gold produced (oz)	70,641	33,788	52,582	—
Gold sold (oz)	72,425	36,954	47,800	—
Silver produced ('000 oz)	—	—	—	1,303
Silver sold ('000 oz)	—	—	—	1,760
Lead produced ('000 lb)	—	—	—	7,303
Lead sold ('000 lb)	—	—	—	10,212
Zinc produced ('000 lb)	—	—	—	1,843
Zinc sold ('000 lb)	—	—	—	3,129

Ore mined (kt)	1,011	4,820	103	347
Waste removed (kt)	5,135	19,788	65	2,078
Total material mined (kt)	6,146	24,608	167	2,425

Ore stacked - oxide (kt)	63	4,820	—	—
Gold grade stacked - oxide (g/t)	0.78	0.39	—	—

Ore milled (kt)	645	—	95	373
Gold mill feed grade (g/t)	3.32	—	17.77	—
Gold recovery (%)	87.0	—	98.6	—
Silver mill feed grade (g/t)	—	—	—	114.35
Lead mill feed grade (%)	—	—	—	0.97
Zinc mill feed grade (%)	—	—	—	0.44
Silver recovery (%)	—	—	—	92.8
Lead recovery (%)	—	—	—	91.6
Zinc recovery (%)	—	—	—	44.0

	Three Months Ended March 31, 2021
	Çöpler	Marigold	Seabee	Puna
Gold produced (oz)	78,478	67,936	23,735	—
Gold sold (oz)	82,502	65,012	25,766	—
Silver produced ('000 oz)	—	—	—	1,792
Silver sold ('000 oz)	—	—	—	1,949
Lead produced ('000 lb)	—	—	—	6,164
Lead sold ('000 lb)	—	—	—	6,102
Zinc produced ('000 lb)	—	—	—	3,079
Zinc sold ('000 lb)	—	—	—	808

Ore mined (kt)	3,007	5,711	88	239
Waste removed (kt)	3,683	18,051	70	1,994
Total material mined (kt)	6,689	23,763	158	2,234

Ore stacked - oxide (kt)	941	5,711	—	—
Gold grade stacked - oxide (g/t)	1.29	0.41	—	—

Ore milled (kt)	580	—	90	383
Gold mill feed grade (g/t)	3.32	—	8.45	—
Gold recovery (%)	90.8	—	98.3	—
Silver mill feed grade (g/t)	—	—	—	153.70
Lead mill feed grade (%)	—	—	—	0.83
Zinc mill feed grade (%)	—	—	—	0.61
Silver recovery (%)	—	—	—	94.6
Lead recovery (%)	—	—	—	87.8
Zinc recovery (%)	—	—	—	59.4

Consolidated Results of Operations
A summary of the Company's consolidated financial and operating results for the three months ended March 31, 2022 and 2021 are presented below (in thousands):

	Three Months Ended March 31,
	2022	2021	Change (%)
Financial Results
Revenue	$355,446	$366,484	(3.0)%
Operating income	$115,870	$129,183	(10.3)%
Production costs	$153,520	$161,863	(5.2)%
Net income	$76,106	$127,451	(40.3)%
Net income attributable to equity holders of SSR Mining	$67,563	$108,861	(37.9)%
Basic net income per share attributable to equity holders of SSR Mining	$0.32	$0.50	(35.8)%
Adjusted attributable net income (1)	$65,942	$110,735	(40.5)%
Adjusted basic attributable net income per share (1)	$0.31	$0.50	(38.4)%
Adjusted diluted attributable net income per share (1)	$0.30	$0.48	(37.3)%

Operating Results
Gold produced (oz)	157,010	170,149	(7.7)%
Gold sold (oz)	157,179	173,370	(9.3)%
Silver produced ('000 oz)	1,303	1,792	(27.3)%
Silver sold ('000 oz)	1,760	1,949	(9.7)%
Lead produced ('000 lb) (2)	7,303	6,164	18.5%
Lead sold ('000 lb) (2)	10,212	6,102	67.4%
Zinc produced ('000 lb) (2)	1,843	3,079	(40.2)%
Zinc sold ('000 lb) (2)	3,129	808	287.2%

Gold equivalent produced (oz) (3)	173,675	196,094	(11.4)%
Gold equivalent sold (oz) (3)	179,692	201,494	(10.8)%

Average realized gold price ($/oz sold)	$1,880	$1,798	4.6%
Average realized silver price ($/oz sold)	$23.85	$26.02	(8.3)%

Production cost per gold equivalent ounce sold	$854	$803	6.4%
Cash cost per gold equivalent ounce sold (1, 3)	$775	$689	12.4%
AISC per gold equivalent ounce sold (1, 3)	$1,093	$970	12.7%
(1)The Company reports non-GAAP financial measures including adjusted attributable net income, adjusted basic attributable net income per share, cash costs and AISC per ounce sold to manage and evaluate its operating performance at its mines. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation of these financial measures to net income and production costs, which are the comparable GAAP financial measures.
(2)Data for lead production and sales relate only to lead in lead concentrate. Data for zinc production and sales relate only to zinc in zinc concentrate.
(3)Gold equivalent ounces are calculated using the silver ounces produced or sold multiplied by the ratio of the silver price to the gold price, using the average London Bullion Market Association (“LBMA”) prices for the period. The Company does not include copper, lead, or zinc as they are considered by-products.

Revenue
For the three months ended March 31, 2022, revenue decreased by $11.1 million, or 3.0%, to $355.4 million, as compared to $366.5 million for the three months ended March 31, 2021. The decrease was mainly due to a 10.8% decrease in gold equivalent ounces sold, partially offset by a 4.6% increase in average realized gold prices. Changes in sales across the Company's operations were as follows: (i) gold sales at Çöpler decreased by $14.1 million, (ii) gold sales at Marigold decreased by $47.1 million, (iii) gold sales at Seabee increased by $45.2 million and (iv) metal sales at Puna increased by $5.0 million. At Çöpler, gold sales were 9.3% lower for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to 12.2% fewer gold ounces sold, partially offset by a 3.4% increase in the average realized gold price. At Marigold, gold sales were 40.6% lower due to 43.2% fewer gold ounces sold, offset partially by a 4.3% increase in the average realized gold price. During the first quarter of 2022, 50.3% fewer ounces of gold were produced at Marigold compared to the same period in 2021 as the result of mining in lower grade and tonnage ore zones. Additionally, slower leaching due to fines in the ore from the north pits delayed some gold recovery. At Seabee, gold sales were 98.8% higher due to a 6.8% increase in the average realized gold price and 85.5% more gold ounces sold. This was due to a 121.5% increase of gold ounces produced at Seabee, which was the result of a mill feed grade of 17.77 g/t gold during the first quarter of 2022, a 110% increase compared to the same period in 2021. At Puna, sales were 9.4% higher primarily due to an increase of $8.7 million and $5.6 million in lead and zinc revenue, respectively for the three months ended March 31, 2022 compared to the same period in 2021. During the three months ended March 31, 2022, 67% and 287% more pounds of lead and zinc, respectively, were sold at a 15% and a 37% higher average realized lead and zinc price, respectively, compared to the same period in 2021.
Production costs
Production costs decreased by $8.4 million, or 5.2%, to $153.5 million for the three months ended March 31, 2022, as compared to $161.9 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, 7.7% fewer ounces of gold were produced and 27.3% fewer ounces of silver were produced compared to the same period in 2021. Although production costs were 5.8% lower at Çöpler in part due to the depleting oxide ore, production costs per ounce sold were 7.3% higher due to higher reagent unit prices and 12.2% fewer gold ounces sold. Production costs at Marigold were 27.9% lower due to 50.3% fewer ounces produced. However, production costs per ounce sold were 26.9% higher due to lower grades mined. In addition, production costs per ounce sold at Seabee were 46.6% lower due to 85.5% more gold ounces sold. At Puna, production costs were 42.2% higher, although silver ounces produced decreased by 27.3%, primarily due to a rise in the inflation rate in Argentina, alongside weakening of the ARS against the USD, causing overall costs to increase. Production costs per gold equivalent ounce sold at Puna increased by 78.2% due to higher production costs and a 20.2% decrease in gold equivalent ounces sold.
Depreciation, depletion, and amortization

	Three Months Ended March 31,
	2022	2021	Change (%)
Depreciation, depletion, and amortization ($000s)	$58,742	$53,779	9.2%
Gold equivalent ounces sold	179,692	201,494	(10.8)%
Depreciation, depletion, and amortization per gold equivalent ounce sold	$327	$267	22.5%
Depreciation, depletion, and amortization (DD&A) expense increased by $5.0 million, or 9.2%, to $58.7 million for the three months ended March 31, 2022, as compared to $53.8 million for the three months ended March 31, 2021, primarily due to a $5.8 million increase at Seabee and a $1.3 million increase at Puna, offset partially by a $2.0 million decrease at Marigold. At Çöpler, DD&A remained consistent for the three months ended March 31, 2022 compared to the same period in 2021. The increase at Seabee was driven by an increase in gold ounces sold. The increase in DD&A per gold equivalent ounce sold was partially driven by Seabee, which has a higher DD&A per ounce than Marigold and Puna, being a larger percentage of total gold equivalent ounces sold. Additionally, the increase in DD&A per gold equivalent ounces sold is driven by fewer ounces sold at Copler, Marigold, and Puna.

General and administrative expense

General and administrative expense for the three months ended March 31, 2022 was $16.2 million as compared to $7.8 million for the three months ended March 31, 2021. General and administrative expenses increased primarily due to an $8.9 million increase in stock-based compensation expense related to mark-to-market adjustments for cash-settled units, which was the result of an increase in the Company's common share price during the three months ended March 31, 2022 compared to the same period in 2021.
Exploration, evaluation, and reclamation costs
Exploration, evaluation, and reclamation costs for the three months ended March 31, 2022 were $9.9 million as compared to $9.4 million for the three months ended March 31, 2021. The increase was primarily driven by an increase in drilling at the Buffalo Valley exploration project at Marigold and was partially offset by a reduction in spend at the Çöpler exploration opportunities.

Transaction, integration, and SEC conversion expense

Transaction, integration, and SEC conversion expense for the three months ended March 31, 2022 was $1.2 million as compared to $4.5 million for the three months ended March 31, 2021. The expenses incurred during the first quarter of 2022 were related to the Company’s transition from a foreign private issuer to a domestic filer under SEC reporting requirements. As the majority of the transition activities were completed during the year ended December 31, 2021, the lower expense incurred during the first quarter of 2022 is a reflection of the transition nearing completion. The expenses incurred during the first quarter of 2021 were associated with the integration activities related to the merger with Alacer.
Interest expense
Interest expense for the three months ended March 31, 2022 was $4.3 million as compared to $4.9 million for the three months ended March 31, 2021. The decrease is mainly due to less interest incurred on the Term Loan at Çöpler as repayments were made on the principal balance throughout 2021 and during the first quarter of 2022.
Other income (expense)
Other expense for the three months ended March 31, 2022 was $0.4 million as compared to $1.6 million for the three months ended March 31, 2021. The decrease is mainly due to a $1.1 million increase in interest income from short-term investments, in addition to fluctuations in the fair value of marketable securities.
Foreign exchange gain (loss)
Foreign exchange loss for the three months ended March 31, 2022 was $3.3 million compared to a loss of $0.4 million for the three months ended March 31, 2021. The Company's main foreign exchange exposures are related to net monetary assets and liabilities denominated in TRY, ARS, and CAD. During the three months ended March 31, 2022 and 2021, the foreign exchange loss was mainly due to a weakening of the ARS against the USD and its impact on ARS-denominated assets at Puna, partially offset by a weakening of the TRY against the USD and its impact on TRY-denominated liabilities at Çöpler.
Income and mining tax benefit (expense)
Income and mining tax expense for the three months ended March 31, 2022 was $31.6 million as compared to a benefit of $6.4 million for the three months ended March 31, 2021. The increase in tax expense in the three months ended March 31, 2022 was primarily as a result of withholding taxes on dividend distributions and increased expense due to more favorable results at Seabee offset by devaluation of the Lira relative to the USD.

Results of Operations
Çöpler, Turkey

	Three Months Ended March 31,
Operating Data	2022	2021	Change (%)
Gold produced (oz)	70,641	78,478	(10.0)%
Gold sold (oz)	72,425	82,502	(12.2)%
Average realized gold price ($/oz sold)	$1,873	$1,811	3.4%

Production costs	$62,584	$66,417	(5.8)%
Production costs ($/oz gold sold)	$864	$805	7.3%

Cash costs ($/oz gold sold) (1)	$844	$589	43.4%
AISC ($/oz gold sold) (1)	$955	$738	29.4%
(1)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Çöpler. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to production costs, which are the comparable GAAP financial measure. For the three months ended March 31, 2022, cash costs and AISC per ounce of gold sold include the impact of any fair value adjustment on acquired inventories. For the three months ended March 31, 2021, cash costs and AISC per ounce of gold sold exclude the impact of any fair value adjustment on acquired inventories.

Production and Production Costs
For the three months ended March 31, 2022 and 2021, Çöpler produced 70,641 and 78,478 ounces of gold, respectively. Lower production for the three months ended March 31, 2022 is mainly due to depleting oxide ore which resulted in fewer oxide tons and lower grade mined.

Production costs for the three months ended March 31, 2022 were $62.6 million, a 5.8% decrease as compared to the three months ended March 31, 2021. Production costs per ounce sold increased 7.3% due to higher reagent unit prices.

Cash Costs
For the three months ended March 31, 2022 and 2021, cash costs per ounce of gold sold were $844 and $589, respectively. The increase is mainly due to 12.2% fewer gold ounces sold, in addition to higher reagent unit prices during the three months ended March 31, 2022 compared to the same period in 2021.

AISC
For the three months ended March 31, 2022 and 2021, AISC per ounce of gold sold were $955 and $738, respectively. The increase is mainly due to higher cash costs, offset partially by lower stock-based compensation, and 12.2% fewer gold ounces sold during the three months ended March 31, 2022.

Marigold, USA

	Three Months Ended March 31,
Operating Data	2022	2021	Change (%)
Gold produced (oz)	33,788	67,936	(50.3)%
Gold sold (oz)	36,954	65,012	(43.2)%
Average realized gold price ($/oz sold)	$1,864	$1,787	4.3%

Production costs	$38,735	$53,711	(27.9)%
Production costs ($/oz gold sold)	$1,048	$826	26.9%

Cash costs ($/oz gold sold) (2)	$1,048	$823	27.3%
AISC ($/oz gold sold) (2)	$1,564	$1,195	30.9%
(1)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Marigold. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to production costs, which are the comparable GAAP financial measure.

Production and Production Costs
For the three months ended March 31, 2022 and 2021, Marigold produced 33,788 and 67,936 ounces of gold, respectively. The expected production decrease was the result of mining in lower grade and tonnage ore zones. Additionally, slower leaching due to fines in the ore from the north pits delayed some gold recovery.

Production costs for the three months ended March 31, 2022 were $38.7 million, a 27.9% decrease as compared to the three months ended March 31, 2021. Production costs were lower due to fewer ounces produced and production costs per ounce sold were 26.9% higher due to lower grades mined.

Cash Costs
For the three months ended March 31, 2022 and 2021, cash costs per ounce of gold sold were $1,048 and $823, respectively. The increase is mainly due to 43.2% fewer gold ounces sold, in addition to stacking 11% fewer recoverable ounces, with 4% higher production costs during 2021 due to an increase in fuel costs, which resulted in a higher cost per ounce in inventory at the beginning of the first quarter of 2022.

AISC
For the three months ended March 31, 2022 and 2021, AISC per ounce of gold sold were $1,564 and $1,195, respectively. The increase is mainly due to the increase in cash costs, as well as a higher capital cost per ounce sold due to 43.2% fewer gold ounces sold, and a higher royalty cost per ounce due to a higher average realized gold price.

Seabee, Canada

	Three Months Ended March 31,
Operating Data	2022	2021	Change (%)
Gold produced (oz)	52,582	23,735	121.5%
Gold sold (oz)	47,800	25,766	85.5%
Average realized gold price ($/oz sold)	$1,902	$1,780	6.8%

Production costs	$16,410	$16,561	(0.9)%
Production costs ($/oz gold sold)	$343	$643	(46.6)%

Cash costs ($/oz gold sold) (2)	$344	$616	(44.1)%
AISC ($/oz gold sold) (2)	$596	$1,111	(46.4)%
(1)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Seabee. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to production costs, which are the comparable GAAP financial measure.

Production and Production Costs
For the three months ended March 31, 2022 and 2021, Seabee produced 52,582 and 23,735 ounces of gold, respectively. The 121.5% increase in gold ounces produced was the result of a mill feed grade of 17.77 g/t gold during the first quarter of 2022, a 110% increase compared to the same period in 2021, due to mining higher grade areas than originally planned as well as increased mine productivity levels.

Production costs for the three months ended March 31, 2022 were $16.4 million, which is in line with production costs for the three months ended March 31, 2021.

Cash Costs
For the three months ended March 31, 2022 and 2021, cash costs per ounce of gold sold were $344 and $616, respectively, a 44.1% decrease. The decrease is mainly due to a 85.5% increase in gold ounces sold during the three months ended March 31, 2022 compared to the same period in 2021 as a result of higher mill feed grade.
AISC
For the three months ended March 31, 2022 and 2021, AISC per ounce of gold sold were $596 and $1,111, respectively, a 46.4% decrease. The decrease is mainly due to a 85.5% increase in gold ounces sold during the three months ended March 31, 2022 compared to the same period in 2021 as a result of higher mill feed grade.

Puna, Argentina

	Three Months Ended March 31,
Operating Data	2022	2021	Change (%)
Silver produced ('000 oz)	1,303	1,792	(27.3)%
Silver sold ('000 oz)	1,760	1,949	(9.7)%
Lead produced ('000 lb)	7,303	6,164	18.5%
Lead sold ('000 lb)	10,212	6,102	67.4%
Zinc produced ('000 lb)	1,843	3,079	(40.2)%
Zinc sold ('000 lb)	3,129	808	287.2%
Gold equivalent sold ('000 oz) (2)	22,513	28,214	(20.2)%
Average realized silver price ($/oz)	$23.85	$26.02	(8.3)%

Production costs	$35,791	$25,174	42.2%
Production costs ($/oz gold equivalent sold)	$1,590	$892	78.2%

Cash costs ($/oz silver sold) (1)	$13.06	$10.65	22.6%
Cash costs ($/oz gold equivalent sold)	$1,021	$736	38.8%
AISC ($/oz silver sold) (1)	$14.67	$13.10	12.0%
AISC ($/oz gold equivalent sold)	$1,147	$905	26.8%
(1)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of silver sold to manage and evaluate operating performance at Puna. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to production costs, which are the comparable GAAP financial measure.
(2)Gold equivalent ounces are calculated using the silver ounces produced or sold multiplied by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include copper, lead, or zinc as they are considered by-products.

Production and Production Costs
For the three months ended March 31, 2022 and 2021, Puna produced 1.3 million and 1.8 million ounces of silver, respectively, a 27.3% decrease. The decrease is primarily due to a 26% lower grade of silver ore processed and 3% less ore processed during the three months ended March 31, 2022 compared to the same period in 2021. The unfavorable weather conditions during the first two months of the first quarter of 2022 impeded access to the bottom benches of the mine containing higher grade ore. As such, low and medium grades of ore in existing stockpiles were fed into the plant, which resulted in fewer silver ounces produced.

Production costs for the three months ended March 31, 2022 were $35.8 million, a 42.2% increase as compared to the three months ended March 31, 2021. As silver ounces produced decreased by 27.3%, the increase in production costs was primarily due to a rise in the inflation rate in Argentina, alongside weakening of the ARS against the USD, causing overall costs to increase.

Cash Costs
For the three months ended March 31, 2022 and 2021, cash costs per ounce of silver sold were $13.06 and $10.65, respectively. The increase is primarily due to a 9.7% decrease in silver ounces sold, in addition to a rise in the inflation rate in Argentina, alongside weakening of the ARS against the USD.
AISC
For the three months ended March 31, 2022 and 2021, AISC per ounce of silver sold were $14.67 and $13.10, respectively. The increase in per ounce cost is primarily due to a 9.7% decrease in silver ounces sold, in addition to a rise in the inflation rate in Argentina, alongside weakening of the ARS against the USD.
Liquidity and Capital Resources
The Company manages its liquidity risk through a rigorous planning, budgeting and forecasting process, which is reviewed and updated on a regular basis, to help determine the funding requirements to support its current operations, expansion and development plans, and by managing its capital structure.
The Company's objectives when managing capital are to invest in strategic growth initiatives, return cash to shareholders, and maintain balance sheet strength and flexibility.
In assessing capital structure, the Company includes the components of shareholders’ equity, the 2019 Notes, the Term Loan and the Amended Credit Facility. In order to facilitate the management of capital requirements, the Company prepares annual budgets and continuously monitors and reviews actual and forecasted cash flows. The annual budget is monitored and approved by the Company's Board of Directors. To maintain or adjust the capital structure, the Company may, from time to time, issue new shares or debt, repay debt, dispose of non-core assets, or buy back shares. The Company expects its current capital resources will be sufficient to meet its business requirements for a minimum of twelve months.
Cash Dividends
During the three months ended March 31, 2022, we declared dividends of $0.07 per common share in the aggregate amount of $15.0 million that were paid in April 2022.

Share Repurchase Plan/ NCIB
On April 19, 2021, the Board authorized a share repurchase plan, pursuant to which the Company could purchase in open market transactions, from time to time over the 12-month period commencing April 21, 2021, up to an aggregate of 10,000,000 of our common shares on the Nasdaq Global Select Market, the TSX and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules. The price that the Company paid for common shares in open market transactions was the market price at the time of purchase or such other price as may be permitted by applicable law or stock exchange rules. During the year ended December 31, 2021, the Company repurchased and cancelled 8,800,700 common shares for $148.1 million under the 2021 Repurchase Plan. During the three months ended March 31, 2022, the Company did not repurchase and cancel any common shares under the 2021 Repurchase Plan.
Cash and Cash Equivalents
At March 31, 2022, the Company had $999.0 million of cash and cash equivalents, a decrease of $18.6 million from December 31, 2021, mainly due to cash used in the Company’s investing and financing activities, and partially offset by cash flows generated at each of the Company's operations. The Company held $921.8 million of its cash and cash equivalents balance in USD. Additionally, the Company held cash and cash equivalents of $55.2 million, $16.9 million and $2.9 million in ARS, CAD and TRY, respectively. All cash is invested in short-term investments or high interest savings accounts in accordance with the Company's investment policy with maturities of 90 days or less, providing the Company with sufficient liquidity to meet its foreseeable corporate needs.
Debt
There were no material changes to our debt and revolving credit facilities since December 31, 2021, except as noted in Note 13 to the Condensed Consolidated Financial Statements.
The Company's working capital at March 31, 2022, together with future cash flows from operations, are expected to be sufficient to fund planned activities and commitments.

Cash Flows
The following table summarizes the Company's cash flow activity for the three months ended March 31:

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$62,187	$127,503
Cash used in investing activities	(27,885)	(55,734)
Cash used in financing activities	(53,449)	(66,407)
Effect of foreign exchange rate changes on cash and cash equivalents	583	22
Decrease in cash, cash equivalents and restricted cash	(18,564)	5,384
Cash, cash equivalents, and restricted cash, beginning of period	1,052,865	895,921
Cash, cash equivalents, and restricted cash, end of period	$1,034,301	$901,305
Cash provided by operating activities
For the three months ended March 31, 2022, cash provided by operating activities was $62.2 million compared to $127.5 million for the three months ended March 31, 2021. The decrease in cash provided by operating activities is mainly due to the impact of lower gold sales at Çöpler and Marigold.
Cash used in investing activities
For the three months ended March 31, 2022, cash used in investing activities was $27.9 million compared to $55.7 million for the three months ended March 31, 2021. The decrease in cash used in investing activities is mainly due to a $21.2 million decrease in capital expenditures. In the first quarter of 2021, capital expenditures of approximately $12.3 million related to haul truck purchases at Marigold and $5.5 million related to the Santoy mine development at Seabee. Additionally, the Company received net proceeds of $6.6 million from the sale of marketable securities during the three months ended March 31, 2022 as compared to nil during the same period in 2021.
Cash used in financing activities
For the three months ended March 31, 2022, cash used in financing activities was $53.4 million compared to $66.4 million for the three months ended March 31, 2021. The decrease in cash used in financing activities is mainly due to $11.0 million in dividends paid to equity holders of the Company during the first quarter of 2021 compared to nil during the first quarter of 2022, in addition to a $7.3 million decrease in dividends paid to non-controlling interests.
Contractual Obligations
As of March 31, 2022, there have been no material changes in our contractual obligations since December 31, 2021 to the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2021 for information regarding our contractual obligations.

Non-GAAP Financial Measures
The Company has included certain non-GAAP financial measures to assist in understanding the Company's financial results. The non-GAAP financial measures are employed by the Company to measure its operating and economic performance and to assist in decision-making, as well as to provide key performance information to senior management. The Company believes that, in addition to conventional measures prepared in accordance with GAAP, certain investors and other stakeholders will find this information useful to evaluate the Company's operating and financial performance; however, these non-GAAP performance measures do not have any standardized meaning. These performance measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. These non-GAAP measures should be read in conjunction with the Company's condensed consolidated financial statements.
Non-GAAP Measure - Cash Costs and AISC
The Company uses cash costs per ounce of precious metals sold to monitor its operating performance internally. The most directly comparable measure prepared in accordance with GAAP is production costs. The Company believes this measure provides investors and analysts with useful information about its underlying cash costs of operations and the impact of by-product credits on its cost structure. The Company also believes it is a relevant metric used to understand its operating profitability and ability to generate cash flow. When deriving the production costs associated with an ounce of precious metal, the Company includes by-product credits. Thereby allowing management and other stakeholders to assess the net costs of gold and silver production. In calculating cash costs per ounce, the Company also excludes the impact of specific items that are significant, but not reflective of its underlying operations.
AISC includes total production costs incurred at the Company's mining operations, which forms the basis of cash costs. Additionally, the Company includes sustaining capital expenditures, sustaining mine-site exploration and evaluation costs, reclamation cost accretion and amortization, and general and administrative expenses. This measure seeks to reflect the ongoing cost of gold and silver production from current operations; therefore, expansionary capital and non-sustaining expenditures are excluded. Certain other cash expenditures, including tax payments and financing costs are also excluded.
The Company believes that AISC represents the total costs of producing gold and silver from current operations and provides the Company and other stakeholders with additional information about its operating performance and ability to generate cash flows. It allows the Company to assess its ability to support capital expenditures and to sustain future production from the generation of operating cash flows.
When deriving the number of ounces of precious metal sold, the Company considers the physical ounces available for sale after the treatment and refining process, commonly referred to as payable metal, as this is what is sold to third parties.
AISC includes total production costs incurred at the Company's mining operations, which forms the basis of its cash costs and which are reconciled to reported production costs.

The following tables provide a reconciliation of production costs to cash costs and AISC:

	Three Months Ended March 31, 2022
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Production costs (GAAP)	$62,584	$38,735	$16,410	$35,791	$—	$153,520
By-product credits	(1,464)	(41)	(35)	(16,734)	—	(18,274)
Treatment and refining charges	—	36	89	3,933	—	4,058
Cash costs (non-GAAP)	61,120	38,730	16,464	22,990	—	139,304
Sustaining capital expenditures	6,376	18,235	11,875	2,212	—	38,698
Sustaining exploration and evaluation expense	382	317	—	50	—	749
Reclamation cost accretion and amortization	395	513	141	431	—	1,480
General and administrative expense and stock-based compensation expense	914	—	3	148	15,174	16,239
Total AISC (non-GAAP)	$69,187	$57,795	$28,483	$25,831	$15,174	$196,470

Gold sold (oz)	72,425	36,954	47,800	—	—	157,179
Silver sold (oz)	—	—	—	1,760,387	—	1,760,387
Gold equivalent sold (oz) (1)(2)	72,425	36,954	47,800	22,513	—	179,692

Production cost per gold equivalent ounce sold	$864	$1,048	$343	$1,590	N/A	$854
Cash cost per gold ounce sold	$844	$1,048	$344	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$13.06	N/A	N/A
Cash cost per gold equivalent ounce sold	$844	$1,048	$344	$1,021	N/A	$775
AISC per gold ounce sold	$955	$1,564	$596	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$14.67	N/A	N/A
AISC per gold equivalent ounce sold	$955	$1,564	$596	$1,147	N/A	$1,093
(1)Gold equivalent ounces are calculated using the silver ounces produced or sold multiplied by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include copper, lead, or zinc as they are considered by-products.
(2)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Three Months Ended March 31, 2021
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Production costs (GAAP)	$66,417	$53,711	$16,561	$25,174	$—	$161,863
By-product credits	(1,789)	(36)	(31)	(6,848)	—	(8,704)
Treatment and refining charges	—	194	188	3,321	—	3,703
Incremental COVID-19 related costs(1)	—	(332)	(852)	(893)	—	(2,077)
Fair value adjustment on acquired inventories	(16,069)	—	—	—	—	(16,069)
Cash costs (non-GAAP)	48,559	53,537	15,866	20,754	—	138,716
Sustaining capital expenditures	7,264	23,413	12,746	3,276	—	46,699
Sustaining exploration and evaluation expense	164	154	—	19	—	337
Reclamation cost accretion and amortization	826	661	116	406	—	2,009
General and administrative expense and stock-based compensation expense	4,095	(103)	(91)	1,084	2,775	7,760
Total AISC (non-GAAP)	$60,908	$77,662	$28,637	$25,539	$2,775	$195,521

Gold sold (oz)	82,502	65,012	25,766	—	—	173,280
Silver sold (oz)	—	—	—	1,949,086	—	1,949,086
Gold equivalent sold (oz) (2)(3)	82,502	65,012	25,766	28,214	—	201,494

Production cost per gold equivalent ounce sold	$805	$826	$643	$892	N/A	$803
Cash cost per gold ounce sold	$589	$823	$616	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$10.65	N/A	N/A
Cash cost per gold equivalent ounce sold	$589	$823	$616	$736	N/A	$688
AISC per gold ounce sold	$738	$1,195	$1,111	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$13.10	N/A	N/A
AISC per gold equivalent ounce sold	$738	$1,195	$1,111	$905	N/A	$970
(1)COVID-19 related costs include direct, incremental costs associated with COVID-19.
(2)Gold equivalent ounces are calculated using the silver ounces produced or sold multiplied by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include copper, lead, or zinc as they are considered by-products.
(3)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

Non-GAAP Measure - Adjusted Attributable Net Income
Adjusted attributable net income and adjusted attributable net income per share are used by management and investors to measure the Company's underlying operating performance. The most directly comparable financial measures prepared in accordance with GAAP are net income attributable to equity holders of SSR Mining and net income per share attributable to equity holders of SSR Mining. Adjusted attributable net income is defined as net income adjusted to exclude the after-tax impact of specific items that are significant, but not reflective of the Company's underlying operations, including impairment charges; foreign exchange (gains) losses and inflationary impacts on tax balances; transaction, integration, and SEC conversion expenses; and other non-recurring items.
The following table provides a reconciliation of net income attributable to equity holders of SSR Mining to adjusted net income attributable to equity holders of SSR Mining:

	Three Months Ended March 31,
(in thousands, except per share)	2022	2021
Net income attributable to equity holders of SSR Mining (GAAP)	$67,563	$108,861
Interest saving on convertible notes, net of tax	1,215	1,575
Net income used in the calculation of diluted net income per share	$68,778	$110,436

Weighted-average shares used in the calculation of net income and adjusted net income per share
Basic	212,423	219,792
Diluted	224,736	232,169

Net income per share attributable to common stockholders (GAAP)
Basic	$0.32	$0.50
Diluted	$0.31	$0.48

Adjustments:
Fair value adjustment on acquired assets (1)	—	25,225
Foreign exchange loss (gain)	3,287	379
COVID-19 related costs (2)	—	2,077
Transaction, integration, and SEC conversion expense	1,217	4,492
Changes in fair value of marketable securities	923	586
Loss (gain) on sale of mineral properties, plant and equipment	584	22
Income tax impact related to above adjustments	(708)	(6,643)
Foreign exchange (gain) loss and inflationary impacts on tax balances	(6,924)	(24,264)
Adjusted net income attributable to equity holders of SSR Mining (Non-GAAP)	$65,942	$110,735

Adjusted net income per share attributable to SSR Mining shareholders (Non-GAAP)
Basic	$0.31	$0.50
Diluted	$0.30	$0.48
(1)Fair value adjustments on acquired assets relate to the acquisition of Alacer's inventories and mineral properties.
(2)COVID-19 related costs include direct, incremental costs associated with COVID-19 at all operations.

Non-GAAP Measure - Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and Adjusted EBITDA
EBITDA represents net income before interest, taxes, depreciation, and amortization. EBITDA is an indicator of the Company's ability to generate liquidity by producing operating cash flow to fund working capital needs, service debt obligations, and fund capital expenditures.
Adjusted EBITDA represents net income before interest, taxes, depreciation, and amortization, adjusted to exclude the impact of specific items that are significant, but not reflective of the Company's underlying operations, including impairment charges; foreign exchange gains (losses); transaction and integration expenses; unrealized gains (losses) on derivatives; and other non-recurring items.
The most directly comparable financial measure prepared in accordance with GAAP to EBITDA and Adjusted EBITDA is net income attributable to equity holders of SSR Mining.
The following is a reconciliation of net income attributable to equity holders of SSR Mining to EBITDA and adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income attributable to equity holders of SSR Mining (GAAP)	$67,563	$108,861
Net income (loss) attributable to non-controlling interests	8,543	18,590
Depletion, depreciation and amortization	58,742	53,779
Interest expense	4,295	4,944
Income and mining tax expense (benefit)	31,562	(6,380)
EBITDA (non-GAAP)	170,705	179,794
Fair value adjustment on acquired assets (1)	—	16,069
Foreign exchange loss (gain)	3,287	379
COVID-19 related costs (2)	—	2,077
Transaction, integration, and SEC conversion expense	1,217	4,492
Changes in fair value of marketable securities	923	586
Loss (gain) on sale of mineral properties, plant and equipment	584	22
Adjusted EBITDA (non-GAAP)	$176,716	$203,419
(1)Fair value adjustments on acquired inventories relate to the acquisition of Alacer.
(2)COVID-19 related costs include direct, incremental costs associated with COVID-19 at all operations.

Non-GAAP Measure - Free Cash Flow
The Company uses free cash flow to supplement information in its condensed consolidated financial statements. The most directly comparable financial measures prepared in accordance with GAAP is cash provided by operating activities. The Company believes that in addition to conventional measures prepared in accordance with US GAAP, certain investors and analysts use this information to evaluate the ability of the Company to generate cash flow after capital investments and build the Company's cash resources. The Company calculates free cash flow by deducting cash capital spending from cash generated by operating activities.
The following table provides a reconciliation of cash provided by operating activities to free cash flow:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash provided by operating activities (GAAP)	$62,187	$127,503
Expenditures on mineral properties, plant and equipment	(34,492)	(55,711)
Free cash flow (non-GAAP)	$27,695	$71,792

Critical Accounting Estimates
Refer to our Management’s Discussion and Analysis of Critical Accounting Estimates included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 23, 2022.
New Accounting Pronouncements
For a discussion of Recently Issued Accounting Pronouncements, see Note 2 of the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks during the three-month period ended March 31, 2022.
For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 23, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Management assessed the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon its assessment, Management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, the Company and its subsidiaries have become involved in litigation relating to claims arising out of operations in the normal course of business. Information regarding legal proceedings is contained in Note 15 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item IA., “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The risks described in our Annual Report and herein are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes purchases by the Company, or an affiliated purchaser, of the Company’s equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	-	-	-	1,199,300
February 1 - February 28	-	-	-	1,199,300
March 1 - March 31	-	-	-	1,199,300
(1) The total number of shares purchase (and the average price paid per share) reflects shares purchased pursuant to the repurchase program described in (2) below.
(2) The Company's Board of Directors authorized a share repurchase program, under which the Company was authorized to repurchase up to 10,000,000 common shares. Such program was announced April 19, 2021 and will expire April 20, 2022. The Company repurchased 8,800,700 common shares during 2021 under such program. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. The repurchase program may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
The Company is required to report certain mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, and that required information is included in Exhibit 95 to this Quarterly Report, which is incorporated herein by reference.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number
31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95 +	Mine Safety Information Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
101 +	101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE	XBRL Instance - XBRL tags are embedded within the Inline XBRL document
XBRL Taxonomy Extension Schema
XBRL Taxonomy Extension Calculation
XBRL Taxonomy Extension Definition
XBRL Taxonomy Extension Labels
XBRL Taxonomy Extension Presentation
104 +	Cover Page Interactive Data File (embedded within the Inline XBRL document).
+	Filed herewith
++	Furnished herewith
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SSR MINING INC. Registrant
Date: May 3, 2022	/s/ Alison White
Name: Alison White Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 3, 2022	/s/ Russell Farnsworth
Name: Russell Farnsworth Title: Vice President, Controller (Principal Accounting Officer)