Form 10-K/A
period 2021-12-31
SSR MINING INC.
filed 2022-07-12
CIK 921638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A (Amendment No. 1)
(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________
Commission File Number: 001-35455
SSR MINING INC.
(Exact name of registrant as specified in its charter)

British Columbia (State or Other Jurisdiction of Incorporation or Organization)	98-0211014 (I.R.S. Employer Identification No.)
Suite 1300 - 6900 E Layton Ave., Denver, CO 80237
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code (303) 292-1299

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading symbol	Name of each exchange on which registered
Common shares without par value	SSRM	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act. None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☒ Yes     ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐ Yes     ☒ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes     ☒ No
As of July 8, 2022, there were 211,841,990 common shares of the registrant's common stock outstanding.
Auditor Name: PricewaterhouseCoopers LLP     Location: Vancouver, Canada         Auditor ID: 271

EXPLANATORY NOTE
SSR Mining Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2022 (the “Initial Form 10-K Filing”). Defined terms used in this Amendment but not otherwise defined herein have the meanings ascribed to such terms in the Initial Form 10-K Filing.
This Amendment is being filed solely to reorganize information included in Part I, Item 2. Properties in the Initial Form 10-K Filing and to include additional information in Part I, Item 2. Properties that was previously included in the Çöpler District Master Plan 2021 Technical Report Summary, the Marigold 2021 Technical Report Summary, the Seabee 2021 Technical Report Summary and the Puna 2021 Technical Report Summary (collectively, the “Technical Report Summaries”), which were filed as exhibits to the Initial Form 10-K Filing.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part I, Item 2. Properties included in the Initial Form 10-K Filing is hereby amended and restated in its entirety. The Amendment also includes Item 15 of Part IV solely to file new certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. This Amendment does not amend, restate or otherwise update any other information in the Initial Form 10-K Filing.
The information included in this Amendment is presented as of February 23, 2022, which is the date of the Initial Form 10-K Filing, and the information in the Amendment has not been updated to reflect changes or developments related to the Company since such date, including, but not limited to its changes or developments in its operations, financial results, mining properties or resources or reserve estimates. This Amendment should be read in conjunction with the Initial Form 10-K Filing and with our other filings with the SEC.
In this Amendment, “SSR Mining,” the “Company,” “our” and “we” refer to SSR Mining Inc. together with its affiliates and subsidiaries, unless the context otherwise requires. All currency references herein are in United States dollars (“USD”) unless otherwise indicated. References to “CAD” or the use of the symbol “C$” refers to Canadian dollars. References to “TL” are to the lawful currency of Turkey, the Turkish Lira. References to “ARS” are to the lawful currency of Argentina, the Argentine peso.

TABLE OF CONTENTS

Page
PART I
ITEM 2. PROPERTIES	2
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	67
SIGNATURES	70

PART I
ITEM 2. PROPERTIES
The following descriptions summarize selected information about the Company’s four producing assets: Çöpler Gold Mine, Marigold Mine, Seabee Gold Operation and Puna Operations, each of which is an operating segment. All of the Company’s properties are wholly owned except for Çöpler.
The disclosure in this Item 2. Properties of a scientific or technical nature for each asset is based on the Çöpler District Master Plan 2021 Technical Report Summary, the Marigold 2021 Technical Report Summary, the Seabee 2021 Technical Report Summary and the Puna 2021 Technical Report Summary (collectively, the “Technical Report Summaries”). Each Technical Report Summary has been filed with the SEC as part of the Company's Annual Report on Form 10-K on February 23, 2022 (the "Initial Form 10-K Filing") and incorporated by reference herein has been filed with the applicable securities regulatory authorities in Canada as a technical report in compliance with National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”), and is available for review on EDGAR at www.sec.gov and on SEDAR at www.sedar.com. You should read each such Technical Report Summary as part of your review of the information in this Item 2. Properties.
Additional Mining Company Financial Information
The Company is listed on Nasdaq and the TSX and is subject to the ongoing disclosure and reporting requirements, including those required of a mineral resource company, in both the United States and Canada. The mineral resource company disclosure requirements in each country are different. As a result, certain additional disclosures have been included in this “Item 2. Properties” to comply with requirements under Canada’s National Instrument 51-102 – Continuous Disclosure Obligations ("NI 52-101") and 43-101. Certain of these additional disclosures include financial measures that are customary in the mining industry, including capital costs and operating costs, which have been calculated in a manner that is not in accordance with U.S. GAAP. There are no standardized definitions or comparable financial measures under U.S. GAAP for these mining industry non-GAAP financial measures. As a result, we have not identified a comparable financial measure calculated under U.S. GAAP and we have also not provided a reconciliation of these mining industry non-GAAP financial measures to a U.S. GAAP financial measure. We believe investors rely on these mining industry non-GAAP financial measures to assist in an evaluation and comparison of the operating performance of mining companies. These disclosures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. These mining industry non-GAAP financial measures should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements included elsewhere in the Initial Form 10-K Filing.
Summary Disclosure
Producing Assets
Çöpler is an open pit gold mine located along the Tethyan belt in east-central Turkey’s Erzincan Province. Çöpler contains oxide and sulfide ores which are mined concurrently and processed through its two separate processing circuits. Gold contained in oxide ore is recovered through heap leach processing producing gold doré with a minor by-product of copper concentrate, while gold sulfide mineralization is subjected to pressure oxidation and carbon-in-leach processing, to produce gold doré. Further information on Çöpler is included herein under the “Çöpler Gold Mine, Erzincan Province, Turkey” section and detailed disclosure of a scientific or technical nature regarding Çöpler is available in the Çöpler District Master Plan 2021 Technical Report Summary (the “CDMP21TRS”), which was included as part of the Initial Form 10-K Filing.

Marigold is an open pit gold mine located along the northern margin of the Battle Mountain-Eureka Trend in Nevada, USA. Marigold is a run-of-mine heap leach operation producing gold doré bars. Further information on Marigold is included herein under the “Marigold Mine, Nevada, United States” section and detailed disclosure of a scientific or technical nature regarding Marigold is available in the Marigold 2021 Technical Report Summary, which was included as part of the Initial Form 10-K Filing.
Seabee is an underground gold mine located along the Trans-Hudson Corridor in east-central Saskatchewan, Canada. Seabee processes ore through its processing plant using gravity concentration, cyanide leaching and carbon-in-pulp to produce gold doré. Further information on Seabee is included herein under the “Seabee Gold Operation, Saskatchewan, Canada” section and detailed disclosure of a scientific or technical nature regarding Seabee is available in the Seabee 2021 Technical Report Summary, which was included as part of the Initial Form 10-K Filing.
Puna is an open pit silver-lead-zinc mine located along the silver belt in northern Argentina in the Province of Jujuy. Puna processes ore mined from the Chinchillas mine through its Pirquitas flotation processing mill to produce a silver/lead and a zinc concentrate. Further information on Puna is included herein under the “Puna Operations, Jujuy Province, Argentina” section and detailed disclosure of a scientific or technical nature regarding Puna is available in the Puna 2021 Technical Report Summary, which was included as part of the Initial Form 10-K Filing.
Exploration and Development
Turkey Exploration
SSR Mining owns 30% of Tunçpınar Madencilik Sanayi ve Ticaret Anonim Şirketi (“Tunçpınar”) operated by Lidya and 70% of Bakırtepe Madencilik Sanayi ve Ticaret Anonim Şirketi (“Bakırtepe”) which is operated by SSR Mining. Bakırtepe includes the Copper Hill exploration target. The Lidya Mining Exploration team discovered Bakırtepe and undertook the preliminary exploration activities on behalf of the joint venture with the Company. Site activities are now being transitioned to the SSR Mining Exploration and Project Development teams.
Copper Hill is in the Black Sea region of Turkey and is a priority target of the Company’s exploration program.
Drilling at Copper Hill (Bakırtepe) commenced in April 2020, with eight diamond drill holes totaling 3,181 meters. Seven of the eight holes intersected sulfide (chalcopyrite) copper mineralization. To-date, 35 diamond drill holes, totaling 10,829 meters have been completed. The northwest-southeast trending mineralized zone has been identified over a strike length of at least 450 meters with a width of 180 meters and a depth extent of at least 200 meters. Copper Hill sits within the package of exploration leases known as Kazıkbeli.
Amisk, Canada Exploration
The Amisk property is 39,880 hectares (and 126 claims) with extensive Proterozoic-volcano-sedimentary rock assemblages that are prospective for gold-silver epithermal, gold-rich volcanogenic massive sulfide and orogenic gold deposits. The Amisk property is located in Saskatchewan, Canada.
In the Amisk property the West Channel and Black Diamond trends occur along regional-scale ductile shear zones that range from 5 to 50 meters in orthogonal width. Intermediate volcanic and volcaniclastic rocks core much of these trends with lesser meta-volcanic, meta-sedimentary and gabbro packages occurring in proximity to the high-strain corridors. Alteration assemblages of sericite, iron-carbonate and silicification dominate the regional shear zones. Localized chlorite and diaspore occurrences are diagnostic and associated with auriferous quartz veins at the Monarch target area. Arsenopyrite is the most common sulfide mineral associated with this vein-hosted gold mineralization. Pyrite, chalcopyrite and pyrrhotite are also present, but generally to a lesser degree. Based on visual observations, Sulfide content related to gold mineralization can range from 1%-15%, with most zones hosting 3-5% total sulfide. Coarse visible gold is relatively uncommon on the property and is presently identified at the Raine-Walker, TCA and Black Diamond targets to-date.
Pitarrilla, Mexico Exploration
The Pitarrilla project is a wholly owned silver project located within the Municipality of Santa María del Oro and Indé, on the eastern flank of the Sierra Madre Occidental mountain range in the central part of Durango State, Mexico. The project is held by the Company’s wholly owned subsidiary, SSR Durango, S.A. de C.V.
On January 12, 2022, the Company entered into an agreement with Endeavor Silver Corp. ("Endeavor Silver") to sell the Pitarrilla project. The transaction is expected to close in the first half of 2022.
San Luis, Peru Exploration
The San Luis project is a wholly owned high-grade gold-silver project located in the Ancash Department of central Peru. The project is held by the Company’s wholly owned subsidiary, Reliant Ventures S.A.C.
In September 2012, Peru’s Ministry of Mines and Energy approved the EIA for the mining operation of the Ayelén deposit. Based on the preliminary and early works the Company conducted in respect of the project in 2017, the EIA now has no expiry date.
The San Luis project includes several vein systems across an area of land whose surface rights are held by two local communities: Ecash and Cochabamba. The execution of the San Luis project requires land access and use negotiations to be completed with both communities. Exploration activities were successfully undertaken on land belonging to the Ecash community in 2021 and the company plans to extend exploration activities onto Cochabamba lands in 2022.

Çöpler Gold Mine, Erzincan Province, Turkey
The Çöpler project consists of a number of mining licenses covering mineral resources on the Çöpler, Çakmaktepe, Çakmaktepe Expansion (Ardich), and Bayramdere deposits, mineral reserves on the Çöpler and Çakmaktepe open pit mines, oxide and sulfide processing facilities, and supporting infrastructure.
The Çöpler deposit, including the mineral resources and mineral reserves, is wholly owned by Anagold Madencilik Sanayi ve Ticaret Anonim Şirketi (“Anagold”). SSR Mining controls 80% of the shares of Anagold, Lidya Madencilik Sanayi ve Ticaret A.Ş. (“Lidya”) controls 18.5%, and a bank wholly‑owned by Çalık Holdings A.Ş. holds the remaining 1.5%. Çakmaktepe is wholly owned by Kartaltepe and Çakmaktepe Expansion ("Ardich") spans both Kartaltepe and Anagold ground (predominantly Anagold). SSR Mining controls 50% of the shares of Kartaltepe Madencilik Sanayi ve Ticaret Anonim Şirketi (“Kartaltepe”). Çakmaktepe Expansion (Ardich) and Bayramdere deposits and the Mavialtın Porphyry Belt (including the Aslantepe, Sarıdere, Fındıklıdere and Mavidere porphyries) have areas owned by both Anagold and Kartaltepe. SSR Mining is the Operator of both Anagold and Kartaltepe. All of the processing facilities and operating assets are located on land owned by Anagold. In total 77% of the exclusive Mineral Resources and 79% of the Mineral Reserve at Çöpler are owned by SSR Mining.
Also, in Turkey, SSR Mining owns 30% of Tunçpınar Madencilik Sanayi ve Ticaret Anonim Şirketi (“Tunçpınar”), operated by Lidya, and 70% of Bakırtepe Madencilik Sanayi ve Ticaret Anonim Şirketi (“Bakırtepe”), which is operated by SSR Mining. Bakırtepe includes the Copper Hill exploration target.
The total cost of Çöpler’s gross mineral properties, plant and equipment as of December 31, 2021 was $2,761.6 million.
Property Description and Location
The Çöpler project is located in east central Turkey, 120 kilometers west of the city of Erzincan, in Erzincan Province, 40 kilometers east of the iron-mining city of Divriği, and 550 kilometers east of Turkey’s capital city, Ankara. The nearest urban center, İliç, is located approximately 6 kilometers northeast of the Çöpler mine. The Çöpler project uses the European 1950 ("E1950") datum coordinate system, which is a Turkish Government requirement. The Çöpler deposit is in UTM6 zone 37N of the E1950 coordinate system. The Çöpler project centroid is situated at approximately 459,975 mE and 4,364,420 mN and has an approximate elevation of 1,160 m above mean sea level ("mamsl").
The Çöpler project is serviced by road and rail networks. The mine is accessed from the main paved highway between Erzincan and Kemaliye. The project area is located in the Eastern Anatolia geographical district of Turkey. Mining operations are conducted year-round. The climate is typically continental with cold, wet winters and hot, dry summers.
The Çöpler mining operations fall within the license areas numbered 847, 49729, and 20067313, which have been granted by the General Directorate of Mining and Petroleum Affairs. The Çakmaktepe satellite mining operation is located 6 km east of the current Çöpler pit. The Çakmaktepe pits are located within Kartaltepe License 1054. Ore mined at Çakmaktepe is hauled and treated at the Anagold Çöpler facilities.

Anagold holds the exclusive right to engage in mining activities within the Çöpler project area. Anagold holds six granted licenses covering a combined area of approximately 16,600 hectares. Kartaltepe holds eight licenses covering approximately 9,200 hectares. The total near-mine tenement package is approximately 25,800 hectares.
Kartaltepe sells Anagold ore from Çakmaktepe at an agreed rate. SSR Mining holds a 2% net smelter return (“NSR”) on the Kartaltepe licenses, receivable after repayment of a historical royalty pre-payment.
Under Turkish Mining Law, the royalty rate for precious metals is variable and tied to metal prices. The Çöpler project is subject to a mineral production royalty that is based on a sliding scale to gold price and is payable to the Turkish government. In September 2020 a presidential decree was issued, increasing the prescribed royalty rates by 25%. Royalty rates are reduced by 40% for ore processed in country, as an incentive to process ore locally. As the Çöpler project produces its gold doré on-site, the Çöpler project is eligible for a 40% reduction to the royalty rate.
History

The Çöpler region has been subject to gold and silver mining dating back at least to Roman times. The Turkish Geological Survey carried out regional exploration work in the early-1960s that was predominately confined to geological mapping. In 1964, a local Turkish company started mining for manganese until 1973; the property was sold in January 1979 and manganese production restarted, continuing until 1992.
In 1998, Anatolia Minerals Development Ltd (“Anatolia”) identified several porphyry-style gold–copper prospects in east central Turkey and applied for exploration licenses for these prospects, including in the Çöpler basin. In August 2009, a joint venture agreement between Anatolia and Lidya was executed.
In February 2011, Anatolia merged with Avoca Resources Limited, an Australian company, to become Alacer Gold Corp., which further merged with SSR Mining in September 2020.
Geological Setting, Mineralization, and Deposit Types
The Çöpler project is located near the northern margin of a complex collision zone that lies between the Pontide Belt / North Anatolian Fault, the Arabian Plate, and the East Anatolian Fault, which bounds several major plates. The region underwent crustal thickening related to the closure of a single ocean, or possibly several oceanic and micro-continental realms, in the late Cretaceous to early Tertiary period.
The gold, silver, and copper mineralization of economic interest at Çöpler occurs in a porphyry-related epithermal environment, with most of the gold mineralization concentrated in three zones: Main Zone, Manganese Zone, and Marble Zone, with mineralization present in five different forms:
•Stockwork and veins with disseminated marcasite, pyrite, and arsenopyrite
•Clay-altered brecciated and carbonatized diorite with rhodochrosite veinlets, and disseminated marcasite, pyrite, realgar, orpiment, sphalerite, and galena
•Massive marcasite and pyrite replacement bodies
•Massive jarositic gossan
•Massive manganese oxide
Oxidation of this mineralization has resulted in the formation of gossans, massive manganese oxide, and goethitic / jarositic assemblages hosting fine-grained free gold. The oxidized cap is underlain by primary and secondary sulfide mineralization. In addition to the gold–silver–copper mineralization of economic interest some arsenic, lead, magnesium, manganese, mercury, and zinc are also present.
The Manganese Zone (pit) is about 650 m wide in the north-south direction and about 650 m in the east-west direction. The surface was predominantly covered with marble. A major component of the mineralization is associated with the contact between the diorite and the marble. Disseminated mineralization also occurs outside the contact zones. Mineralization ranges from the surface to 400m deep.

The Marble Zone (pit) is in the southeastern portion of the system and associated with a northeast striking fault contact between marble on the east and hornfels (metasediments) and intrusives on the west. The width is almost 350 m and the strike length is about 300 m east-north-east. Depth of the mineralization ranges from the surface to about 160 m.
The Main Zone (pit) drilling identified a mineralization extending about 750 m north-south and 1,000 m east west. Oxide zone is confined to near surface to depths of about 40 m. Main Pit is the largest area of exposure in the west and south of the Çöpler mine and exposes dominantly diorite-granodiorite porphyry in the southern wall in contact with Hornfels Block. High grade gold is controlled by both faults and contacts. Supergene enrichment enhanced along syn- and post-mineral structures plays an important role in localizing high-grade gold mineralization at lithological contacts, late-stage faults and shear zones, and fault/contact intersections.
The West Pit exposes a high-grade gossan/fanglomerates at the basal contact of Munzur Limestone with hornfels. The contact is locally well preserved and shows a ~10 m thick zone of broken rock cataclastites at the base of limestone on a wide zone of highly sheared hornfelds with folded foliations. Some Gossans would be supergene of polymetallic replacement deposits. Gossans are confined to limestone and hornfels and enriched/formed as a result of karstic process in the area.
Mining Operations
Open pit mining at the Çöpler project is carried out by a mining contractor and managed by Anagold. The mining method is a conventional open pit method with drill and blast and utilizing excavators and trucks operating on bench heights of 5 meters. The mining contractor provides operators, line supervisors, equipment, and ancillary facilities required for the mining operation. SSR Mining provides management, technical, mine planning, engineering, and grade control functions for the operation.
The facility infrastructure supports the mine, and the oxide heap leach and sulfide plant processing facilities. The current leach pad consists of four phases designed to accommodate approximately 58 million tonnes of oxide ore heap with a nominal maximum heap height of 100 meters above the pad liner, with additional phases in development.
The tailings storage facility is developed and constructed in stages. Ongoing work in ensuring sufficient long-term capacity for storage of tailings is undertaken. Studies by Anagold have determined that the effect of the addition of the flotation plant to the sulfide plant circuit would result in an increase in the solids content and improvement in the final settled density based on an increase in the rate of tailings consolidation.
Infrastructure, Permitting and Compliance Activities
The power supply for the Çöpler mine and processing facilities is provided via a 154 kV transmission line to site. Existing mine site facilities are located primarily within the Çöpler and Sabırlı Creek watersheds immediately upstream of their confluence with the Karasu River. The only perennial surface water in the vicinity of the Çöpler project is the Karasu River flowing in the northern and western part of the area. All other valleys are either ephemeral streams or dry valleys.
The Çöpler mining and processing operations involve open pit mining from multiple pits, construction of multiple waste rock dumps to accommodate mined materials, processing of oxide ores and placement on heap leach pads, and processing of sulfide ores with placement of tailings in a tailings storage facility. Operation of the Çöpler mining and processing facilities, and mining at Çakmaktepe, have been investigated and authorized by means of a series of

Environmental Impact Assessments ("EIAs"). Anagold has remained in compliance with all aspects of the EIAs and operating permits throughout the history of the project.
The currently permitted EIA boundary incorporates 1,747 hectares, whereas the footprint of the mine units covers a combined 1,089 hectares. The currently permitted Çakmaktepe EIA boundary incorporates 290 hectares, but pending approval, it is anticipated that the Çakmaktepe EIA boundary will increase to 360 hectares.
Mineral Processing and Metallurgical Testing
Oxide Testwork
The heap leaching facilities were commissioned at the Çöpler mine site in late-2010 and have operated continuously since that time. Oxide heap leach operations were ongoing at the CDMP21TRS effective date.
Metallurgical testwork on Çakmaktepe oxide material for heap leaching has been undertaken at the on-site metallurgical laboratory, initially under the supervision of Kappes, Cassiday & Associates. The initial testwork in 2015 undertook bottle roll and column leach tests. The results are comparable with the Çöpler oxide ore, with similar behavior and leach kinetics. Subsequently, Çakmaktepe oxide ore has been heap leached along with Çöpler oxide ore. Oxide column testwork on oxide ore continues at the on-site laboratory.
Metallurgical testwork on Ardich oxide material for heap leaching has been undertaken at McClelland laboratories and supervised by Metallurgium. An initial testwork program, including bottle roll and column leach, was carried out in 2019. This initial program identified two distinct domains with respect to gold recovery based on sulfur content: <1% and 1%–2%. The column testwork results indicated that the listwanite, dolomite, and jasperoid lithologies have physical properties amenable to heap leaching. This initial test program was followed up with further testwork in 2020.
Analysis of the results of the metallurgical testwork and a review of the existing recovery models for use in economic analysis were undertaken in 2020. This was done for the oxide and sulfide processing, including the flotation circuit. The resulting recoveries have been used in the economic analysis for the CDMP21TRS.
Oxide gold recoveries vary by lithology for Çöpler in the range 62.3%–78.4%, at Çakmaktepe the range is 61%–80%. At Ardich the testwork suggest recoveries will vary in the range 40%–73%. The average oxide recovery in the Reserve Case is 61%.
Sulfide Testwork
The sulfide process plant commenced commissioning in Q4’18. The plant consists principally of a pressure oxidation (POX) leach followed by a cyanide leach to recover gold.
Significant testwork had been conducted on sulfide ores prior to commissioning of the sulfide plant, with pilot plant testwork campaigns and a significant number of batch variability tests on POX / cyanide leach completed.
Whilst a POX / cyanide leach circuit was implemented, significant work had also been undertaken on flotation of the gold-bearing sulfides as a process route, although ultimately this option was not selected for development. Flotation of a partial stream of the plant feed was considered to maximize the available capacity of the plant, including the POX autoclave and available oxygen supply. Further flotation testwork demonstrated that the addition of a small flotation plant into the existing sulfide process route would allow optimization and maximization of already installed capacities.

The testwork indicates that sulfur recovery through flotation is estimated to be 75% to concentrate with a corresponding 55% gold recovery. Flotation tails gold recovery is estimated at 43%. A side stream flotation plant capable of treating 50 to 150 tonnes per hour commenced commissioning on December 24, 2021. Once fully commissioned the actual plant performance will be reconciled with expected performance.
The current determination of POX gold recovery is based on assessment of results for the pilot testwork programs undertaken prior to commencement of operations and benchmarked with the existing operating data. An equation has been derived to calculate gold recovery by material type for all ore that is subject to POX; this includes direct POX feed and flotation concentrate. The Reserve Case average sulfide gold recovery is 91%.
Processing and Recovery Operations
The Company currently operates a sulfide process plant and an oxide heap leach facility.
The oxide heap leaching facilities were commissioned at the Çöpler mine site in the second half of 2010 with initial gold production achieved in the fourth quarter of 2010. The process was originally designed to treat approximately 6.0 million tonnes per annum of ore by three-stage crushing (primary, secondary, and tertiary) to 80% passing 12.5 millimeters, agglomeration, and heap leaching on lined heap leach pads with dilute alkaline sodium cyanide solution. Gold is recovered through a carbon in-column system, followed by stripping of metal values from carbon, electrowinning and smelting to yield a doré (containing gold and silver) suitable for sale. Control of copper in leach solutions is undertaken in a sulfidization, acidification, recovery, and thickening ("SART") plant, which also regenerates cyanide.
The sulfide plant commenced commissioning in the fourth quarter of 2018. The basic flow of processing through the sulfide plant is as follows:
The incorporation of a flotation circuit into the existing sulfide plant to upgrade sulfide sulfur to fully utilize grinding and pressure oxidation (“POX”) autoclave capacity was constructed and commenced ore production at the end of December 2021. This addition to the sulfide plant is incorporated between grinding and acidulation by taking a bleed / slip stream from the grinding thickener feed, floating sulfides, and returning the sulfide concentrate to the grinding thickener to be combined with direct autoclave feed. Gold in the flotation tails (not recovered to the flotation concentrate) is combined with the material that was processed through the POX autoclave circuit, this combined stream then goes to the gold leaching and recovery circuits to recover gold.
Since completing ramp-up of the sulfide plant in June 2020, POX throughput has progressively improved to exceed design up to a monthly average peak of 330 tonnes per hour and at the maximum sulfide sulfur of 13.7 tonnes per hour. The gold recovery has remained at around 91%, with the tailings grade ranging between about 0.25–0.30 grams of gold per tonne.
Resource and Reserve Estimates
The following tables summarize the Company's estimated gold reserves and resources reflecting only the reserves and resources attributable to SSR Mining's ownership or economic interest as of December 31, 2021. Additionally, see “Proven and Probable Reserve Estimates by Mineral” in this Item 2 for further information on the mineral resources and mineral reserves for Çöpler, and see "Operating Statistics" in this Item 2 for further information on production of the Çöpler operations for the years ended December 31, 2021 and December 31, 2020. A discussion of the changes in mineral resources and mineral reserves from 2020 to 2021 is also included below.

Çöpler Reserves as of December 31, 2021
	Proven			Probable			Proven and Probable
	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Metallurgical
Gold	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Çöpler (OP)(1)(2)(3)(4)	7,033	2.54	574	42,481	2.03	2,774	49,514	2.10	3,348	84%
Çöpler Stockpile	—	—	—	9,980	2.25	721	9,980	2.25	721	91%

	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Metallurgical
Silver	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Çöpler (OP)	7,033	4.06	918	42,481	4.47	6,100	49,514	4.41	7,018	9%

	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Metallurgical
Copper	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	Recovery
Çöpler (OP)(5)(6)	7,033	0.00	0.2	52,461	0.01	7.3	59,494	0.01	7.4	2%
(1)Çöpler Mineral Reserves includes reserves from Çöpler Mine, Cakmaktepe and Ardich.
(2)Mineral Reserves shown are SSR ownership share only. SSR Ownership is an average based on location of Mineral Reserves (gold) relative to licenses: Çöpler and part of Ardich are on Anagold 80:20 ground on which SSR holds 80% rights, and Çakmaktepe, Bayramdere and the remainder of Ardich are on Kartaltepe 50:50 ground on which SSR holds 50% rights. Total ownership percentages are weighted averages.
(3)Mineral Reserve cut-offs are based on $1,350/oz gold price. The average oxide recoveries are 61% and average sulfide recoveries are 91%. The weighted average gold recovery is 84%. All cut-off values include allowance for royalty payable. There are no credits for silver or copper in the cut-off calculations. Oxide cutoff grades vary between 0.44-0.80g/t gold and sulphide cutoff grades vary between 1.05-1.11g/t gold.

(4)There are no sulfide Mineral Reserves at Çakmaktepe and Bayramdere.
(5) There is no copper recovery in sulphide material.
(6) Copper oxide recoveries are 2%.

Çöpler Resources as of December 31, 2021
	Measured			Indicated			Measured and Indicated			Inferred
	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold
Gold	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Çöpler (OP)(1)(2)(3)(4)(5)(6)(7)	2,467	1.76	139	68,887	1.01	2,243	71,354	1.04	2,382	79,650	1.16	2,982

	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver
Silver	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Çöpler (OP)(8)	2,467	3.53	280	68,887	3.24	7,178	71,354	3.25	7,458	79,650	9.73	24,923

	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Tonnes	Grade	Copper
Copper	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)
Çöpler (OP)(9)	2,467	0.02	1.0	68,887	0.16	238.0	71,354	0.15	239.0	79,650	0.13	228.0
(1)Çöpler Mineral Resources include resources from Çöpler Mine, Cakmaktepe, Ardich and Bayramdere.
(2)Mineral Reserves shown are SSR ownership share only. SSR Ownership is an average based on location of Mineral Reserves (gold) relative to licenses: Çöpler and part of Ardich are on Anagold 80:20 ground on which SSR holds 80% rights, and Çakmaktepe, Bayramdere and the remainder of Ardich are on Kartaltepe 50:50 ground on which SSR holds 50% rights. Total ownership percentages are weighted averages.
(3)All Mineral Resources for Çöpler were assessed for reasonable prospects for eventual economic extraction by reporting only material that fell within conceptual pit shells ($1,400/oz gold and $19.00/oz silver for Bayramdere).
(4)Oxide definitions: At Çöpler: oxide is defined as material <2% total sulfur and sulfide material is ≥2% total sulfur. At Ardich and Çakmaktepe, oxide is comprised of low-sulfur (LS) oxide (<1% total sulfur) and high-sulfur oxide (≥1% and <2% total sulfur). At Bayramdere, oxide is defined as material <2% total sulfur.
(5)Sulfide definitions: At Ardich, sulfide is comprised of standard sulfide material (≥2% total sulfur) and sulfide-with-Cu material (sulfide with Cu>0.10%). There is no sulfide material at Çakmaktepe or Bayramdere.
(6)Mineral Resources are reported at the variable gold cut-off grades based on different metallurgical parameters: oxide cut-off grades are 0.19-0.76 g/t gold, sulfide cut-off uses an NSR value in $/t based on gold price of $1,750/oz, silver price of $22.00/oz, and copper price of $3.95/lb with allowances for payability, deductions, transport, and royalties.
(7)Çöpler oxide recoveries vary between 38.0-78.4% and sulphide recoveries vary between 55-98%.
(8)Average silver recoveries are 16%.
(9)Copper oxide recoveries are 2% and sulphide recoveries are 65%.

There has been a 33% increase in tonnage above the cut-off across all combined Mineral Reserve categories, with a corresponding 31% increase in contained gold. The factors contributing to the differences between the reported Mineral Reserves as of December 31, 2020 and 2021 are noted below.
In respect of Ardich, there was no mineral reserve declared for Ardich in 2020. A maiden mineral reserve has been declared for Ardich in 2021, and this has added 24Mt at 2.17 g/t Au to the Mineral Reserve, increasing the total by 1.68 Moz of gold. Otherwise, additional factors contributing to the differences in Mineral Reserves include: (i) new designs for two new phases beneath the Çöpler pit; and (ii) depletion through mining since December 31, 2020.
There has been an 30% increase in tonnage above the cut-off across all combined Mineral Resource categories, with a corresponding 9% increase in contained gold. The factors contributing to the differences between the reported Mineral Resources as of December 31, 2020 and 2021 are noted below.
In respect of Ardich, a significant proportion of the Measured plus Indicated (M+I) tonnage increase in 2021 is attributed to the updated Ardich model, which incorporates 194 additional drillholes (233 holes in 2020 vs. 427 holes in 2021), with the net result of significantly improving confidence in the interpretation, thereby increasing M+I inventory. Additionally, there was no Mineral Reserve declared for Ardich in 2020. A maiden Mineral Reserve has been declared for Ardich in 2021, and this depletes the report of Mineral Resources exclusive of Mineral Reserves. Otherwise, additional factors contributing to the differences in Mineral Reserves include: (i) a drop in cut-off grade and the inclusion of copper extraction has resulted in a larger conceptual pit shell for Çöpler that contains additional volume above the cut-off; (ii) review of metallurgical recoveries; and (iii) depletion through mining since December 31, 2020.
Exploration
The principal exploration technique at the Çöpler project has been reverse circulation and diamond core drilling, conducted in several campaigns starting in 2000. Initially, exploration was directed at evaluating the economic potential of the near-surface oxide mineralization for the recovery of gold by either heap leaching or conventional milling techniques.
Exploration in Çöpler after the discovery of several porphyry centers identified the ore body in four adjacent zones (and subsequent open pits) from east to west: Manganese Pit, Marble Pit, Main Pit and West Pit.
Since 2000, the Company’s exploration program within the Çöpler district has identified several new gold-dominant and copper–gold prospects. The gold-dominant regional prospects include the Çöpler Saddle and Elmadere. Copper–gold prospects include Aslantepe, Sarıdere, Fındıklıdere and Mavidere porphyries located within the Mavialtın Porphyry Belt and the early exploration stage Meşeburnu porphyry located west of the Çöpler deposit.
Drilling
Drilling at the Çöpler deposit commenced in 2000, and since that time a total of 2,635 holes have been drilled for 373,562 meters. A total of 68 diamond core holes have been completed in 2021 (18,492 meters). Step-out drilling at the Çöpler deposit has defined most of the lateral boundaries of the mineralization. There has been additional development drilling, as well as condemnation drilling of areas planned for infrastructure during the last few years.
Drilling at Çakmaktepe commenced in 2012 and has resulted in the definition of three distinct mineralized zones: East, Central, and North. As production proceeded within the Çakmaktepe Central and East pits, additional targets were generated to provide push-back options around the pit design. A total of 136 diamond core holes have been completed since 2019 to test for continuation of the Çakmaktepe mineralization to the north and the east.

Since the initial discovery of mineralization at Çakmaktepe Expansion (Ardich), SSR Mining has undertaken several drilling programs to better-define the geological model and to attempt to increase resource inventories. Anagold has completed 531 diamond core holes for 111,004 meters at Çakmaktepe Expansion (Ardich) from late-2017 to December 31, 2021, including holes for metallurgical testing and hydrogeological studies.
Drilling at Bayramdere commenced in 2007 as part of the near-mine exploration strategy. Since that time 120 holes have been drilled at Bayramdere for a total of 10,734 meters.
Sampling, Analysis and Data Verification
Exploration samples are submitted to ALS Global laboratories in Izmir, Turkey for sample preparation and analysis which is an ISO/IEC 17025:2005 certified and accredited laboratory. Bureau Veritas (Acme) laboratory, Ankara is used for umpire check sample analysis. Gold is analyzed by fire assay with an AAS finish, and the multi-element analyses are determined by four acid digestion and ICP-AES and MS finish. For gold assays greater than or equal to 10 g/t, the fire assay process is repeated with a gravimetric finish for coarse gold. The drill and geochemical samples were collected in accordance with accepted industry standards. SSR Mining conducts routine QA/QC analysis on all assay results, including the systematic utilization of certified reference materials, blanks, field duplicates, and umpire laboratory check assays.
SSR Mining operates an onsite laboratory at Çöpler for assay of production samples. The onsite laboratory is certified to 17025:2017 but is not independent. It is primarily used in grade control.
Data verification procedures are well established at Çöpler. Routine ongoing checking of all data is undertaken prior to being uploaded to the database. This is followed by campaign-based independent data verification audits at milestone stages throughout data collection programs. For drillhole data, verification includes the checking of Topcon differential global positioning system ("DGPS") collar coordinates relative to topographic surveys, checking of down hole surveys relative to adjacent readings and planned dip and azimuth of the hole, checking logged data entries to ensure they are consistent with log key sheets, cross-checking a subset of assay data with the original laboratory reports, and submission of and review of QA/QC data.
The QA/QC program has historically consisted of a combination of QA/QC sample types that are designed to monitor different aspects of the sample preparation and assaying process. None of the verification programs have identified material issues with the supporting data.
Capital and Operating Costs
The capital and operating cost estimates derived for Çöpler are based on a combination of the data set forth in the Çöpler District Master Plan 2021 Technical Report Summary and budgetary estimates and reflect SSR Mining’s current estimates as of December 31, 2021.
Capital costs are estimated to be $474 million for the life of Çöpler (life of mine or "LOM") and are primarily composed of mine and plant equipment, tailings storage expansions and asset componentization. Estimated operating costs for mine operations include both cash and non-cash costs.

Cost	Total LOM ($M)	5-Year Average per year ($/t)	LOM Average per year ($/t)
Mining	$766	$14.98	$10.15
Process	2,225	27.79	29.49

Site Support and G&A	473	7.14	6.27
Operating Costs	$3,464	$49.91	$45.91
Capital costs and operating costs are provided for mineral property disclosure purposes in accordance with NI 51-102 and are, generally, non-GAAP mining company financial measures. See “Additional Mining Company Financial Information” in this Item 2 for more information.
Costs in individual years may vary significantly as a result of, among other things, current or future nonrecurring expenditures, and changes to input costs and exchange rates. Please refer to the Çöpler District Master Plan 2021 Technical Report Summary for other key metrics including detailed cash flows by year and net present value computations.
Çöpler Copper, Initial Assessment Case
The Çöpler Copper project (C2) has been developed to leverage off the copper mineralization within and adjacent to existing resource pits. Supporting the 2021 Çöpler Mineral Resource estimate an Initial Assessment has been prepared to analyse the impact of changes in processing method for the Çöpler Mineral Resource. The current project has two processing methods: a sulfide process plant and a heap leach oxide processing facility.
The sulfide plant includes the crushing, grinding, flotation and pressure oxidation to produce gold and small amounts of silver. The heap leach facility produces gold and small amounts of silver and copper.
The scenario for the Initial Assessment Case analysis includes additional processing units to recover copper from the sulfide Mineral Resource. The two processing units are:
•A Copper Concentrator producing a copper concentrate for sale and a pyrite concentrate to feed to the sulfide plant
•A Sodium Hydrosulfide (NaSH) copper recovery circuit to be installed in the current sulfide plant which will produce a copper concentrate for sale.
The copper concentrator with a capacity of 1.8 Mtpa and would make a copper concentrate for sale to smelters and a pyrite concentrate to be fed into the autoclaves in the sulfide plant. The pyrite concentrate would have a high gold content and also provide sulfur as a source of fuel for the autoclaves.
The Çöpler Mineral Resource has been selected for the Initial Assessment analysis, as the other Mineral Resources at the project do not have significant amounts of copper.
Implementation of the copper recovery options will require capital expenditures and will also provide opportunities for operational cost and productivity improvements. The Çöpler Copper Case shows the results of a shorter term analysis using the Reserve Case metal prices and the impact of the estimated capital and potential cost savings from economies of scale and reallocation of shared and fixed costs.
For both the Initial Assessment economic analysis, the Ardich and Cakmaktepe Mineral Reserve has been included in the cash flow analysis without change from the Reserve Case. This is to allow the analysis to quantify the impact of the copper concentrator and NaSH circuit and demonstrate the potential of the additional Mineral Resources.

A separate analysis of the Initial Assessment Case was prepared using only Measured and Indicated Mineral Resources (MI Case). Comparison of the initial years of the Initial Assessment and the MI Case showed only 1.4% of the material processed in the first nine years of the Initial Assessment is Inferred Mineral Resource. The majority of the Inferred material is processed in years 10 to 20 and does not exceed 50% of the total processing in any one year.
The Initial Assessment Case production is oxide of 41.8 Mt 1.26 g/t Au, 59.7 Mt at 2.45 g/t Au and 24.9 Mt at 0.50g/t Au and 0.2% Cu for a total of 126.4 Mt at 1.67 g/t Au. The gold production in the Initial Assessment Case is 5.4 Moz and 164 Mlb of copper. Copper is produced from all three processing streams. The impact of including the copper concentrator as a processing facility is to expand the Çöpler pit which ceases mining in 2043. Additional production in the Initial Assessment Case comes from feed of 1.8 Mtpa to the copper concentrator and also from additional sulfide and oxide processing feed that is exposed when the pit gets deeper. Total capital including contingency of 25% for the copper concentrator and the copper recovery circuit in the sulfide plant is $218M. The capital costs have an accuracy of +/- 50%.
The Initial Assessment Case shows an after-tax NPV at a 5% discount rate of $2.00 billion and the average AISC is $924/oz gold.
The Initial Assessment has been prepared to demonstrate economic potential of the Mineral Resources at the Çöpler Deposit. The Initial Assessment is preliminary in nature, it includes Inferred Mineral Resources that are considered too speculative geologically to have modifying factors applied to them that would enable them to be categorised as Mineral Reserves, and there is no certainty that this economic assessment will be realized.
Marigold Mine, Nevada, United States
Marigold Mine is an open pit mining and processing operation located in Nevada, United States. SSR Mining holds a 100% interest in Marigold through its wholly owned subsidiary, Marigold Mining Company.
The total cost of Marigold’s gross mineral properties, plant and equipment as of December 31, 2021 was $489.1 million.
Property Description and Location
Marigold is located in southeastern Humboldt County, in the northern foothills of the Battle Mountain Range, Nevada, U.S. The mine is situated approximately 5 kilometers south–southwest of the town of Valmy, Nevada. Other nearby municipalities include Winnemucca and Battle Mountain, Nevada, which lie approximately 58 kilometers to the northwest and 24 kilometers to the southeast of the property, respectively. Activities at the property are centered at approximately 40°45′ north latitude and 117°8′ west longitude.

95
Humboldt County
Elko County
80
789
Winnemucca
Mine Access Road - Buffalo Valley Road
Marigold Mine Plan Boundary
80
Battle Mountain
Pershing County
Hill Top Road
Nevada
Winnemucca
Elko
Battle Mountain
Reno
Marigold Mine Project Area
Lander County
305
Las Vegas
Miles
0
10
N

The surface and mineral rights held by the Company at Marigold are comprised of fee owned real property, unpatented mining claims, and leasehold rights held with respect to unpatented mining claims, mill site claims and certain surface lands. Certain of the leases require the Company to make NSR royalty payments to the lessors and comply with other obligations, including completing work commitments or paying taxes levied on the underlying properties. The NSR royalty payments are based on the specific gold-extraction areas and are payable when the corresponding gold ounces are extracted, produced, and sold. The NSR royalty payments vary between 0% and 10.0% of the value of gold production, net of off‑site refining costs, which equates to an annual average ranging from 3.7% to 10.0% and a weighted average of 7.8% over the life‑of‑mine. Mineral claims in Nevada are managed federally by the U.S. Bureau of Land Management.

The authorized Plan of Operations (“PoO”) area for Marigold currently encompasses approximately 10,703 hectares, with approximately 3,296 hectares within the PoO permitted for mining‑related disturbance. Land and mineral ownership within the PoO are within the corridor initially governed by the Pacific Railroad Act of 1862, and, as such, these areas generally have a “checkerboard” ownership pattern.
New Millennium, enabled by land acquisitions completed in 2016, 2018 and 2019, represents a low cost, high probability development opportunity. The New Millennium target area is comprised of six distinct zones which include East Basalt, Battle Cry, Antler, Section 6, L’il Gun and North Antler. In addition, exploration on the 100% controlled 8,900-hectare land package to the south of Marigold continues at the past producing Buffalo Valley, North Peak, and Trenton Canyon mines.
History
The first recorded gold production from the property occurred in 1938 when the Marigold Mining Company developed and operated an underground mine which came to be known as Marigold. Approximately 9,000 tonnes of ore, averaging about 6.85 grams of gold per tonne, was processed before World War II halted production. Several unsuccessful attempts were made to open and operate the mine before exploration activities began again in 1968. The property was further explored and developed by various companies and operations from 1968, with two million ounces of gold recovered from Marigold by mid-2009.
The Company acquired Marigold in April 2014 for total cash consideration of $268 million. In August 2015, Marigold mine acquired 2,844 hectares of adjacent land from Newmont Corporation. This land included previously mined areas known as the Mud pit, NW pit, and the Valmy pits. Marigold has now been in continuous operation for more than 30 years and poured the four millionth ounce in 2020.
Geological Setting, Mineralization, and Deposit Types
Marigold is located in north‑central Nevada within the Basin and Range physiographic province bounded by Sierra Nevada to the west and the Colorado Plateau to the east. The western part of the North American continent has undergone a complex history of extensional and compressional tectonics from the Proterozoic through to the Quaternary. Predominantly Paleozoic rifting and basin subsidence led to the formation of thick (hundreds of meters) passive margin sedimentary sequences and repeated inter plate collisions caused accretion of arc related volcanics and ocean floor rocks, which were pushed together with the basin sediments to form fold and thrust belts. Subsequent extension related to subduction and back arc basin rifting resulted in the development of Basin and Range topography. Crustal thinning caused by the extension allowed the rise of magma close to the surface, which produced extensive and voluminous magmatism from the middle Eocene to late Miocene. Crustal extension with bimodal (mafic and felsic) volcanism occurred in the region from the late Miocene to the present day.
The property is in the Battle Mountain mining district on the northern end of the Battle Mountain-Eureka trend, a conspicuous lineament of sedimentary-hosted gold deposits. The Battle Mountain district hosts numerous mineral occurrences, including porphyry copper–gold, porphyry copper–molybdenum, skarn, placer gold, distal disseminated silver-gold, and Carlin-type gold systems. Gold at Marigold is currently mined from multiple deposits located on a >10-kilometer by 1.5-kilometer area. Depth of the mineralization ranges from the surface to about 250m for the oxide ore. The majority of individual mineralization zones at Marigold have coalesced into the Mackay pit.
The gold deposits at Marigold cumulatively define a north trending alignment of gold mineralized rock more than 8 kilometers long. A silver and base metal mineralizing event at Marigold includes a mineral association of chalcopyrite, argentiferous tennantite, galena, and sphalerite. Gold mineralizing fluids were primarily controlled by fault structure and lithology, with tertiary influence by fold geometry. The deposition of gold was restricted to fault zones and quartzite chert dominant horizons within the Valmy Formation and high permeability units within the Antler sequence. Gold mineralization was also influenced by fold geometry in the Valmy Formation.

Rocks within the Marigold mine area are oxidized to a maximum depth of approximately 450 meters. The redox boundary is not consistent throughout the Property and is substantially influenced by lithology. Shale, argillite, and siltstone units are frequently oxidized adjacent to pervasively oxidized quartzite horizons. Gold occurs natively in fractures in association with iron oxide.
Mining Operations
Marigold uses open pit mining methods at a life‑of‑mine sustained mining rate of approximately 250,000 tonnes per day. The mine conducts conventional drilling and blasting activities with a free face trim row blast to ensure stable wall rock conditions. Mining occurs on 15.2-meter benches. Loading operations are currently performed using one electric shovel and three hydraulic shovels. Waste and ore haulage is performed with a fleet of 300 tonne class haul trucks.
The Marigold geotechnical management plan includes highwall monitoring using three radar systems which provide full coverage for the Mackay pit, the mine’s largest, and which can be deployed in smaller pits, if required. Routine monitoring of waste dumps, leach pads and inactive pits using INSAR data is performed by a third party monthly.
Infrastructure, Permitting and Compliance Activities
The infrastructure facilities at Marigold include ancillary buildings, offices and support buildings, access roads into the plant site, power distribution, source of fresh water and water distribution, fuel supply, storage and distribution, waste management and communications. Equipment maintenance is performed on site for all equipment. There are no contract mining operations on site.
The power supply for Marigold is provided by NV Energy Inc. via a 120 kV transmission line to site. Water for Marigold is supplied from three existing groundwater wells located near the access road to the Property. Marigold owns groundwater rights and collectively allows up to 3.134 million m3 liters of water consumption annually. Water is primarily consumed by retention in the heap leach pad, evaporation, processing operations and dust suppression.
Marigold holds valid permits for all facets of the current mining operation as required by county, state, and federal regulations. The Company performs duties on leased lands pursuant to all federal and state requirements to maintain leases in good standing. The Company engages in concurrent reclamation practices and is bonded for all permitted features, as part of the Nevada permitting process.
Mineral Processing and Metallurgical Testing
Marigold uses an assay method that measures cyanide-soluble gold. This technique generates a value that represents the head grade of the ore in terms of the amount of gold in a finely ground sample that can be dissolved by a strong sodium cyanide solution. The gold content of the final solution is measured using atomic absorption ("AA").
All Marigold blasthole samples are assayed for cyanide-soluble gold. Samples from each ore polygon delineated by ore control are selected for fire assay based on the grade distribution for the polygon tonnage and targeting one sample per every 2,000 short tons of ore. Therefore, some samples have two assay values: an AuCN (cyanide soluble) value; and an AuFA (fire assayed) value. The ratio of AuCN:AuFA provides the theoretical maximum gold recovery that can be achieved.

Testwork has demonstrated that, generally, all ore at Marigold behaves similarly. The ratio of AuCN / AuFA is an important characteristic. A best‑fit linear regression from approximately 155,000 pairs of fire assays (field AUFA in the database) and cyanide soluble assays (field AUAA in the database shows the AuCN / AuFA ratio is 0.8037:1 (~80% cyanide soluble gold), based on the most recent assessment in 2017.
Processing and Recovery Operations
Marigold processing plant and processing facilities combine run-of-mine (“ROM”) heap leaching, carbon adsorption, carbon desorption and electro-winning circuits to produce a final precious metal (doré) product. All processing of ore, which is oxide in nature, is completed via ROM heap leaching. ROM ore is delivered to the leach pad by haulage truck and stacked in 6.1-meter to 12.2-meter lifts. At any given time, approximately 0.5 million square meters of pad area is being leached.
Barren leach solution (cyanide-bearing solution, very low in gold grade) is applied selectively to different areas of the heap leach pad. The barren leach solution is pumped to the leach pad and the pregnant solution (gold-bearing) from the leach pad is then recovered through a carbon in-column system, followed by stripping of metal values from carbon, electrowinning and smelting to yield a doré (containing gold and silver) suitable for sale.
From March 1990 through December 2021, gold recovery from the heap leach pad was 71.1%. The LOM actual leach pad recovery is 74.2% (including in‑process gold inventory through December 2021).
Resource and Reserve Estimates
The following tables present the mineral reserves and mineral resources information for Marigold. Additionally, see “Proven and Probable Reserve Estimates by Mineral” in this Item 2 for further information on the mineral resources and mineral reserves for Marigold for the years ended December 31, 2021 and December 31, 2020, and see "Operating Statistics" in this Item 2 for further information on production of the Marigold operations for the years ended December 31, 2021, December 31, 2020 and December 31, 2019. A discussion of the changes in mineral resources and mineral reserves from 2020 to 2021 is also included below.

Marigold Reserves as of December 31, 2021
	Proven			Probable			Proven and Probable
	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Metallurgical
Gold	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Marigold (OP)(1)	—	—	—	203,768	0.48	3,173	203,768	0.48	3,173	75%
Marigold (leach pad inventory)	—	—	—	—	—	237	—	—	237	71%
(1)Marigold Mineral Reserves are reported at a cut-off grade of 0.065 g/t payable gold (gold assay factored for metallurgical recovery, royalty, and net proceeds). No mining dilution is applied to the grade of the Mineral Reserves. Dilution intrinsic to the Mineral Reserves estimate is considered sufficient to represent the mining selectivity considered.

Marigold Resources as of December 31, 2021
	Measured			Indicated			Measured and Indicated			Inferred
	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold
Gold	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Marigold (OP)(1)(2)	—	—	—	115,294	0.43	1,611	115,294	0.43	1,611	21,795	0.36	250
(1)Marigold Mineral Resource estimate is based on an optimised pit shell at a cut off grade of 0.065 g/t payable gold (gold assay factored for recovery, royalty, and net proceeds).
(2)Marigold metallurgical recoveries varies with gold grade and on average recoveries are 67%

Differences between the 2020 and 2021 Mineral Reserves for Marigold are due to 2021 mine depletion, leach pad inventory changes, infill drilling, resource model changes and design changes.
Differences between the 2020 and 2021 Mineral Resources for Marigold are due to 2021 mine depletion, engineering changes and leach pad inventory changes.
Exploration
After the purchase of Marigold was completed in 2014, SSR Mining completed a gravity survey in areas that had not been previously covered, with a main objective to delineate possible fluid conduits or feeder structures for the Marigold mineralization. After finalizing the purchase of the Valmy property in 2015, the Company expanded the geophysical gravity survey to include this new ground.
Drilling
The Company has conducted drilling and sampling throughout the Marigold property. As of December 31, 2021, a total of 9,323 drillholes for 1,940,438 meters of drilling had been completed on the property. SSR Mining also has undertaken a deep drilling program at Marigold that, to date, includes nine diamond drillholes to test for sulfide mineralization at depth. This drilling has been completed across the property to help understand the overall geology of the property and to target higher gold grade sulfide ores beyond the oxidation boundary.
Sampling, Analysis and Data Verification
Since 2014, all exploration samples from Marigold and the Valmy property are analysed at American Assay Laboratories (“AAL”), an ISO 17025 certified facility in Sparks, Nevada. AAL is independent from SSR Mining. All samples are subjected to first‑pass fire assay (“FA”) determination with an atomic absorption (“AA”) finish and FA with gravimetric finish for over‑limits. This is followed by a gold cyanide solution assay with an AA finish on samples that have FA values greater than or equal to 0.03 grams of gold per tonne.
Following the acquisition of Marigold and the adjacent Valmy property, the Company’s exploration personnel manually checked the entire drillhole database against the original documents for data entry errors. Less than 1% of the drillholes had any issues, and these were subsequently corrected. As an additional check,

SSR Mining acquired the chip trays for 687 drillholes, pulps from 57 drillholes, and sample rejects from 66 drillholes, of which 5% were reviewed for lithology and alteration. The original logging was deemed accurate and was used to construct the lithological models.
The collar positions of 43 Valmy drillholes were verified using differentially corrected GPS methods. The results showed a maximum variance of 4 m in the X/Y planes (easting and northing) and < 1 m in the Z dimension (elevation). This error‑shift is less than half the size of a resource model cell and is not material to any resulting estimate. The Valmy data was deemed accurate and precise, and appropriate for resource estimation purposes.
For data collected after April 2014, verification was completed as part of the generation of the mineral resources estimate for Marigold. Three technical issues were identified in the Marigold mineral resources database which have been resolved: (i) drillholes were missing downhole surveys; (ii) some samples were only assayed by cyanide soluble analysis and not by FA; and (iii) assay results for a high percentage of lower grade samples were recorded as 0.0 grams of gold per tonne.
Capital and Operating Costs.
The capital and operating cost estimates derived for Marigold are based on a combination of the data set forth in the Marigold 2021 Technical Report Summary and budgetary estimates and reflect the Company’s current estimates as of December 31, 2021.
Capital costs, exclusive of discretionary exploration, are estimated to be $359 million for the life of Marigold and are primarily composed of mine and plant equipment and the associated asset componentization. Estimated operating costs for mine operations include both cash and non-cash costs.

	Total LOM ($M)	5-Year Average per year ($/t)	LOM Average per year ($/t)
Mining	$1,469	$7.53	$7.18
Processing	373	1.57	1.82
Site Support	214	0.92	1.05
Operating Costs	$2,056	$10.01	$10.05
Capital costs and operating costs are provided for mineral property disclosure purposes in accordance with NI 51-102 and, generally, are non-GAAP mining company financial measures. See “Additional Mining Company Financial Information” in this Item 2 for more information.
Costs in individual years may vary significantly as a result of, among other things, current or future nonrecurring expenditures, and changes to input costs and exchange rates. Please refer to the Marigold 2021 Technical Report Summary for other key metrics including detailed cash flows by year and net present value computations.
Trenton Canyon and Buffalo Valley
The Trenton Canyon project is located approximately 4 km south of New Millennium at Marigold and is one of three historically producing mines on a 100% controlled 8,900-hectare parcel acquired from Newmont Corporation in 2019. The Buffalo Valley project is located approximately 10 km south‑west of New Millennium.

Exploration work on the Trenton Canyon and Buffalo Valley properties consists of drilling, geophysical surveying, remote sensing, geochemical surveying, and mapping.
Gold mineralization at Trenton Canyon is structurally controlled with significantly less dissemination than at Marigold. The net result of this change in mineralization style is higher gold grades in a smaller volume of mineralized rock at Trenton Canyon.
SSR Mining has completed 13 deep exploration diamond core holes on Trenton Canyon totaling 10,131 meters, and 249 reverse circulation drillholes for 73,165 meters. As of December 2021, one diamond core hole has been completed at Buffalo Valley to a depth of 598 meters.
Seabee Gold Operation, Saskatchewan, Canada
The Seabee Gold Operation (“SGO”) is an underground gold mining and milling operation, located in Saskatchewan, Canada. SSR Mining holds a 100% interest in the property through its wholly‑owned subsidiary, SGO Mining Inc.
The total cost of SGO’s gross mineral properties, plant and equipment as of December 31, 2021 was $465.5 million.
Property Description and Location
SGO is located at the north end of Laonil Lake, approximately 125 kilometers north-east of the town of La Ronge, Saskatchewan, Canada. Activities at the property are centered at approximately 55.7° north latitude and 103.5° west longitude.
Ore is currently produced from the Santoy underground mine from a ramp access/surface portal and is hauled 14 kilometers to the mill located at the Seabee site. A second underground mine, also having ramp access, was operated from 1991–2018 at Seabee. All ore is processed at the Seabee mill facility, which is located close to the now-closed Seabee mine and has been in operation since 1991. The Seabee mill facility produces gold doré bars that are shipped to a third-party refinery.

The mine is a remote operation. SGO is accessible by fixed-wing aircraft from the town of LaRonge and during the winter months, typically January through the end of March, a 60 kilometers winter road is also built between the mine site and Brabant Lake, approximately 120 kilometers north of La Ronge.
SGO is comprised of seven mineral leases and 102 mineral claims that cover an area of approximately 62,158 hectares, including the Fisher Property rights. SGO is subject to production and NSR royalties payable to third parties, including certain royalty payments to the Province of Saskatchewan, which are calculated on 10% of net operating profits and are payable once capital and exploration costs are recovered. The other NSR royalty payments are based on specific gold production and/or sales and vary between 1.0% and 3.0% of the value of gold production and/or sales, as applicable.
SGO currently has a valid surface lease with the Province of Saskatchewan, which was amended in March 2010. This surface lease provides land surface rights necessary to carry out the mining, milling and associated operations at the SGO. The existing surface lease is in effect from March 2010 to its expiry date of May 31, 2040.
History
The Laonil Lake region has been intermittently explored since the 1940s, with the first gold discovery made by prospectors in 1947, with detailed drilling and exploration of the property constituting the SGO conducted from 1947 until construction of the Seabee mill was initiated in the summer of 1990. Mill construction was completed in late 1991, and mining commenced in December 1991. Exploration and production expanded into the Santoy segment of the property through the early 2000s.
The Company acquired the SGO on May 31, 2016. SGO has produced over 1.6 million ounces of gold since production began in 1991. Production has steadily increased to achieving 84 koz, 96 koz and 112 koz of gold during 2017, 2018 and 2019, respectively. A drop in gold production was experienced in 2020 due to impacts from the COVID-19 pandemic. In 2021 Seabee mined and processed record tonnes delivering record production of 119 koz.
Geological Setting, Mineralization, and Deposit Types
Northern Saskatchewan forms part of the Churchill Province of the Canadian Shield and has been subdivided into a series of litho-structural crustal units, of which the SGO is located within the Glennie domain of the Proterozoic Trans-Hudson Orogen. The Glennie domain is wedge shaped and characterized by arcuate belts of Lower Proterozoic supracrustal rocks separated by granitoid gneisses and granitoid intrusions. It is bounded on the west by the north–north-east trending Stanley shear zone and bounded on the east by the north–south trending Tabbernor fault zone. To the south, Phanerozoic sedimentary rocks cover the Glennie domain.
Gold mineralization at the Santoy mine occurs in gold-sulfide-chlorite-quartz veins in the shear zones, near or in the granodiorite and granite sills. The gold mineralization throughout the SGO exhibits complex geometrical patterns attributed to a combination of structural and/or lithological controls.
Mining Operations
There is currently one operating mine as part of the SGO, that being the underground Santoy mine, with ore hauled to the surface and then 14 kilometers to the mill located near the old Seabee mine.
Access underground at the Santoy mine is provided from the surface via a main ramp with sublevels spaced between 17–20 meters vertically. Mining is carried out using sublevel open stoping mining methods with backfill, with stopes filled with a combination of rock fill and cemented rock fill, mined in a bottom-up mining sequence. Sill pillars are mined on retreat once the stopes below and above have been mined.
Infrastructure, Permitting and Compliance Activities
The major infrastructure at the SGO site includes roads, an airstrip, powerhouse and electrical distribution system, mill buildings and related services facilities, portal and ventilation raises, fuel storage, explosive storage, water supply and distribution, water management ponds and water treatment plant, tailings management facilities, administrative buildings and camp accommodation.
There are currently two tailings management facilities (“TMF”) that are being used by the mill; the East Lake TMF and the Triangle Lake TMF. Tailings deposition alternates between the two TMFs where winter deposition occurs in the Triangle Lake TMF and summer deposition is in the East Lake TMF. The remaining storage capacities of both facilities, based on the planned production rates, will potentially reach maximum capacity towards the end of 2030. To ensure that water treatment volumes are attained, a water treatment plant was constructed at East Lake TMF.
SGO holds an Approval to Operate Pollutant Control Facilities issued by the Province of Saskatchewan’s Ministry of Environment. This approval, which is a multi-year approval issued in October 2019, is valid until September 2022. Renewal of this approval is triggered through an application submitted to the Ministry of Environment at least 90 days prior to its expiry date. Subject to the terms and conditions of this approval, SSR Mining is authorized to operate all pollutant control facilities associated with the operation’s mine and mill.
Mineral Processing and Metallurgical Testing
SGO was originally developed based on bench-scale metallurgical testwork that characterized the Seabee deposit as a lode gold style of mineralisation that was free milling and that would respond to a standard flow sheet employing gravity recovery and cyanidation.
Historical recovery at the Seabee mill was in the 94%–96% range, with routine low levels of losses both in the tailings solids and solution. Future recovery estimates are 98%, based on the recent mill performance with recoveries of more than 98%. These improvements are attributed to the better condition of the leach equipment as well as the restored leach capacity.

Processing and Recovery Operations
Material has been processed for 30 years in the mill constructed immediately adjacent to the old Seabee mine. The operation was initially developed and operated on diesel power and later connected to the Saskatchewan grid power in 1992. The initial capacity of the mill was 500 tonnes per day, which was later expanded to a nameplate capacity of 1,000 tonnes per day, with the addition of a third grinding mill in 2005. The mill flow sheet is a conventional crushing and grinding circuit employing gravity concentration and cyanide leaching and carbon-in-pulp for recovery and production of doré gold on site.
Capital projects have included the addition of the primary ball mill, addition of a second Knelson concentrator and Acadia gravity gold recovery. The current Seabee process plant capacity is nominally 1,320 tonnes per day, or 1,240 tonnes per day annual average. The Seabee operation is characterized by coarse gold making the gravity recovery circuit critical to the overall gold recovery of the process plant. In recent years, with incorporation of gravity circuit improvements including the Acacia circuit, gold recovery has improved and is typically 98%.
Resource and Reserve Estimates
The following tables present the mineral reserves and mineral resources information for SGO. Additionally, see “Proven and Probable Reserve Estimates by Mineral” in this Item 2 for further information on the mineral resources and mineral reserves for the SGO for the years ended December 31, 2021 and December 31, 2020, and see "Operating Statistics" in this Item 2 for further information on production of the SGO operations for the years ended December 31, 2021, December 31, 2020 and December 31, 2019. A discussion of the changes in mineral resources and mineral reserves from 2020 to 2021 is also included below.

Seabee Reserves as of December 31, 2021
	Proven			Probable			Proven and Probable
	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Metallurgical
Gold	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Seabee (UG)(1)(2)	304	9.16	90	2,379	6.40	490	2,684	6.72	580	98%
(1)Seabee Mineral Reserves are reported using $1,600/oz gold and a cut-off grade of 2.52 g/t gold. Processing recoveries vary based on the feed grade. The average recovery is estimated to be 98%.
(2)Seabee Mineral Reserves includes Santoy 8, Santoy 9, and Gap Hangingwall ("GHW") lodes.

Seabee Resources as of December 31, 2021
	Measured			Indicated			Measured and Indicated			Inferred
	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold
Gold	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Seabee (UG)(1)	71	19.75	45	797	12.23	313	869	12.83	358	2,754	6.05	536
(1)Seabee Mineral Reserves are reported using $1,350/oz gold and a cut-off grade of 3.99 g/t gold.

The 2021 Mineral Reserve is a net increase of 86 koz (18%) total contained gold ounces as compared with the 2020 Mineral Reserves. Although mining depletion has occurred in the Santoy 8A and 9A mining zones, the 2021 Mineral Reserve has increased the conversion of the Santoy Mineral Resource in the GHW and Santoy 8 and 9 mining zones into a mineral reserve. An increase in the gold commodity price has also resulted in a decrease in the Mineral Reserve cut-off grade.
Differences between the 2020 and 2021 Mineral Resources are due to depletion at the Santoy mine, conversions at the GHW and Santoy 8 and 9 mining zones, and the remodeling of the Porky West zone.
Exploration
Historically, several rock and soil sampling programs have been executed on the SGO property. Over 1,200 surface rock samples and nearly 7,000 soil samples were collected between 1985 and 1988, with a further nearly 2,000 surface rock samples and over 7,000 soil samples collected between 1990 and 2013. Early samples were largely collected around the Laonil Lake, Porky Lake and Pine Lake areas, but the focus of exploration later shifted to the Santoy area.
Upon its acquisition of the SGO, SSR Mining performed a review of all exploration activities conducted on the property by previous operators. In addition to the data review, the Company executed an exploration program that included detailed mapping of the Herb West and Santoy Lake areas, as well as the collection of accompanying soil samples to be submitted for gold assay. Limited anomalous occurrences were identified from grab and soil sample results, and no new showings or gold in soil trends were recognized. The Company plans to map additional regions to the north and east within the Herb Lake area as additional shear zones are targeted. The Company has also planned further exploration in prospective areas east and west of the Santoy Lake area.
The objective of ongoing exploration conducted by SSR is to delineate, increase, and upgrade Mineral Resources. Underground drilling since 2016 focused on the Santoy 8 and 9 veins and the Gap Hangingwall and Santoy Hangingwall veins.
At the SGO, the three-year budget calls for an average of 80 km of combined surface and underground drilling per year between 2022 and 2024. This drilling is for testing of targets to maximize Mineral Resource potential at the mine as SSR develops its long-term strategy for continuing to replenish its 3–5 year reserve inventory in the same way it has for more than 20 years, with particular focus on bringing higher grade zones on stream to displace lower tenor inventory that currently occurs in the schedule from 2024 onwards.
Drilling
In total exploration at the SGO has comprised of surficial geochemical sampling, airborne and ground geophysical surveys and extensive drilling. To date, drilling completed on the SGO property (by SSR and previous operators) includes 2,324 surface drillholes totaling 496,197 meters and 6,139 underground drillholes totaling 1,161,184 meters.

Sampling, Analysis and Data Verification
All drill samples in respect of the Seabee Gold Operation underground drilling program and some samples from the surface program were assayed by our onsite non-accredited assay laboratory, which is not independent from SSR Mining. Surface drilling samples not analyzed by our onsite assay laboratory were analyzed at TSL Laboratories Inc. (“TSL”) in Saskatoon, Saskatchewan, which also serves as the QAQC laboratory for our onsite lab. Duplicate check assays were conducted at site as well as at TSL, which is independent from SSR Mining. Mean results of the spot checks were consistent with those reported. Sampling interval was established by minimum or maximum sampling lengths and geological and/or structural criteria.
SGO site lab typically prepares two hundred-gram samples that were pulverized until greater than 80 percent passed through a 200-mesh screen. Thirty-gram pulp samples were then analyzed for gold by fire assay with gravimetric finish (0.01 g/t gold detection limit). TSL prepares a minus-200 mesh pulp (95% passing) weighing 250 grams from a minus 10 mesh coarse crush reject. Fire assay with Atomic Absorption finish was completed on a 30-gram aliquot to produce gold analytical results with a 0.003 g/t gold detection limit. Fire assay with gravimetric finish was prepared on those samples with greater than 3 g/t gold.
All regional exploration’s drill and surface samples are analyzed at TSL Laboratories Inc. in Saskatoon, Saskatchewan. Duplicate check assays are conducted at TSL and the Saskatchewan Research Council, which are independent from SSR Mining. Mean results of the spot checks were consistent with those reported. Sampling interval was established by minimum or maximum sampling lengths and geological or structural criteria.
Capital and Operating Costs.
Capital costs are estimated to be $162 million and are primarily composed of mine and plant equipment and the associated asset componentization. Estimated operating costs for mine operations include both cash and non-cash costs.

Cost Component	US$/t milled
Mining	$46
Surface Haulage	6
Milling (& Fixed Plant)	35
General & Admin	68
Total Operating Expense	$155
Capital costs and operating costs are provided for mineral property disclosure purposes in accordance with NI 51-102 and are mining company financial measures. See “Additional Mining Company Financial Information” in this Item 2 for more information.
Costs in individual years may vary significantly as a result of, among other things, current or future nonrecurring expenditures, and changes to input costs and exchange rates. Please refer to the Seabee 2021 Technical Report Summary for other key metrics including detailed cash flows by year and net present value computations.
Fisher Property
SSR Mining announced the proposed acquisition of Taiga Gold Corp. in December 2021. Upon closing, expected in the first half of 2022, SSR Mining will own 100% of the Fisher project. The Fisher property is contiguous to the SGO leases southeast of the Santoy mine.

Gold mineralization on the Fisher property is found in four major areas, and within 16 kilometers of the Santoy mine. Mineralization observed on the Fisher property to date is similar to that of Santoy, where disseminated to coarse gold-bearing sheeted quartz veins occur along major ductile shear zones. Like the SGO, the Fisher property is hosted within the Pine Lake greenstone belt, which is dominated by supracrustal rocks, including mafic volcanics, sediments, mafic intrusions and a range of felsic intrusions, of which some are directly associated with gold-bearing quartz veins. The southern extension of the Santoy shear zone onto the Fisher property is an underexplored gold target that occurs across a 10-kilometer-wide stratigraphic package and is considered as part of future exploration on the property.
Puna Operations, Jujuy Province, Argentina
The Puna property (“Puna”) comprises the Chinchillas property and the Pirquitas property, both of which are located the Jujuy Province in far north Argentina. Puna is 100% owned by SSR Mining through its subsidiary Puna Operations Inc.
The total cost of Puna’s gross mineral properties, plant and equipment as of December 31, 2021 was $372.4 million.
Property Description and Location
The Chinchillas property is located in the Puna region of northwestern Argentina, in the province of Jujuy, department of Rinconada, approximately 290 kilometers northwest of San Salvador de Jujuy, the capital of Jujuy Province. The property is centered at elevations ranging from 4,000–4,200 meters above sea level. The property is centered at approximately at 3,473,150E and 7,512,360N (using the Gauss Kruger coordinate system, Argentina, Posgar Zone 3; 22⁰30′13″ south, 66°15′39″ west) at elevations ranging from 4,000–4,200 masl.
The Pirquitas Property is also located in the Rinconada Department in the Province of Jujuy, approximately 45 kilometers southwest of the Chinchillas Property and approximately 335 kilometers northwest of San Salvador de Jujuy. Activities at the Property are centered at elevations of between 4,000–4,450 meters above sea level. Activities at the property are centered at 22°42′ south latitude and 66°30′ west longitude.

The Chinchillas property is composed of three contiguous claims, totaling 2,043 hectares, and the Pirquitas operation includes surface rights covering an area of approximately 7,500 hectares, which is used for purposes such as housing, infrastructure facilities, processing facilities, proposed tailings facility and other facilities to support mining operations for Puna. Ore from the Chinchillas mine is transported to the Pirquitas plant for processing. The Chinchillas mine is located approximately 45 kilometers from the Pirquitas plant.
Concentrates produced at Puna are subject to a maximum 3% ‘mouth of mine value’ royalty that is payable to the Province of Jujuy. This royalty payment is based on the net recoverable value of the contained metals less certain operating costs.

History
Chinchillas was first prospected and mined in small scale in the eighteenth century by Jesuit missionaries. An initial mining concession was granted in 1956, with small scale production beginning after 1968 through 1982. Exploration and sampling were conducted on and off at Chinchillas between 1982 and the mid-2010s. Between the 1930s and 1995, the area of the Pirquitas mine had multiple small mining operations to recover silver and tin from placer and vein deposits, with comprehensive mineral exploration conducted on the property between 1995 and 2000. The Pirquitas mine was formally inaugurated in April 2009 and commercial production started in December of that year until open pit ore mining was completed in mid‑January 2017. The Pirquitas processing plant has been in continuous operation since 2009.
The Company entered into a joint venture in October 2015 comprising the Chinchillas property, the Pirquitas pit and the Pirquitas operations. The agreement included an 18‑month pre-development period to advance Chinchillas, including the infill drilling, engineering and environmental studies, and permitting, with an option for the Company to assume full ownership, which the Company exercised on March 31, 2017.
Geological Setting, Mineralization, and Deposit Types
The Chinchillas and Pirquitas properties are considered part of the Bolivian tin‑silver–zinc belt that extends from the San Rafael tin‑copper deposit in southern Peru into the Puna region of Jujuy and are located in the Puna geological belt. Deposits with similar environments and styles of mineralization include San Cristóbal, Potosí, and Pulacayo. These deposits are generally characterized by intrusion of dacite dome complexes with mineralization hosted in shears and breccias within the dacite domes and / or within shears and breccias within the host rocks. More rarely, as in the case of the Chinchillas Property and San Cristóbal, the deposits also contain disseminated flat lying manto bodies within sedimentary and pyroclastic rocks that are cut by the ‘feeder’ shears. All the deposits are known to have large vertical extents.
Significant silver-lead-zinc mineralization occurs in four main areas at the Chinchillas Property deposit: the Silver Mantos and Mantos Basement zones in the west part of the Project, and the Socavon del Diablo and Socavon Basement zones in the east part.
Mining Operations
The Chinchillas deposit is mined as a conventional open pit operation. Most of the in-pit haulage for both ore and waste is carried out using 100 tonne haul trucks. Ore is mined in five-meter benches and stockpiled in a staging area close to the pit. In the staging area, ore is loaded onto 35 tonne road trucks to be transported to the crusher at the Pirquitas operation. Throughout the mining operation, low grade ore is stockpiled near the pit rim to be processed at the end of mine life. Waste rock will be mined and hauled to two major on-site rock storage facilities based on their geochemical characteristics.
The nearest community to Chinchillas is the village of Santo Domingo, and nearest to Pirquitas is the village of Nuevo Pirquitas. Basic amenities are supplied from Susques and Abra Pampa, while supplies for mining are obtained through the provincial capital of San Salvador de Jujuy, which has an airport with daily commercial air service to Buenos Aires.
Infrastructure, Permitting and Compliance Activities
Infrastructure at Chinchillas is limited. Electricity onsite at Chinchillas is supplied along existing power lines from the generators at Pirquitas. Water supply for human consumption comes from bottled water, and water for mining operations is drawn from wells.

Pirquitas has been a permitted commercial mine and processing facility, operated by SSR Mining since December 2009, with existing infrastructure that includes a processing plant, a permitted tailings facility, a fully serviced workers camp sufficient for approximately 670 personnel, a communications system including cellular and intranet access, fully serviced office buildings, and wastewater treatment facilities, organic waste landfill and a recycling center. Electricity is produced from natural gas at the Pirquitas site. Water supply is from a site known as San Marcos, which is located within the property a short distance downstream from where the Pirquitas River drains into the Collahuaima River. Domestic water is pumped from a diversion upstream of the open pit for use at the camp.
Government permits required to conduct exploration, drilling and processing at Puna have been obtained.
Mineral Processing and Metallurgical Testing
The metallurgical testing of Chinchillas ore types commenced in 2013 and continued until 2016. The first testwork was focused on silver recovery by both leaching and flotation methods with flotation proving to be superior at this early stage. The second program continued process development of flotation into separate lead/silver and zinc concentrates. The third testwork campaign was designed to advance the flotation process and test specifically these ore types to the Pirquitas mill flow sheet.
The Pirquitas process plant operating performance since commencement on Chinchillas ores is used to provide the concentrate grade recovery and mass pull relationships.
Processing and Recovery Operations
The Pirquitas processing plant consists of crushing grinding and froth flotation to produce 2 products, a silver/lead and a zinc concentrate. These 2 product concentrates are bagged separately in one tonne bags and transported to Buenos Aires by truck for export to smelters. The Pirquitas process plant has continued to improve performance from the expected 4,000 tonnes per day feed capacity to 4,500 tonnes per day achieved in 2021.
Resource and Reserve Estimates
The following tables present the mineral reserves and mineral resources information for Puna. Additionally, see “Proven and Probable Reserve Estimates by Mineral” in this Item 2 for further information on the mineral resources and mineral reserves for Puna for the years ended December 31, 2021 and December 31, 2020, and see "Operating Statistics" in this Item 2 for further information on production of the Puna operations for the years ended December 31, 2021, December 31, 2020 and December 31, 2019. A discussion of the changes in mineral resources and mineral reserves from 2020 to 2021 is also included below.

Puna Reserves as of December 31, 2021
	Proven			Probable			Proven and Probable
	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Metallurgical
Silver	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Chinchillas (OP)(1)(2)	2,379	168.91	12,918	5,041	155.30	25,174	7,420	159.68	38,092	98%
Chinchillas (Stockpile)	—	—	—	187	141.00	846	187	141.00	846	98%

	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Metallurgical
Lead	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	Recovery
Chinchillas (OP)(1)(2)	2,379	1.33	69.7	5,041	1.29	143.4	7,420	1.30	213.1	95%
Chinchillas (Stockpile)	—	—	—	187	1.33	5.5	187	1.33	5.5	95%

	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Metallurgical
Zinc	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	Recovery
Chinchillas (OP)(1)(2)	2,379	0.34	17.8	5,041	0.25	27.8	7,420	0.28	45.6	63%
Chinchillas (Stockpile)	—	—	—	187	0.25	0.5	187	0.50	2.1	63%
(1)Chinchillas Mineral Reserves are reported at NSR cut off value of $44.11 per tonne which incorporates appropriate metallurgical recoveries and includes lead and zinc attributable metals.
(2)Chinchillas processing recoveries vary based on the feed grade. The average recovery is estimated to be 98% for silver, 93% for lead and 63% for zinc.

Puna Resources as of December 31, 2021
	Measured			Indicated			Measured and Indicated			Inferred
	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver
Silver	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Chinchillas (OP)(1)	1,110	99.20	3,540	4,904	101.13	15,943	6,014	100.76	19,483	165	101.86	540
Pirquitas (UG)(2)	79	444.50	1,129	2,555	287.67	23,627	2,634	292.33	24,756	1,080	206.86	7,185

	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Tonnes	Grade	Lead
Lead	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)
Pirquitas (UG)(2)	79	0.20	0.3	2,555	0.02	1.1	2,634	0.03	1.4	1,080	0.00	0.1

	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc
Zinc	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)
Pirquitas (UG)(2)	79	1.17	2.0	2,555	4.56	256.8	2,634	4.46	258.9	1,080	7.45	117.4
(1)Chinchillas Mineral Resource are contained within a pit shell generated using an NSR cut-off of $33.20. Metallurgical recoveries vary based on the grade and on average are 98% for silver, 95% for lead, and 63% for zinc.
(2)Piriquitas UG Mineral Resources are reported using a silver metal price of $20.00/oz, $1.10/lb lead, and $1.30/lb zinc. The cut-off grade includes lead and zinc attributable metal and is calculated at $100/t. Metallurgical recoveries vary with grade and on average are 87% for silver, 50% for lead, and 85% for zinc.
For the Puna operations as a whole, comparison of the 2021 Mineral Reserve with the 2020 Mineral Reserve shows a net decrease in contained silver of 4.07 Moz (-9%). Mining depletion (-16%) occurred but there was an increase in Mineral Reserves (+5%) due to model updates, pit design changes and a small impact from increased metal prices.
For Chinchillas, 2021 Mineral Resource estimates have been compared to the previous Mineral Resource which was based on the EOY 2020 pit surface. Key changes in the Mineral Resource have resulted from:
•A review of the pit optimisation work for the Socavon deposit was undertaken using the NSR and other assumptions used for the Mantos Deposit. The review concluded that there was no suitable pit shell produced to meet the standard of reasonable prospects for extraction. Therefore, the Socavon Mineral Resource that was previously reported by SSR has not been included in the 2021 Puna Mineral Resource. This represented approximately 26% of the contained metal in the Mineral Resource.
•Updating the Resource Pit Shell reduced the contained metal by 14%
•Mining depletion is the remaining source of change in the Mineral Resource and was approximately 6% of contained metal.

For Pirquitas, 2021 Mineral Resource estimates have been compared to the previous Mineral Resource estimate dated 2011 and supported by the Technical Report dated 27 May 2016 (Davis et al., 2016). The Mineral Resources estimated in 2011 are based on metal prices of $11/oz silver $0.70/lb lead and $0.70/lb for zinc and $5.00/ln Sn and an NSR cut-off of $15.00/t NSR. There was no change since EOY 2020 as there was no updated work on the Mineral Resource.
Exploration
At Chinchillas, surface exploration programs included detailed mapping with a special emphasis on structures, rock chip sampling, trenching, soil sampling and talus sampling. These programs identified the major structural zones, the strong east–west control on basin formation, and new mineralized target areas. Work has included geophysical surveys IP ("Induced Polarization")/Resistivity, Controlled-Source Audio-Magnetotelluric Technique ("CSAMT"), Magnetics). Five drilling programs constituting approximately 50,000 meters of drilling were conducted at the Chinchillas property.
At Pirquitas, comprehensive mineral exploration was conducted on the property, including geological mapping, geophysical surveying (44 line-kilometers of ground magnetics and 19.2 line- kilometers of induced polarization surveying), underground rock sampling and multiple programs of RC and diamond drilling.
The Granada target area is at the intersection of the Potosi vein and Cortaderas vein-breccia in San Miguel Pit. The Potosí Vein is a west-northwest oriented steeply dipping vein. The Cortaderas Vein gives outcrops at the south slope of the Cortaderas Valley around 500 m north of the San Miguel Open Pit and oriented east-west with a dip direction around 60° to the southwest. Colquechaca and Blanca Veins are located slightly north of Potosi, strike both northwest and southeast and variably dip steeply to the north and south.
In 2019–2020, the objective of the deep Granada drill program was to test the theorized intersection between the south west dipping Cortaderas vein breccia and the steeply north-dipping Potosi vein, located at depth beneath the San Miguel pit. Three HQ drill holes were completed between October 6, 2019 and January 31, 2020 and the total length drilled was 3,430 m. Results from the Granada drilling program intersected the two different mineral compositions that correspond with historically described veins. Mineralization is commonly filling open spaces as fracturing, brecciation, and faulting, usually as massive or semi-massive veins or veinlets, they have widths ranging commonly from 5–30 cm, and range up to 3.5 m. The Granada target was not encountered at the anticipated depth but the program did identify significant intersections of gold values below the elevation of previous mining within the San Miguel open pit (~4,000 m). The gold values are commonly associated with elevated concentrations of Ag, As, Bi, Cu, and Sn.
Drilling
An early drilling program (before SSR, 2008), was effectively conducted in two phases, with the transition being marked by a change in analytical laboratories from American Assay Laboratories ("AAL") to the SGS Chile laboratory partway through its drilling program. RC drillholes AR 001-AR 092 and diamond core drillholes DDH 001-DDH 042 were analyzed by AAL, RC drillholes AR 093-AR 164 and diamond core drillholes DDH 043-DDH 069 were analyzed by SGS Chile. Both analytical labs took possession of the samples at Pirquitas and were in custody of them throughout the sample preparation and analysis steps (including sample transportation from site to the respective analytical laboratory). AAL set up sample preparation facilities on-site at Pirquitas whilst SGS Chile transported the samples to their analytical laboratory in Salta, Argentina. Each laboratory implemented QC programs that were reviewed and monitored by Sunshine Argentina and an independent consultant.
Alex Stewart is the primary laboratory and ALS in Peru ("ALS") is used as the secondary laboratory for check samples. All samples are tested for a suite of 39 elements including silver, lead and zinc by a four-acid digestion method and analysis by Inductively Coupled Plasma atomic emission spectroscopy ("ICP") (method ICP-MA-39). Silver greater than 200 parts per million (ppm) is assayed by fire assay using a 50 g sample with gravimetric finish (method Ag4A-50). Lead and zinc greater than 10,000 ppm are re-assayed by an oxidizing acid digestion for ore grade material and reading by ICP (method ICP-ORE).

ALS is used as secondary laboratory by method ME-ICP61 based on a four-acid digestion and reading by ICP. Samples greater than one percent lead or zinc are re-tested using ore grade method Pb-OG62 and Zn-OG62. Samples greater than 100 ppm silver are re-assayed by fire assay with gravimetric finish (method Ag-GRA22).
Sampling, Analysis and Data Verification
No material sample bias was identified by the qualified persons during the review of the drill data and assays. Observation of the drill core during the site visits and inspection and validation of the data collected convinced the qualified persons that the drill data are adequate for the estimation of measured, indicated and inferred mineral resources.
Capital and Operating Costs.
Total capital expenditure, exclusive of discretionary exploration, is estimated to be $47 million which is primarily composed of mine and plant equipment, tailings storage facility expansions and asset componentization. Estimated operating costs for mine operations include both cash and non-cash costs.

Description	Total ($M)	LOM Average ($/t milled)
Mining Costs	$110	$15.01
Processing Costs	183	24.95
G&A Costs	93	12.71
Total	$387	$52.67
Capital costs and operating costs are provided for mineral property disclosure purposes in accordance with NI 51-102 and are mining company financial measures. See “Additional Mining Company Financial Information” in this Item 2 for more information.
Costs in individual years may vary significantly as a result of, among other things, current or future nonrecurring expenditures, and changes to input costs and exchange rates. Please refer to the Puna 2021 Technical Report Summary for other key metrics including detailed cash flows by year and net present value computations.
Qualified Persons
The Technical Report Summaries were prepared by OreWin, an independent mining consultancy based in Australia, and the following contributors, each of whom is an independent Qualified Person for purposes of Subpart 1300 of Regulation S-K and NI 43-101:
•In respect of the Çöpler District Master Plan 2021 Technical Report Summary, Bernard Peters, BEng (Mining), FAusIMM (201743), employed by OreWin as Technical Director - Mining, was responsible for the overall preparation, the Mineral Reserve estimates, Sections 1 to 5, Sections 10, Section 12 to 25; and Sharron Sylvester, BSc (Geol), RPGeo AIG (10125), employed by OreWin as Technical Director - Geology, was responsible for the preparation of the Mineral Resources, Sections 1 to 3, Section 6 to 9, Section 11, Sections 22 to 25.
•In respect of the Marigold 2021 Technical Report Summary, Bernard Peters, BEng (Mining), FAusIMM (201743), employed by OreWin as Technical Director - Mining, was responsible for the overall preparation, the Mineral Reserve estimates, Sections 1 to 5, Sections 10, Section 12 to 25; and Sharron

Sylvester, BSc (Geol), RPGeo AIG (10125), employed by OreWin as Technical Director - Geology, was responsible for the preparation of the Mineral Resources, Sections 1 to 3, Section 6 to 9, Section 11, Sections 22 to 25; OreWin Pty Ltd was responsible for the preparation of Sections 1 to 25.
•In respect of the Seabee 2021 Technical Report Summary, Bernard Peters, BEng (Mining), FAusIMM (201743), employed by OreWin as Technical Director - Mining, was responsible for the overall preparation, the Mineral Reserve estimates, Sections 1 to 5, Sections 10, Section 12 to 25; and Sharron Sylvester, BSc (Geol), RPGeo AIG (10125), employed by OreWin as Technical Director - Geology, was responsible for the preparation of the Mineral Resources, Sections 1 to 3, Section 6 to 9, Section 11, Sections 22 to 25; OreWin Pty Ltd was responsible for the preparation of Sections 1 to 25.
•In respect of the Puna 2021 Technical Report Summary, Gregory Gibson, BSc (Mining), SME(4134135), employed by SSR Mining as Vice President Americas Operations, was responsible for the preparation of Sections 1 to 25; Bernard Peters, BEng (Mining), FAusIMM (201743), employed by OreWin as Technical Director - Mining, was responsible for the overall preparation and the Mineral Reserve estimates, Sections 1 to 5, Sections 10, Section 12 to 25; Sharron Sylvester, BSc (Geol), RPGeo AIG (10125), employed by OreWin as Technical Director - Geology, was responsible for the preparation of the Mineral Resources, Sections 1 to 3, Section 6 to 9, Section 11, Sections 22 to 25; OreWin Pty Ltd was responsible for the preparation of Sections 1 to 25.
Bernard Peters, an independent Qualified Person, has approved the 2021 mineral reserves, and Sharron Sylvester, an independent Qualified Person, has approved the 2021 mineral resources included in this Amendment related to the Technical Report Summaries.
Additionally, Karthik Rathnam, a Qualified Person employed by SSR Mining as Manager Resource Geology, has approved the mineral resources and reserves included in this Annual Report in respect of the Pitarrilla, Mexico and San Luis, Peru exploration projects, and Cengiz Demirci, a Qualified Person employed by SSR Mining as Vice President, Exploration, has approved the mineral resources and reserves included in this Amendment in respect of the Amisk, Canada exploration project.
OreWin is not affiliated with SSR Mining and, other than Gregory Gibson, Karthik Rathnam and Cengiz Demirci, none of the Qualified Persons identified above are employees of, or otherwise affiliated with, SSR Mining or any of its subsidiaries.
Internal Controls over the Mineral Reserves and Mineral Resources Estimation Process
The Company has internal controls over the mineral reserves and mineral resources estimation processes that result in reasonable and reliable estimates aligned with industry practice and reporting regulations. Annually, qualified persons and other employees review the estimates of mineral reserves and mineral resources, the supporting documentation, and compliance to the internal controls, and, based on their review of such information, recommend approval to use the mineral reserve and mineral resource estimates to our senior management. The Company’s controls utilize management systems including but not limited to, formal quality assurance and quality control protocols, standardized procedures, workflow processes, supervision and management approval, internal and external reviews and audits, reconciliations, and data security covering record keeping, chain of custody and data storage.
The Company's systems also cover exploration activities, sample preparation and analysis, data verification, mineral processing, metallurgical testing, recovery estimation, mine design and sequencing, and mineral reserve and resource evaluations, with environmental, social and regulatory considerations. The Company’s quality assurance and control protocols over sampling and assaying of drill hole samples include insertion of blind samples consisting of standards, blanks, and duplicates in the primary sample streams, as well as selective sample validation at secondary laboratories.

These controls and other methods help to validate the reasonableness of the estimates. The effectiveness of the controls are reviewed periodically to address changes in conditions and the degree of compliance with policies and procedures. Refer to Item 1A. “Risk Factors” for discussion of risks associated with our estimates of mineral reserves and mineral resources.
Proven and Probable Reserve Estimates by Mineral
Proven and probable Mineral Reserves are based on extensive drilling, sampling, geological modeling, and metallurgical testing from which economic feasibility has been determined. The price sensitivity of Mineral Reserves depends upon several factors including grade, metallurgical recovery, operating cost, waste-to-ore ratio and ore type. Metallurgical recovery rates vary depending on the metallurgical properties of each deposit and the production process used. The Mineral Reserve tables below list the average metallurgical recovery rate for each deposit, which takes into account the several different processing methods to be used. The cut-off grade, or lowest grade of mineralized material considered economic to process, varies with material type, metallurgical recoveries and operating costs.
The proven and probable Mineral Reserves presented herein are estimates based on information available at the time of calculation. No assurance can be given that the indicated levels of recovery of gold, silver, lead, zinc, and copper will be realized. Ounces of gold or silver, or pounds of copper, lead or zinc in the proven and probable Mineral Reserves are calculated without regard to any losses during metallurgical treatment. Mineral Reserves estimates may require revision based on actual production experience. Market price fluctuations of gold, silver, lead, zinc, and copper as well as increased production costs or reduced metallurgical recovery rates, could render proven and probable Mineral Reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a decrease in actual recovery as compared to the Mineral Reserves reported herein.
The Mineral Reserves presented below as of December 31, 2021 have been prepared in accordance with the U.S. Securities and Exchange Commission (SEC) Regulation S-K subpart 1300 rules for Property Disclosures for Mining Registrants (S-K 1300). Mineral Reserves metal prices used for preparation of the 2021 report, which were selected, in each case, by the Qualified Persons that prepared the 2021 Technical Report Summary for each property, are: $1,350 per gold ounce, $18.50 per silver ounce, $0.90 per lead pound, $1.05 per zinc pound, and $3.30 per copper pound unless otherwise stated.
The Mineral Reserves presented below as of December 31, 2020 have been prepared in accordance with National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”). The Mineral Reserves metal price assumptions for 2020 report are: $1,350 per gold ounce, $18.50 per silver ounce, $0.90 per lead pound, $1.05 per zinc pound, and $3.00 per copper pound unless otherwise stated.
Technical Report Summaries for Çöpler, Marigold, Seabee and Chinchillas (Puna) operations are available under the Company's profile on the SEDAR website at www.sedar.com and as part of the Company’s Annual Report on Form 10-K filed on the SEC’s EDGAR website on February 23, 2022 at sec.gov. Additionally, see "Resource and Reserve Estimates" previously presented in the individual property disclosures for each of Çöpler, Marigold, SGO and Puna of this Item 2 for further information on the mineral resources and mineral reserves for each individual property.
The point of reference for Mineral Reserves is the point of feed into the processing facility for all projects except for Marigold, which is entry into the carbon columns in the processing facility.
Metals shown in the table are contained metals in ore mined and processed.
Tonnage is metric tonnes, ounces represent troy ounces, and g/t represents grams per metric tonne.

Figures may vary due to rounding.

The following tables summarize the Company's estimated gold reserves reflecting only the reserves attributable to SSR Mining's ownership or economic interest as of December 31, 2021 and December 31, 2020 for each of its production and exploration assets:

Gold Reserves as of December 31, 2021
			Proven			Probable			Proven and Probable
		SSR	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Metallurgical
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Çöpler (OP)(1)(2)(3) (4)	Turkey	79%	7,033	2.54	574	42,481	2.03	2,774	49,514	2.10	3,348	84%
Çöpler Stockpile	Turkey	80%	—	—	—	9,980	2.25	721	9,980	2.25	721	91%
Marigold (OP)(5)	United States	100%	—	—	—	203,768	0.48	3,173	203,768	0.48	3,173	75%
Marigold (leach pad inventory)	United States	100%	—	—	—	—	—	237	—	—	237	71%
Seabee (UG)(6)(7)	Canada	100%	304	9.16	90	2,379	6.40	490	2,684	6.72	580	98%
			7,337	2.81	664	258,608	0.86	7,395	265,946	0.91	8,059	78%
(1)Çöpler Mineral Reserves includes reserves from Çöpler Mine, Cakmaktepe and Ardich.
(2)Mineral Reserves shown are SSR ownership share only. SSR Ownership is an average based on location of Mineral Reserves (gold) relative to licenses: Çöpler and part of Ardich are on Anagold 80:20 ground on which SSR holds 80% rights, and Çakmaktepe, Bayramdere and the remainder of Ardich are on Kartaltepe 50:50 ground on which SSR holds 50% rights. Total ownership percentages are weighted averages.
(3)Mineral Reserve cut-offs are based on $1,350/oz gold price. The average oxide recoveries are 61% and average sulfide recoveries are 91%. All cut-off values include allowance for royalty payable. There are no credits for silver or copper in the cut-off calculations. Oxide cutoff grades vary between 0.44-0.80g/t gold and sulphide cutoff grades vary between 1.05-1.11g/t gold.
(4)There are no sulfide Mineral Reserves at Çakmaktepe and Bayramdere.
(5)Marigold Mineral Reserves are reported at a cut-off grade of 0.065 g/t payable gold (gold assay factored for metallurgical recovery, royalty, and net proceeds). No mining dilution is applied to the grade of the Mineral Reserves. Dilution intrinsic to the Mineral Reserves estimate is considered sufficient to represent the mining selectivity considered.
(6)Seabee Mineral Reserves are reported using $1,600/oz gold and a cut-off grade of 2.52 g/t gold. Processing recoveries vary based on the feed grade. The average recovery is estimated to be 98%.
(7)Seabee Mineral Reserves includes Santoy 8, Santoy 9, and Gap Hangingwall ("GHW") lodes.

Gold Reserves as of December 31, 2020
			Proven			Probable			Proven and Probable
		SSR	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Metallurgical
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Çöpler (OP)(1)(2)(3) (4)	Turkey	78%	1,757	2.31	130	38,012	2.03	2,484	39,769	2.04	2,614	84%
Çöpler Stockpile	Turkey	80%				5,591	2.54	457	5,591	2.54	457	91%
Marigold (OP)(5)	United States	100%	—	—	—	219,398	0.49	3,425	219,398	0.49	3,425	75%
Marigold (leach pad inventory)	United States	100%	—	—	—	—	—	270	—	—	270	73%
Seabee (UG)(6)	Canada	100%	529	8.79	150	1,031	10.37	344	1,560	9.83	493	98%
			2,286	3.81	280	264,032	0.79	6,980	266,318	0.82	7,259	77%
(1)Çöpler Mineral Reserves includes reserves from Çöpler Mine and Cakmaktepe.
(2)Çöpler Mineral Reserves are reported at the following cut-off grades: oxide cut-off grades are 0.47-0.71 g/t gold and Çöpler sulfide cut-off grade is 1.05 g/t gold. All cut-off grades include allowance for royalty payable.
(3)Metallurgical recoveries vary with grade and average recoveries for oxide is 61% and for sulphides is 91%. The overall average recovery is 84%.
(4)Çöpler Reserves are located on ground held 80% by SSR and Çakmaktepe reserves (<1%) of the total reserves on ground 50% by SSR.
(5)Marigold Mineral Reserves are reported using $1,350/oz gold and at a gold cut-off grade of 0.065 g/t which incorporates royalty and metallurgical recovery.
(6)Seabee Mineral Reserves are reported using $1,350/oz gold and a cut-off grade of 3.99 g/t gold.

The following tables summarize the Company's estimated silver reserves reflecting only the reserves attributable to SSR Mining's ownership or economic interest as of December 31, 2021 and December 31, 2020 for each of its production and exploration assets:

Silver Reserves as of December 31, 2021
			Proven			Probable			Proven and Probable
		SSR	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Metallurgical
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Çöpler (OP)(1)(2)(3)(4)	Turkey	79%	7,033	4.06	918	42,481	4.47	6,100	49,514	4.41	7,018	9%
Chinchillas (OP)(5)(6)	Argentina	100%	2,379	168.91	12,918	5,041	155.30	25,174	7,420	159.68	38,092	98%
Chinchillas (Stockpile)	Argentina	100%	—	—	—	187	141.00	846	187	141.00	846	98%
			9,412	45.72	13,836	47,709	20.94	32,120	57,121	25.02	45,956	21%
(1)Çöpler Mineral Reserves includes reserves from Çöpler Mine, Cakmaktepe and Ardich.
(2)Mineral Reserves shown are SSR ownership share only. SSR Ownership is an average based on location of Mineral Reserves (gold) relative to licenses: Çöpler and part of Ardich are on Anagold 80:20 ground on which SSR holds 80% rights, and Çakmaktepe, Bayramdere and the remainder of Ardich are on Kartaltepe 50:50 ground on which SSR holds 50% rights. Total ownership percentages are weighted averages.
(3)Mineral Reserve cut-offs are based on $1,350/oz gold price. The average oxide recoveries are 61% and average sulfide recoveries are 91%. The weighted average gold recovery is 84%. All cut-off values include allowance for royalty payable. There are no credits for silver or copper in the cut-off calculations. Oxide cutoff grades vary between 0.44-0.80g/t gold and sulphide cutoff grades vary between 1.05-1.11g/t gold.
(4)There are no sulfide Mineral Reserves at Çakmaktepe and Bayramdere.
(5)Chinchillas Mineral Reserves are reported at NSR cut off value of $44.11 per tonne which incorporates appropriate metallurgical recoveries and includes lead and zinc attributable metals.
(6)Chinchillas processing recoveries vary based on the feed grade. The average recovery is estimated to be 98% for silver, 93% for lead and 63% for zinc.

Silver Reserves as of December 31, 2020
			Proven			Probable			Proven and Probable
		SSR	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Metallurgical
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Çöpler (OP)(1)(2)(3)(4)	Turkey	78%	1,757	7.70	435	38,012	5.76	7,040	39,769	5.85	7,475	9%
Chinchillas (OP)(5)	Argentina	100%	420	142.58	1,926	7,614	162.17	39,696	8,034	161.14	41,622	96%
Chinchillas (Stockpile)	Argentina	100%	—	—	—	339	126.74	1,382	339	126.74	1,382	94%
			2,177	33.71	2,361	45,965	32.56	48,118	48,142	32.61	50,479	24%
(1)Çöpler Mineral Reserves includes reserves from Çöpler Mine and Cakmaktepe.
(2)Çöpler Mineral Reserves are reported at the following cut-off grades: oxide cut-off grades are 0.47-0.71 g/t gold and Çöpler sulfide cut-off grade is 1.05 g/t gold. All cut-off grades include allowance for royalty payable.
(3)Metallurgical recoveries vary with gold grade and the average silver recovery is 9%.
(4)Çöpler mine Mineral Reserves are located on ground held 80% by SSR and Çakmaktepe Mineral Reserves (<1%) are located on ground held 50% by SSR
(5)Chinchillas Mineral Reserves are reported at NSR cut off value of $44.11 per tonne which incorporates appropriate metallurgical recoveries and includes lead and zinc attributable metals. Metal price assumptions for reserves are $18.00/oz silver, $0.90/lb lead, and $1.00/lb zinc.

The following tables summarize the Company's estimated lead reserves reflecting only the reserves attributable to SSR Mining's ownership or economic interest as of December 31, 2021 and December 31, 2020 for each of its production and exploration assets:

Lead Reserves as of December 31, 2021
			Proven			Probable			Proven and Probable
		SSR	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Metallurgical
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	Recovery
Chinchillas (OP)(1)(2)	Argentina	100%	2,379	1.33	69.7	5,041	1.29	143.4	7,420	1.30	213.1	95%
Chinchillas Stockpile	Argentina	100%	—	—	—	187	1.33	5.5	187	1.33	5.5	95%
			2,379	1.33	69.7	5,228	1.29	148.9	7,607	1.30	218.6	95%
(1)Chinchillas Mineral Reserves are reported at NSR cut off value of $44.11 per tonne which incorporates appropriate metallurgical recoveries and includes silver and zinc attributable metals.
(2)Chinchillas processing recoveries vary based on the feed grade. The average recovery is estimated to be 98% for silver, 93% for lead, and 63% for zinc.

Lead Reserves as of December 31, 2020
			Proven			Probable			Proven and Probable
		SSR	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Metallurgical
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	Recovery
Chinchillas (OP)(1)	Argentina	100%	420	0.73	6.8	7,614	1.39	232.6	8,034	1.35	239.4	96%
Chinchillas Stockpile	Argentina	100%	—	—	—	339	0.84	6.3	339	0.84	6.3	94%
			420	0.73	6.8	7,953	1.36	238.9	8,373	1.33	245.7	96%
(1)Mineral Reserves are reported at NSR cut off value of $44.11 per tonne which incorporates appropriate metallurgical recoveries and includes silver and zinc attributable metals. Metal price assumption for reserves are $0.90/lb lead.

The following tables summarize the Company's estimated zinc reserves reflecting only the reserves attributable to SSR Mining's ownership or economic interest as of December 31, 2021 and December 31, 2020 for each of its production and exploration assets:

Zinc Reserves as of December 31, 2021
			Proven			Probable			Proven and Probable
		SSR	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Metallurgical
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	Recovery
Chinchillas (OP)(1)(2)	Argentina	100%	2,379	0.34	17.8	5,041	0.25	27.8	7,420	0.28	45.6	63%
Chinchillas Stockpile	Argentina	100%	—	—	—	187	0.50	2.1	187	0.50	2.1	63%
			2,379	0.34	17.8	5,228	0.26	29.9	7,607	0.28	47.7	63%
(1)Chinchillas Mineral Reserves are reported at NSR cut off value of $44.11 per tonne which incorporates appropriate metallurgical recoveries and includes silver and lead attributable metals.
(2)Chinchillas processing recoveries vary based on the feed grade. The average recovery is estimated to be 98% for silver, 95% for lead and 63% for zinc.

Zinc Reserves as of December 31, 2020
			Proven			Probable			Proven and Probable
		SSR	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Metallurgical
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	Recovery
Chinchillas (OP)(1)	Argentina	100%	420	0.37	3.4	7,614	0.36	60.4	8,034	0.36	63.8	15%
Chinchillas Stockpile	Argentina	100%	—	—	—	339	0.45	3.4	339	0.45	3.4	68%
			420	0.37	3.4	7,953	0.36	63.8	8,373	0.36	67.2	17%
(1)Chinchillas Mineral Reserves are reported at NSR cut off value of $44.11 per tonne which incorporates appropriate metallurgical recoveries and includes silver and lead attributable metals. The metal price assumption for reserves is $1.00/lb zinc.

The following tables summarize the Company's estimated copper reserves reflecting only the reserves attributable to SSR Mining's ownership or economic interest as of December 31, 2021 and December 31, 2020 for each of its production and exploration assets:

Copper Reserves as of December 31, 2021
			Proven			Probable			Proven and Probable
		SSR	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Metallurgical
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	Recovery
Çöpler (OP)(1)(2)(3)(4)(5)(6)	Turkey	79%	7,033	—	0.2	52,461	0.01	7.3	59,494	0.01	7.4	2%
			7,033	—	0.2	52,461	0.01	7.3	59,494	0.01	7.4	2%
(1)Çöpler Mineral Reserves includes reserves from Çöpler Mine, Cakmaktepe and Ardich.
(2)Mineral Reserves shown are SSR ownership share only. SSR Ownership is an average based on location of Mineral Reserves (gold) relative to licenses: Çöpler and part of Ardich are on Anagold 80:20 ground on which SSR holds 80% rights, and Çakmaktepe, Bayramdere and the remainder of Ardich are on Kartaltepe 50:50 ground on which SSR holds 50% rights. Total ownership percentages are weighted averages.
(3)Mineral Reserve cut-offs are based on $1,350/oz gold price. The average oxide recoveries are 61% and average sulfide recoveries are 91%. All cut-off values include allowance for royalty payable. There are no credits for silver or copper in the cut-off calculations. Oxide cutoff grades vary between 0.44-0.80g/t gold and sulphide cutoff grades vary between 1.05-1.11g/t gold.
(4)There are no sulfide Mineral Reserves at Çakmaktepe and Bayramdere.
(5) There is no copper recovery in sulphide material.
(6) Copper oxide recoveries are 2%.

Copper Reserves as of December 31, 2020
			Proven			Probable			Proven and Probable
		SSR	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Metallurgical
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	Recovery
Çöpler (OP)(1)(2)(3)(4)(5)	Turkey	78%	1,757	0.01	0.2	38,012	0.02	14.5	39,769	0.02	15.0	2%
			1,757	0.01	0.2	38,012	0.02	14.5	39,769	0.02	15.0	2%
(1)Çöpler Mineral Reserves includes reserves from Çöpler Mine and Cakmaktepe.
(2)Çöpler Mineral Reserves are reported at the following cut-off grades: oxide cut-off grades are 0.47-0.71 g/t gold and Çöpler sulfide cut-off grade is 1.05 g/t gold. All cut-off grades include allowance for royalty payable.
(3)Çöpler mine Mineral Reserves are located on ground held 80% by SSR and Çakmaktepe Mineral Reserves (<1%) are located on ground held 50% by SSR.
(4)Metallurgical recoveries vary with grade and average recoveries for oxide is 2%.
(5)There is no copper recovery in sulphides.

Resource Estimates by Mineral
Mineral Resources are presented exclusive of Mineral Reserves. Due to the uncertainty that may be attached to Inferred Mineral Resources, it cannot be assumed that all or any part of an Inferred Mineral Resource will be upgraded to an Indicated or Measured Mineral Resource as a result of continued exploration.
The Mineral Resources presented below as of December 31, 2021 have been prepared in accordance with the U.S. Securities and Exchange Commission (SEC) Regulation S-K subpart 1300 rules for Property Disclosures for Mining Registrants (S-K 1300). Mineral Resources metal prices used for preparation of the 2021 report, which were selected, in each case, by the applicable Qualified Persons for each property, are: $1,750 per gold ounce, $22.00 per silver ounce, $0.95 per lead pound, $1.15 per zinc pound, and $3.95 per copper pound unless otherwise stated.
The Mineral Resources presented below as of December 31, 2020 have been prepared in accordance with National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”). Resources metal prices used for preparation of the 2020 report are: $1,750 per gold ounce, $22.00 per silver ounce, $1.00 per lead pound, $1.15 per zinc pound, and $3.25 per copper pound unless otherwise stated in the footnotes.
The point of reference for Mineral Resources is the point of feed into the processing facility for all projects except for Marigold, which is entry into the carbon columns in the processing facility.
Metals shown in the tables below are contained metals in ore mined and processed.
Tonnage is metric tonnes, ounces represent troy ounces, and g/t represents grams per metric tonne.
Figures may vary due to rounding.

The following tables summarize the Company's estimated gold resources reflecting only the resources attributable to SSR Mining's ownership or economic interest as of December 31, 2021 and 2020 for each of its production and exploration assets:

Gold Resources as of December 31, 2021
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Çöpler (OP) (1)(2)(3)(4)(5)(6)(7)	Turkey	76%	2,467	1.76	139	68,887	1.01	2,243	71,354	1.04	2,382	79,650	1.16	2,982
Marigold (OP)(8)((9)	United States	100%	—	—	—	115,294	0.43	1,611	115,294	0.43	1,611	21,795	0.36	250
Seabee (UG)(10)	Canada	100%	71	19.75	45	797	12.23	313	869	12.83	358	2,754	6.05	536
Amisk (OP)(11)	Canada	100%	—	—	—	43,976	0.73	1,028	43,976	0.73	1,028	49,985	0.52	830
San Luis (UG)(12)	Peru	100%	—	—	—	484	22.43	349	484	22.43	349	20	5.60	4
			2,538	2.27	184	229,438	0.75	5,544	231,977	0.77	5,728	154,204	0.93	4,602
(1)Çöpler Mineral Resources include resources from Çöpler Mine, Cakmaktepe, Ardich and Bayramdere.
(2)Mineral Resources shown are SSR ownership share only. SSR Ownership is an average based on location of Mineral Resources (gold) relative to licenses: Çöpler and part of Ardich are on Anagold 80:20 ground on which SSR holds 80% rights, and Çakmaktepe, Bayramdere and the remainder of Ardich are on Kartaltepe 50:50 ground on which SSR holds 50% rights. Total ownership percentages are weighted averages.
(3)All Mineral Resources for Çöpler were assessed for reasonable prospects for eventual economic extraction by reporting only material that fell within conceptual pit shells ($1,400/oz gold and $19.00/oz silver for Bayramdere).
(4)Oxide definitions: At Çöpler: oxide is defined as material <2% total sulfur and sulfide material is ≥2% total sulfur. At Ardich and Çakmaktepe, oxide is comprised of low-sulfur (LS) oxide (<1% total sulfur) and high-sulfur oxide (≥1% and <2% total sulfur). At Bayramdere, oxide is defined as material <2% total sulfur.
(5)Sulfide definitions: At Ardich, sulfide is comprised of standard sulfide material (≥2% total sulfur) and sulfide-with-Cu material (sulfide with Cu>0.10%). There is no sulfide material at Çakmaktepe or Bayramdere.
(6)Mineral Resources are reported at the variable gold cut-off grades based on different metallurgical parameters: oxide cut-off grades are 0.19-0.76 g/t gold, sulfide cut-off uses an NSR value in $/t based on gold price of $1,750/oz, silver price of $22.00/oz, and copper price of $3.95/lb with allowances for payability, deductions, transport, and royalties.
(7)Çöpler oxide recoveries vary between 38.0-78.4% and sulphide recoveries vary between 55-98%.
(8)Marigold Mineral Resource estimate is based on an optimised pit shell at a cut off grade of 0.065 g/t payable gold (gold assay factored for recovery, royalty, and net proceeds).
(9)Marigold metallurgical recoveries varies with gold grade and on average recoveries are 67%
(10)Seabee Mineral Resources are reported using a cut-off grade of 2.07 g/t and were assessed for reasonable prospects for eventual economic extraction by reporting only material that fell within conceptual underground shapes. Mineral resources includes Santoy 8, Santoy 9, and GHW lodes.
(11)Amisk Mineral Resources are reported using a gold equivalent cut-off grade of 0.30 g/t and include silver attributable ounces. Average gold recovery is 90%.
(12)San Luis Mineral Resources are reported at gold price assumptions of $600/oz using a gold equivalent cut-off grade of 6.0 g/t and include silver attributable ounces. Average gold recovery is 94%.

Gold Resources as of December 31, 2020
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Çöpler (OP) (1)(2)(3)(4)(5)(6)(7)	Turkey	76%	4,563	1.70	250	55,424	1.34	2,385	59,987	1.37	2,634	58,224	1.30	2,442
Marigold (OP)(8)	United States	100%	—	—	—	121,332	0.43	1,680	121,332	0.43	1,680	28,597	0.36	334
Seabee (UG)(9)	Canada	100%	24	103.17	80	1,421	9.40	429	1,445	10.97	510	2,030	7.77	507
Amisk (OP)(10)	Canada	100%	—	—	—	43,976	0.73	1,028	43,976	0.73	1,028	49,985	0.52	830
San Luis (UG)(11)	Peru	100%	—	—	—	484	22.40	349	484	22.40	349	20	5.60	4
			4,587	2.23	330	222,637	0.82	5,871	227,224	0.85	6,201	138,856	0.92	4,117
(1)Çöpler Mineral Resources include resources from Çöpler Mine, Cakmaktepe, Ardich and Bayramdere.
(2)All Mineral Resources for Çöpler were assessed for reasonable prospects for eventual economic extraction by reporting only material that fell within conceptual pit shells based on metal prices of $1,750/oz for gold ($1,400 for gold and $19/oz for silver for Bayramdere). The following parameters were used: gold metallurgical recoveries in oxide: Çöpler mine 62.3–78.4%, Çakmaktepe 38.0–80.0%, Ardich 40.0–73.0%, and Bayramdere 75.0%, and in sulfide: Çöpler 85.0%, and Ardich 82.9%; gold cut-off grades in oxide: Çöpler 0.32–0.41 g/t gold, Çakmaktepe 0.36–0.76 g/t gold, Ardich 0.30–0.55 g/t gold, and Bayramdere 0.35–0.50 g/t gold, and in sulfide: Çöpler 0.73 g/t gold and Ardich 0.77 g/t gold (there are no credits for silver or copper in the cut-off grade calculations); allowances have been made for royalty payable.
(3)At Çöpler, oxide is defined as material <2% total sulfur and sulfide material is ≥2% total sulfur.
(4)At Ardich and Çakmaktepe, low-sulfur (LS) oxide is defined as material with <1% total sulfur, high-sulfur (HS) oxide is material with ≥1% and <2% total sulfur, and sulfide material is ≥2% total sulfur.
(5)At Bayramdere. oxide is defined as material <2% total sulfur. There is no sulfide material at Bayramdere.
(6)Mineral Resources are reported at the following cut-off grades: oxide cut-off grades 0.32-0.76 g/t gold and Çöpler sulfide cut-off grades 0.73-0.77 g/t gold. All cut-off grades include allowance for royalty payable.
(7)Çöpler Mineral Resources are located on ground held 80% by SSR, Çakmaktepe and Bayramdere Mineral Resources are located on ground held 50% by SSR, and approximately 96% of Ardich Mineral Resources are located on ground held 80% by SSR, with the remainder located on ground 50% held by SSR.
(8)Marigold Mineral Resources are reported using a cut-of grade of 0.065 g/t within a conceptual open pit shell with a average process recovery of 75%.
(9)Seabee Mineral Resources are reported using a cut-off grade of 3.11 g/t with an average recovery of 98%.
(10)Amisk Mineral Resources are reported using a gold equivalent cut-off grade of 0.30 g/t and include silver attributable ounces. Gold process recovery is 90%.
(11)San Luis Mineral Resources are reported at gold price assumptions of $600/oz using a gold equivalent cut-off grade of 6.0 g/t and include silver attributable ounces. Gold process recovery is 94%.

The following tables summarize the Company's estimated silver resources reflecting only the resources attributable to SSR Mining's ownership or economic interest as of December 31, 2021 and 2020 for each of its production and exploration assets:

Silver Resources as of December 31, 2021
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Çöpler (OP) (1)(2)(3)(4)(5)(6)(7)	Turkey	77%	2,467	3.53	280	68,887	3.24	7,178	71,354	3.25	7,458	79,650	9.73	24,923
Chinchillas (OP)(8)	Argentina	100%	1,110	99.20	3,540	4,904	101.13	15,943	6,014	100.76	19,483	165	101.86	540
Pirquitas (UG)(9)	Argentina	100%	79	444.50	1,129	2,555	287.67	23,627	2,634	292.33	24,756	1,080	206.86	7,186
San Luis (UG)(10)	Peru	100%	—	—	—	484	578.10	9,003	484	578.56	9,003	20	272.00	175
Pitarilla (OP)(11)	Mexico	100%	12,345	90.10	35,746	147,016	97.50	460,728	159,361	96.90	496,474	8,524	77.40	21,213
Pitarilla (UG)(12)	Mexico	100%	—	—	—	5,430	164.90	28,793	5,430	164.93	28,793	1,230	138.10	5,461
Amisk(13)	Canada	100%	—	—	—	43,976	5.30	7,531	43,976	5.33	7,531	49,985	3.50	5,550
			16,001	79.13	40,695	273,252	62.93	552,803	289,253	63.82	593,498	140,654	14.40	65,048
(1)Çöpler Mineral Resources include resources from Çöpler Mine, Cakmaktepe, Ardich and Bayramdere.
(2)Mineral Resources shown are SSR ownership share only. SSR Ownership is an average based on location of Mineral Resources (gold) relative to licenses: Çöpler and part of Ardich are on Anagold 80:20 ground on which SSR holds 80% rights, and Çakmaktepe, Bayramdere and the remainder of Ardich are on Kartaltepe 50:50 ground on which SSR holds 50% rights. Total ownership percentages are weighted averages.
(3)All Mineral Resources for Çöpler were assessed for reasonable prospects for eventual economic extraction by reporting only material that fell within conceptual pit shells ($1,400/oz for gold and $19.00/oz for silver for Bayramdere).
(4)Oxide definitions: At Çöpler: oxide is defined as material <2% total sulfur and sulfide material is ≥2% total sulfur. At Ardich and Çakmaktepe, oxide is comprised of low-sulfur (LS) oxide (<1% total sulfur) and high-sulfur oxide (≥1% and <2% total sulfur). At Bayramdere: oxide is defined as material <2% total sulfur.
(5)Sulfide definitions: At Ardich, sulfide is comprised of standard sulfide material (≥2% total sulfur) and sulfide-with-Cu material (sulfide with Cu>0.10%). There is no sulfide material at Çakmaktepe or Bayramdere.
(6)Mineral Resources are reported at the variable gold cut-off grades based on different metallurgical parameters: oxide cut-off grades 0.19-0.76 g/t gold, sulfide cut-off uses an NSR value in $/t based on gold price of $1,750/oz, silver price of $22.00/oz, and copper price of $3.95/lb with allowances for payability, deductions, transport, and royalties.
(7)Average silver recoveries are 16%.
(8)Chinchillas Mineral Resource are contained within a pit shell generated using an NSR cut-off of $33.20. Metallurgical recoveries vary based on the grade and on average are 98% for silver, 95% for lead, and 63% for zinc.
(9)Piriquitas UG Mineral Resources are reported using a silver metal price of $20.00/oz, $1.10/lb lead, and $1.30/lb zinc. The cut-off grade includes lead and zinc attributable metal and is calculated at $100/t. Metallurgical recoveries vary with grade and on average are 87% for silver, 50% for lead, and 85% for zinc.
(10)San Luis Mineral Resources are reported at silver price assumptions of $9.25/oz. The cut-off grade includes gold ounces and is 6.0 g/t gold equivalent. Gold process recovery is 90%.

(11)Pitarilla Open Pit Mineral Resources are reported at silver price assumptions of $20.00/oz, $1.10/lb for lead, and $1.30/lb for zinc. The cut-off grade includes attributable lead and zinc metal and the NSR cut-off values is $16.38 per tonnes (leach) or $16.40 per tonne flotation. Silver process recovery is 71.8%.
(12)Pitarilla UG Mineral Resources are reported at silver price of $20.00/oz,$1.10/lb for lead, and $1.30/lb for zinc. The cut-off grade includes attributable lead and zinc metal and the NSR cut-off values is $80 per tonne. Silver process recovery is 72%.
(13)Amisk Mineral Resources are reported at a cut-off grade that includes gold ounces and is 0.30 g/t gold equivalent. Silver process recovery is 80%.

Silver Resources as of December 31, 2020
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Çöpler (OP) (1)(2)(3)(4)(5)(6)(7)	Turkey	78%	4,563	0.20	29	55,424	2.99	5,334	59,987	2.78	5,363	58,224	1.30	2,442
Chinchillas (OP)(8)	Argentina	100%	378	85.89	1,043	14,077	69.52	31,463	14,455	69.95	32,507	21,836	49.82	34,974
Pirquitas (UG)(9)	Argentina	100%	79	444.50	1,129	2,555	287.70	23,627	2,634	292.37	24,756	1,080	206.86	7,185
San Luis (UG)(10)	Peru	100%	—	—	—	484	578.10	9,003	484	578.10	9,003	20	272.00	175
Pitarilla (OP)(11)	Mexico	100%	12,345	90.06	35,746	147,016	97.50	460,728	159,361	96.90	496,474	8,524	77.41	21,213
Pitarilla (UG)(12)	Mexico	100%	—	—	—	5,430	164.90	28,793	5,430	164.93	28,793	1,230	138.10	5,461
Amisk(13)	Canada	100%	—	—	—	43,976	5.30	7,531	43,976	5.30	7,531	49,985	3.45	5,550
			17,365	67.97	37,947	268,962	65.51	566,479	286,327	65.65	604,427	140,899	16.99	77,001
(1)Çöpler Mineral Resources include resources from Çöpler Mine, Cakmaktepe, Ardich and Bayramdere.
(2)All Mineral Resources for Çöpler were assessed for reasonable prospects for eventual economic extraction by reporting only material that fell within conceptual pit shells based on metal prices of $1,750/oz for gold ($1,400/oz for gold and $19.00/oz for silver for Bayramdere). The following parameters were used: gold metallurgical recoveries in oxide: Çöpler mine 62.3–78.4%, Çakmaktepe 38.0–80.0%, Ardich 40.0–73.0%, and Bayramdere 75.0%, and in sulfide: Çöpler 85.0%, and Ardich 82.9%; g cut-off grades in oxide: Çöpler 0.32–0.41 g/t gold, Çakmaktepe 0.36–0.76 g/t gold, Ardich 0.30–0.55 g/t gold, and Bayramdere 0.35–0.50 g/t gold, and in sulfide: Çöpler 0.73 g/t gold and Ardich 0.77 g/t gold, (there are no credits for silver or copper in the cut-off grade calculations); allowances have been made for royalty payable.
(3)At Çöpler, oxide is defined as material <2% total sulfur and sulfide material is ≥2% total sulfur.
(4)At Ardich and Çakmaktepe, low-sulfur (LS) oxide is defined as material with <1% total sulfur, high-sulfur (HS) oxide is material with ≥1% and <2% total sulfur, and sulfide material is ≥2% total sulfur.
(5)At Bayramdere, oxide is defined as material <2% total sulfur. There is no sulfide material at Bayramdere.
(6)Silver average recoveries are 9%.
(7)Çöpler Mineral Resources are located on ground held 80% by SSR, Çakmaktepe and Bayramdere Mineral Resources are located on ground held 50% by SSR, and approximately 96% of Ardich Mineral Resources are located on ground held 80% by SSR, with the remainder located on ground 50% held by SSR.
(8)Chinchillas Mineral Resources are calculated using a silver equivalent cut off value of 60.0g/t. The cut-off value includes lead and zinc attributable metal. Silver process recovery is 89%. Metal price assumption for resources are $20.00/oz silver.
(9)Piriquitas UG Mineral Resources are reported using a silver price of $20.00/oz. The cut-off grade includes lead and zinc attributable metal and is calculated at NSR $90-$100/t. Silver process recovery is 87%.
(10)San Luis Mineral Resources are reported using a silver price of $9.25/oz. The cut-off grade includes gold ounces and is 6.0 g/t gold equivalent. Gold process recovery is 90%
(11)Pitarilla Open Pit Mineral Resources are reported using a silver price of $20.00/oz. The cut-off grade includes attributable lead and zinc metal and the NSR cut-off values is $16.38 per tonnes (leach) or $16.40 per tonne flotation. Silver process recovery is 71.8%.

(12)Pitarilla UG Mineral Resources are reported using a silver price of $20.00/oz. The cut-off grade includes attributable lead and zinc metal and the NSR cut-off values is $80 per tonne. Silver process recovery is 72%.
(13)Amisk Mineral Resources are reported at a cut-off grade that includes gold ounces and is 0.30 g/t gold equivalent. Silver process recovery is 80%.

The following tables summarize the Company's estimated lead resources reflecting only the resources attributable to SSR Mining's ownership or economic interest as of December 31, 2021 and 2020 for each of its production and exploration assets:

Lead Resources December 31, 2021
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Tonnes	Grade	Lead
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)
Chinchillas (OP)(1)	Argentina	100%	1,110	0.86	21.0	4,904	0.88	95.6	6,013	0.88	116.6	165	0.48	1.8
Pirquitas (UG)(2)	Argentina	100%	79	0.20	0.3	2,555	0.02	1.1	2,634	0.03	1.4	1,080	—	0.1
Pitarilla (OP)(3)	Mexico	100%	12,345	0.70	190.0	147,016	0.32	1,040.4	159,361	0.35	1,230.4	8,524	0.18	32.9
Pitarilla (UG)(4)	Mexico	100%	—	—	—	5,430	0.68	81.4	5,430	0.68	81.4	1,230	0.89	24.1
			13,534	0.71	211.3	159,905	0.34	1,218.5	173,438	0.37	1,429.8	10,999	0.25	58.9
(1)Chinchillas Mineral Resource are contained within a pit shell generated using an NSR cut-off of $33.20. Metallurgical recoveries vary based on the grade and on average are 98% for silver, 95% for lead and 63% for zinc.
(2)Piriquitas UG Mineral Resources are contained within underground mining shapes based on an NSR cut-off on $90-$100/t are reported using a silver metal price of $20.00/oz, $1.10/lb for lead and $1.30/lb for zinc. Metallurgical recoveries vary with grade and on average are 87% for silver, 50% for lead, and 85% for zinc.
(3)Pitarilla Open Pit Mineral Resources are reported using a silver price of $20.00/oz, $1.10/lb for lead, and $1.30/lb for zinc. The cut-off grade includes silver and zinc metal and the NSR cut-off values is $16.38 per tonnes (leach) or $16.40 per tonne flotation. Lead process recovery is 68%.
(4)Pitarilla UG Mineral Resources are reported using a silver price of $20.00/oz, $1.10/lb for lead, and $1.30/lb for zinc. The cut-off grade includes silver and zinc metal and the NSR cut-off values is $80 per tonne. Lead process recovery is 68%.

Lead Resources December 31, 2020
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Tonnes	Grade	Lead
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)
Chinchillas (OP)(1)	Argentina	100%	378	0.62	5.1	14,077	0.79	243.9	14,455	0.78	249.0	21,836	0.55	263.4
Pirquitas (UG)(2)	Argentina	100%	79	0.20	0.3	2,555	0.02	1.1	2,634	0.03	1.4	1,080	—	0.1
Pitarilla (OP)(3)	Mexico	100%	12,345	0.70	190.0	147,016	0.32	1,040.4	159,361	0.35	1,230.4	8,524	0.18	32.9
Pitarilla (UG)(4)	Mexico	100%	—	—	—	5,430	0.68	81.4	5,430	0.68	81.4	1,230	0.89	24.1
			12,802	0.69	195.4	169,078	0.37	1,366.8	181,880	0.39	1,562.2	32,670	0.45	320.5
(1)Chinchillas Mineral Resources are calculated using a silver equivalent cut off value of 60.0 g/t that includes silver and zinc attributable metal. Lead process recovery is 93%. Metal price assumption for resources is $1.10/lb lead.
(2)Piriquitas UG Mineral Resources are reported using a lead price of $1.10/lb. The cut-off grade includes silver and zinc attributable metal and is calculated at NSR $90-$100/t. Lead process recovery is 50%.
(3)Pitarilla Open Pit Mineral Resources are reported using a lead price of $1.10/lb. The cut-off grade includes silver and zinc metal and the NSR cut-off values is $16.38 per tonnes (leach) or $16.40 per tonne flotation. Lead process recovery is 68%.
(4)Mineral Resources are reported using a lead price of $1.10/lb. The cut-off grade includes silver and zinc metal and the NSR cut-off values is $80 per tonne. Lead process recovery is 68%.

The following tables summarize the Company's estimated zinc resources reflecting only the resources attributable to SSR Mining's ownership or economic interest as of December 31, 2021 and 2020 for each of its production and exploration assets:

Zinc Resources as of December 31, 2021
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)
Chinchillas (OP)(1)	Argentina	100%	1,110	0.31	7.6	4,904	0.19	20.5	6,013	0.21	28.0	165	0.16	0.6
Pirquitas (UG)(2)	Argentina	100%	79	1.17	2.0	2,555	4.56	256.8	2,634	4.46	258.9	1,080	7.45	177.4
Pitarilla (OP)(3)	Mexico	100%	12,345	1.22	333.1	147,016	0.87	2,803.6	159,361	0.89	3,136.7	8,524	0.58	108.2
Pitarilla (UG)(4)	Mexico	100%	—	—	—	5,430	1.34	160.4	5,430	1.34	160.4	1,230	1.25	33.9
			13,534	1.15	342.7	159,904	0.92	3,241.3	173,438	0.94	3,584.0	10,999	1.32	320.1
(1)Chinchillas Mineral Resources are calculated using a NSR cut off value of $33.20 that includes silver and lead attributable metal. The average recovery is estimated to be 98% for silver, 93% for lead and 63% for zinc.
(2)Piriquitas UG Mineral Resources are contained within underground mining shapes based on an NSR cut-off on $90-$100/t are reported using a silver metal price of $20.00/oz, $1.10/lb for lead, and $1.30/lb for zinc. Metallurgical recoveries vary with grade and on average are 87% silver, 50% for lead, and 85% for zinc.
(3)Pitarilla Open Pit Mineral Resources are reported using a silver price of $20.00/oz, $1.10/lb for lead, and $1.30/lb for zinc. The cut-off grade includes silver and lead metal and the NSR cut-off values is $16.38 per tonnes (leach) or $16.40 per tonne flotation. Zinc process recovery is 72%.
(4)Pitarilla UG Mineral Resources are reported using a silver price of $20.00/oz, $1.10/lb for lead, and $1.30/lb for zinc. The cut-off grade includes silver and lead metal and the NSR cut-off values is $80 per tonne. Zinc process recovery is 72%.

Zinc Resources as of December 31, 2020
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)
Chinchillas (OP)(1)	Argentina	100%	378	0.66	5.5	14,077	0.77	238.5	14,455	0.77	244.0	21,836	0.83	400.0
Pirquitas (UG)(2)	Argentina	100%	79	1.17	2.0	2,555	4.56	256.8	2,634	4.46	258.8	1,080	7.45	177.4
Pitarilla (OP)(3)	Mexico	100%	12,345	1.22	333.1	147,016	0.87	2,803.6	159,361	0.89	3,136.7	8,524	0.58	108.2
Pitarilla (UG)(4)	Mexico	100%	—	—	—	5,430	1.34	160.4	5,430	1.34	160.4	1,230	1.25	33.9
			12,802	1.21	340.6	169,078	0.93	3,459.3	181,880	0.95	3,799.9	32,670	1.00	719.5
(1)Chinchillas Mineral Resources are calculated using a silver equivalent cut off value of 60.0 g/t that includes silver and lead attributable metal. Zinc process recovery is 81%. Metal price assumption for resources is $1.30/lb zinc.
(2)Piriquitas UG Mineral Resources are reported using a zinc price of $1.30/lb. The cut-off grade includes silver and lead attributable metal and is calculated at NSR $90-$100/t. Zinc process recovery is 85%. The project is currently undeveloped.
(3)Pitarilla Open Pit Mineral Resources are reported using a zinc price of $1.30/lb. The cut-off grade includes silver and lead metal and the NSR cut-off value is $16.38 per tonnes (leach) or $16.40 per tonne flotation. Zinc process recovery is 72%.
(4)Pitarilla UG Mineral Resources are reported using a zinc price of $1.30/lb. The cut-off grade includes silver and lead metal and the NSR cut-off value is $80 per tonne. Zinc process recovery is 72%.

The following tables summarize the Company's estimated copper resources reflecting only the resources attributable to SSR Mining's ownership or economic interest as of December 31, 2021 and 2020 for each of its production and exploration assets:

Copper Resources as of December 31, 2021
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Tonnes	Grade	Copper
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)
Çöpler (OP) (1)(2)(3)(4)(5)(6)(7)	Turkey	76%	2,467	0.02	1.0	68,887	0.16	238.0	71,354	0.15	239.0	79,650	0.13	228.0
			2,467	0.02	1.0	68,887	0.16	238.0	71,354	0.15	239.0	79,650	0.13	228.0
(1)Çöpler Mineral Resources include resources from Çöpler Mine, Cakmaktepe, Ardich and Bayramdere.
(2)Mineral Resources shown are SSR ownership share only. SSR Ownership is an average based on location of Mineral Resources (gold) relative to licenses: Çöpler and part of Ardich are on Anagold 80:20 ground on which SSR holds 80% rights, and Çakmaktepe, Bayramdere and the remainder of Ardich are on Kartaltepe 50:50 ground on which SSR holds 50% rights. Total ownership percentages are weighted averages.
(3)All Mineral Resources for Çöpler were assessed for reasonable prospects for eventual economic extraction by reporting only material that fell within conceptual pit shells ($1,400/oz for gold and $19.00/oz for silver for Bayramdere).
(4)Oxide definitions: At Çöpler, oxide is defined as material <2% total sulfur and sulfide material is ≥2% total sulfur. At Ardich and Çakmaktepe, oxide is comprised of low-sulfur (LS) oxide (<1% total sulfur) and high-sulfur oxide (≥1% and <2% total sulfur). At Bayramdere, oxide is defined as material <2% total sulfur.
(5)Sulfide definitions: At Ardich, sulfide is comprised of standard sulfide material (≥2% total sulfur) and sulfide-with-Cu material (sulfide with Cu>0.10%). There is no sulfide material at Çakmaktepe or Bayramdere.
(6)Mineral Resources are reported at the variable gold cut-off grades based on different metallurgical parameters: oxide cut-off grades 0.19-0.76 g/t gold, sulfide cut-off uses an NSR value in $/t based on a gold price of $1,750/oz, silver price of $22.00/oz, and copper price of $3.95/lb with allowances for payability, deductions, transport, and royalties.
(7)Copper oxide recoveries are 2% and sulphide recoveries are 65%.

Copper Resources as of December 31, 2020
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Tonnes	Grade	Copper
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)
Çöpler (OP) (1)(2)(3)(4)(5)(6)	Turkey	77%	4,563	—	0.2	55,424	0.04	48.0	59,987	0.04	48.0	58,224	0.06	76.0
			4,563	—	0.2	55,424	—	48.0	59,987	0.04	48.0	58,224	0.06	76.0
(1)Çöpler Mineral Resources include resources from Çöpler Mine, Cakmaktepe, Ardich and Bayramdere.
(2)All Mineral Resources for Çöpler were assessed for reasonable prospects for eventual economic extraction by reporting only material that fell within conceptual pit shells based on metal prices of $1,750/oz for gold ($1,400/oz for gold and $19.00/oz for silver for Bayramdere). The following parameters were used: gold metallurgical recoveries in oxide: Çöpler mine 62.3–78.4%, Çakmaktepe 38.0–80.0%, Ardich 40.0–73.0%, and Bayramdere 75.0%, and in sulfide: Çöpler 85.0%, and Ardich 82.9%; gold cut-off grades in oxide: Çöpler 0.32–0.41 g/t gold, Çakmaktepe 0.36–0.76 g/t gold, Ardich 0.30–0.55 g/t gold, and Bayramdere 0.35–0.50 g/t gold, and in sulfide: Çöpler 0.73 g/t gold and Ardich 0.77 g/t gold, (there are no credits for silver or copper in the cut-off grade calculations); allowances have been made for royalty payable.
(3)Çöpler Mineral Resources are located on ground held 80% by SSR, Çakmaktepe and Bayramdere Mineral Resources are located on ground held 50% by SSR, and approximately 96% of Ardich Mineral Resources are located on ground held 80% by SSR, with the remainder located on ground 50% held by SSR.
(4)At Ardich and Çakmaktepe, low-sulfur (LS) oxide is defined as material with <1% total sulfur, high-sulfur (HS) oxide is material with ≥1% and <2% total sulfur, and sulfide material is ≥2% total sulfur.
(5)At Bayramdere, oxide is defined as material <2% total sulfur. There is no sulfide material at Bayramdere.
(6)Copper oxide recoveries are 2% and sulphide recoveries are 65%.

Operating Statistics
The following tables summarize operating statistics related to production of our operations for the years ended December 31, 2021 and December 31, 2020:

	Year Ended December 31, 2021
	Çöpler	Marigold	Seabee	Puna
Gold produced (oz)	329,276	235,282	118,888	—
Gold sold (oz)	333,761	236,847	118,746	—
Silver produced ('000 oz)	—	—	—	8,010
Silver sold ('000 oz)	—	—	—	7,810
Lead produced ('000 lb)	—	—	—	37,695
Lead sold ('000 lb)	—	—	—	33,378
Zinc produced ('000 lb)	—	—	—	13,642
Zinc sold ('000 lb)	—	—	—	10,751

Ore mined (kt)	9,750	19,999	384	1,449
Waste removed (kt)	15,015	79,885	272	9,594
Total material mined (kt)	24,765	99,884	656	11,043

Ore stacked - oxide (kt)	1,786	19,999	—	—
Gold grade stacked - oxide (g/t)	1.24	0.41	—	—

Ore milled (kt)	2,325	—	382	1,643
Gold mill feed grade (g/t)	3.71	—	9.92	—
Gold recovery (%)	91.0	—	98.4	—
Silver mill feed grade (g/t)	—	—	—	158.00
Lead mill feed grade (%)	—	—	—	1.12
Zinc mill feed grade (%)	—	—	—	0.57
Silver recovery (%)	—	—	—	95.8
Lead recovery (%)	—	—	—	93.0
Zinc recovery (%)	—	—	—	65.6

	Year Ended December 31, 2020
	Çöpler (1)	Marigold	Seabee	Puna
Gold produced (oz)	102,616	234,443	81,686	—
Gold sold (oz)	108,283	229,892	75,600	—
Silver produced ('000 oz)	—	—	—	5,581
Silver sold ('000 oz)	—	—	—	4,411
Lead produced ('000 lb)	—	—	—	17,193
Lead sold ('000 lb)	—	—	—	14,179
Zinc produced ('000 lb)	—	—	—	6,988
Zinc sold ('000 lb)	—	—	—	5,111

Ore mined (kt)	2,535	23,556	256	817
Waste removed (kt)	5,573	62,038	219	4,879
Total material mined (kt)	8,108	85,594	475	5,696

Ore stacked - oxide (kt)	1,413	23,556	—	—
Gold grade stacked - oxide (g/t)	1.20	0.39	—	—

Ore milled (kt)	669	—	255	1,118
Gold mill feed grade (g/t)	3.62	—	10.10	—
Gold recovery (%)	91.0	—	98.4	—
Silver mill feed grade (g/t)	—	—	—	164.00
Lead mill feed grade (%)	—	—	—	0.77
Zinc mill feed grade (%)	—	—	—	0.51
Silver recovery (%)	—	—	—	94.6
Lead recovery (%)	—	—	—	90.2
Zinc recovery (%)	—	—	—	55.5
(1)The operating data presented in this column represents the period from September 16, 2020 to December 31, 2020, the period for which the Company was entitled to the economic benefits of Çöpler following the Company's acquisition of Alacer.

	Year Ended December 31, 2019
	Marigold	Seabee	Puna
Gold produced (oz)	220,227	112,137	—
Gold sold (oz)	226,823	104,527	—
Silver produced ('000 oz)	—	—	7,674
Silver sold ('000 oz)	—	—	7,204
Lead produced ('000 lb)	—	—	23,957
Lead sold ('000 lb)	—	—	22,886
Zinc produced ('000 lb)	—	—	8,392
Zinc sold ('000 lb)	—	—	11,794

Ore mined (kt)	25,676	345	1,443
Waste removed (kt)	48,364	260	10,839
Total material mined (kt)	74,040	605	12,282

Total ore stacked (kt)	25,676	—	—
Gold stacked grade (g/t)	0.40	—	—

Ore milled (kt)	—	334	1,394
Gold mill feed grade (g/t)	—	9.56	—
Gold mill recovery (%)	—	98.2	—
Silver mill feed grade (g/t)	—	—	184.00
Lead mill feed grade (%)	—	—	0.89
Zinc mill feed grade (%)	—	—	0.54
Silver mill recovery (%)	—	—	93.2
Lead mill recovery (%)	—	—	85.8
Zinc mill recovery (%)	—	—	49.2

PART IV
ITEM 15. EXHIBITS
3.    Exhibits. The following exhibits are filed or furnished, as indicated, herewith:

Exhibit Number
2.1	SSR Mining Inc. and Alacer Gold Corp. Arrangement Agreement dated May 10, 2020 (incorporated by reference to SSR Mining Inc.'s Current Report on Form 6-K filed with the SEC on May 21, 2020).
3.1	Memorandum, Articles and Certificate of Incorporation (incorporated by reference to Exhibit 1.1 to the Registrant’s Registration Statement on Form 20-F (File No. 0-26424), filed on July 13, 1995).
3.2
Notice of Articles and Articles filed under the Business Corporations Act (British Columbia) dated August 1, 2017 (incorporated by reference to SSR Mining Inc.’s Registration Statement on Form 8-A/A filed with the SEC on September 26, 2018).

4.1
Indenture, dated as of March 19, 2019, among SSR Mining Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to SSR Mining Inc.’s Current Report on Form 6-K filed with the SEC on March 27, 2019).

4.2	Form of Global 2.50% Convertible Senior Note due 2039 (incorporated by reference to SSR Mining Inc.’s Current Report on Form 6-K filed with the SEC on March 27, 2019).
4.3 +	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.4
Amended and Restated Shareholder Rights Plan Agreement, dated as of March 21, 2018, between SSR Mining and Computershare Investor Services Inc. (incorporated by reference to SSR Mining Inc.’s Registration Statement on Form 8-A/A filed with the SEC on September 26, 2018).

10.1 +
Credit Agreement, dated August 4, 2015, among Silver Standard Resources Inc., as the Borrower, and The Canadian Imperial Bank of Commerce, as the Sole Lead Arranger, Sole Bookrunner and Administrative Agent, Bank of Montreal and The Bank of Nova Scotia, as Lenders.

10.2 +
Amending Agreement No. 1 to Credit Agreement, dated May 31, 2016, among SSR Mining, as the Borrower, and The Canadian Imperial Bank of Commerce, as the Sole Lead Arranger, Sole Bookrunner and Administrative Agent, Bank of Montreal and The Bank of Nova Scotia, as Co-Syndication Agents, and Royal Bank of Canada and ING Capital LLC, as Lenders.

10.3 +
Amending Agreement No. 2 to Credit Agreement, dated June 8, 2017, among SSR Mining, as the Borrower, and The Canadian Imperial Bank of Commerce, as the Sole Lead Arranger, Sole Bookrunner and Administrative Agent, Bank of Montreal and The Bank of Nova Scotia, as Co-Syndication Agents, and Royal Bank of Canada and ING Capital LLC, as Lenders.

10.4 +
Amending Agreement No. 3 to Credit Agreement, dated January 21, 2020, among SSR Mining, as the Borrower, and The Canadian Imperial Bank of Commerce, as the Sole Lead Arranger, Sole Bookrunner and Administrative Agent, Bank of Montreal and The Bank of Nova Scotia, as Co-Syndication Agents, and Royal Bank of Canada and ING Capital LLC, as Lenders.

10.5 +
Amending Agreement No. 4 to Credit Agreement, dated June 3, 2020, among SSR Mining, as the Borrower, and The Canadian Imperial Bank of Commerce, as the Sole Lead Arranger, Sole Bookrunner and Administrative Agent, Bank of Montreal and The Bank of Nova Scotia, as Co-Syndication Agents, and Royal Bank of Canada and ING Capital LLC, as Lenders.

10.6 +
Amended and Restated Facility Agreement, dated Jun 16, 2016, among Anagold Madencilik Sanayi ve Ticaret A.S., as the Borrower, Alacer Gold Corp., Lidya Madencilik Sanayi ve Ticaret A.S., Alacer Gold Madencilik A.S., Banka Kombetare Tregtare SHA, Societe Generale, London Branch, BNP Paribas (Suisse) SA, ING Bank N.V. and Unicredit Bank Austria AG, each as a Mandated Lead Arranger, ING Bank N.V., as the Facility Agent and Security Holder, BNP Paribas (Suisse) SA, as Technical Agent, Societe Generale, London Branch, as Documentation Agent, the Financial Institutions party thereto as Hedge Providers, and the Financial Institutions party thereto as Financial Institutions.

10.7	SSR Mining Inc. 2021 Share Compensation Plan (incorporated by reference to SSR Mining Inc.’s Registration Statement on Form S-8 filed with the SEC on September 3, 2021).
10.8 *	SSR Mining Inc. Non-Employee Director’s Deferred Share Unit Plan.
10.9 *	SSR Mining Inc. 2020 Share Compensation Plan.
10.10 *	SSR Mining Inc. 2017 Share Compensation Plan.
10.11 *	Alacer Gold Corp. 2017 Restricted Stock Unit Plan.
10.12 *	Alacer Gold Corp. 2017 Performance Share Unit Plan.
10.13 +	Employment Agreement, dated October 1, 2020, between SSR Mining Inc. and Gregory Martin.
10.14 +	Termination of Employment Letter, dated February 26, 2021, between SSR Mining Inc. and Gregory Martin.
10.15 +	Employment Agreement, dated October 1, 2020, between SSR Mining Inc. and Rodney P. Antal.
10.16 +	Employment Agreement, dated October 1, 2020, between SSR Mining Inc. and Stewart Beckman.
10.17 +	Employment Agreement, dated October 1, 2020, between SSR Mining Inc. and F. Edward Farid.
10.18 +	Employment Agreement, dated October 1, 2020, between SSR Mining Inc. and Michael J. Sparks.
10.19 +	Employment Agreement, dated February 26, 2021, between SSR Mining Inc. and Alison White.
10.20 *	SSR Mining Inc. 2020 Share Compensation Plan Form Agreement for Restricted Share Units.
10.21 *	SSR Mining Inc. 2020 Share Compensation Plan Form Agreement for Performance Share Units.
10.22 *	Alacer Gold Corp. 2017 Restricted Stock Unit Plan Form Award Letter.
10.23 *	Alacer Gold Corp. 2017 Performance Share Unit Plan Form Award Letter.
21 +	Subsidiaries of SSR Mining Inc.
23.1 +	Consent of PricewaterhouseCoopers LLP.

23.2 +	Consent of Cengiz Demirci.
23.3 +	Consent of Gregory Gibson.
23.4 +	Consent of Bernard Peters.
23.5 +	Consent of Karthik Rathnam.
23.6 +	Consent of Sharron Sylvester.
23.7 +	Consent of OreWin Pty Ltd.
31.1 +++	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +++	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95 +	Mine Safety Information Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
96.1 +	Çöpler District Master Plan 2021 Technical Report Summary.
96.2 +	Marigold 2021 Technical Report Summary.
96.3 +	Seabee 2021 Technical Report Summary.
96.4 +	Puna 2021 Technical Report Summary.
101 +	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.
104 +++	Cover Page Interactive Data File (embedded within the Inline XBRL document).
+	Previously filed
++	Previously furnished
+++	Filed herewith
*	Indicates a previously filed management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SSR MINING INC. Registrant
Date: July 11, 2022	/s/ Rodney P. Antal
Name: Rodney P. Antal Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Rodney P. Antal	President, Chief Executive Officer and Director	July 11, 2022
Rodney P. Antal	(Principal Executive Officer)

/s/ Alison White	Executive Vice President, Chief Financial Officer	July 11, 2022
Alison White	(Principal Financial Officer)