Form 10-Q
period 2022-06-30
SSR MINING INC.
filed 2022-08-02
CIK 921638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
  ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
1

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes    ☒ No
There were 208,623,220 common shares outstanding on July 29, 2022.

2

PART I - FINANCIAL INFORMATION
SECOND QUARTER 2022 HIGHLIGHTS (dollars, except per share, per ounce and per pound amounts)
•Solid quarterly operating performance: Delivered second quarter production of 159,262 gold equivalent ounces, and first half production of 333,201 gold equivalent ounces.

•Strong financial results: Attributable net income in the second quarter was $58.5 million, or $0.27 per diluted share, and adjusted attributable net income was $66.8 million, or $0.30 per diluted share. For the six months ending June 30, 2022, operating cash flow was $95.0 million and free cash flow was $18.7 million. (1)

•Renewed commitment to peer-leading capital returns: On June 16, 2022, the Company announced a Normal Course Issuer Bid (“NCIB”) permitting SSR Mining to purchase for cancellation up to 10,600,000 common shares of the Company representing approximately 5.0% of SSR Mining’s total issued and outstanding common shares. At the end of the second quarter, the Company had repurchased a total of 797,842 of its outstanding common shares at an average share price of $18.38 per share. During the second quarter, the Board declared a quarterly cash dividend of $0.07 per share.

•Balance sheet reinforces business resiliency: At the end of the second quarter, the Company had a cash and cash equivalents balance of $938.6 million, after $35.6 million in scheduled debt repayments, $30.1 million in dividend payments to equity shareholders, $14.7 million in share repurchases, and $30.8 million in dividends to joint venture partners in the first half of 2022.

•Russell 1000® Index inclusion: On June 27, 2022, the Company was incorporated into the Russell 1000® Index as well as the broad-market Russell 3000® Index as part of the annual reconstitution of the Russell indexes. Russell indexes are widely used by investment managers and institutional investors for index funds and as benchmarks for active investment strategies. Approximately $12.0 trillion in assets are benchmarked against Russell’s US indexes. We believe the inclusion in these indexes is expected to increase the Company’s exposure in the investment community and provide an opportunity to expand our shareholder base.

•2021 ESG and Sustainability Report: On April 14, 2022, the Company published its fourth annual ESG and Sustainability Report. The report outlines the Company’s approach to sustainability across a range of areas, including health & safety, environment, communities and diversity, as well as summarizes our 2021 ESG performance.

•Completed the sale of the Pitarrilla project: Subsequent to the quarter, on July 6, 2022 the Company announced the closing of the sale of the Pitarrilla project to Endeavour Silver Corp. (“Endeavour Silver”) following receipt of all required regulatory approvals and customary closing conditions. As consideration for the sale, the Company received $35.0 million in cash, $35.0 million in shares of Endeavour Silver, and a 1.25% net smelter return royalty on the Pitarrilla property. The sale was originally announced on January 13, 2022.

•Closed the acquisition of Taiga Gold Corp.: On April 14, 2022, the Company completed the acquisition to acquire all of the issued and outstanding shares of Taiga Gold Corp. (CSE: TGC) (“Taiga Gold”) at a price of CAD $0.265 per Taiga Gold share, representing an aggregate consideration of approximately $24.5 million. The transaction materially expands the Company’s presence in Saskatchewan, Canada, a core jurisdiction, by adding five new properties, covering over 29,100 hectares, which provide new exploration targets stretching south from the Seabee mine to the Company’s 100%-owned Amisk property. Further, the acquisition consolidates a 100% interest in the Fisher property contiguous to the Seabee mine. The Company will leverage its existing teams and infrastructure to advance the exploration of these assets. The Company’s Saskatchewan assets now cover an area of approximately 131,150 hectares.

•Çöpler temporarily suspended: At the end of the second quarter, Türkiye’s Ministry of Environment, Urbanization and Climate Change (“Ministry of Environment”) temporarily suspended operations pending implementation of the required improvement initiatives. The Company has completed these initiatives under the oversight of the Ministry of Environment, and after inspection and verification by the Regulators, the Company will move towards obtaining the approvals to restart operations during the third quarter of 2022.

(1) Free cash flow, adjusted attributable net income, and adjusted attributable net income per diluted share are non-GAAP financial measures. For explanations of these measures and reconciliations to the most comparable financial measure calculated under U.S. GAAP, please see the discussion under "Non-GAAP Financial Measures" in Part I, Item 2, Management’s Discussion and Analysis herein.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SSR Mining Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$319,583	$376,950	$675,029	$743,434
Operating Costs and Expenses:
Production costs	164,928	166,946	318,448	328,809
Depreciation, depletion, and amortization	53,848	55,993	112,590	109,772
General and administrative expense	19,468	15,208	35,707	22,967
Exploration, evaluation, and reclamation costs	11,244	11,848	21,102	21,252
Impairment of long-lived and other assets	—	22,345	—	22,349
Transaction, integration, and SEC conversion expense	—	894	1,217	5,386
Operating income	70,095	103,716	185,965	232,899
Other income (expense):
Interest expense	(4,273)	(4,891)	(8,568)	(9,835)
Other income (expense)	(2,395)	(182)	(2,762)	(1,793)
Foreign exchange gain (loss)	(4,869)	(930)	(8,156)	(1,309)
Total other income (expense)	(11,537)	(6,003)	(19,486)	(12,937)
Income before income and mining taxes	58,558	97,713	166,479	219,962
Income and mining tax benefit (expense)	8,979	(19,578)	(22,583)	(13,198)
Equity income (loss) of affiliates	(18)	(343)	(271)	(1,521)
Net income	67,519	77,792	143,625	205,243
Net loss (income) attributable to non-controlling interest	(9,031)	(3,073)	(17,574)	(21,664)
Net income attributable to SSR Mining shareholders	$58,488	$74,719	$126,051	$183,579

Net income per share attributable to SSR Mining shareholders
Basic	$0.28	$0.34	$0.59	$0.84
Diluted	$0.27	$0.33	$0.57	$0.81

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$143,625	$205,243
Adjustments for:
Depreciation, depletion, and amortization	112,590	109,772
Amortization of debt discount	475	461
Reclamation costs	2,622	2,410
Deferred income taxes	(41,899)	(35,818)
Stock-based compensation	6,158	3,231
Equity pickup on investments in joint ventures	271	1,521
Unrealized loss (gain) on derivative instruments	(116)	(4,687)
Change in fair value of marketable securities	3,799	1,947
Non-cash fair value adjustment on acquired inventories	7,503	32,044
Loss (gain) on sale of mineral properties, plant and equipment	1,341	(1,614)
Impairment of long-lived and other assets	—	22,349
Net change in operating assets and liabilities	(141,344)	(73,603)
Net cash provided by operating activities	95,025	263,256

Investing activities
Additions to mineral properties, plant and equipment	(76,330)	(93,247)
Purchases of marketable securities	(2,603)	—
Proceeds from sale of marketable securities	12,830	4,592
Proceeds from repayment of note receivable	8,358	—
Proceeds from sale of mineral properties, plant and equipment	—	2,500
Other investing activities	—	(295)
Net cash used in investing activities	(57,745)	(86,450)

Financing activities
Repayment of debt, principal	(35,568)	(35,000)
Repurchase of common shares	(14,667)	(70,254)
Proceeds from exercise of stock options	2,628	3,600
Principal payments on finance leases	(8,203)	(4,017)
Non-controlling interest dividend	(30,773)	(38,084)
Dividends paid	(30,100)	(21,966)
Other financing activities	—	(1,114)
Net cash used in financing activities	(116,683)	(166,835)
Effect of foreign exchange rate changes on cash and cash equivalents	524	(247)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(78,879)	9,724
Cash, cash equivalents, and restricted cash beginning of period	1,052,865	895,921
Cash, cash equivalents, and restricted cash end of period	$973,986	$905,645

SSR Mining Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$938,599	$870,352
Restricted cash	35,387	35,293
Total cash, cash equivalents, and restricted cash	$973,986	$905,645

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$938,599	$1,017,562
Marketable securities	25,946	40,431
Trade and other receivables	123,096	121,356
Inventories	437,980	389,416
Prepaids and other current assets	18,427	31,549
Assets held for sale	63,443	—
Total current assets	1,607,491	1,600,314

Mineral properties, plant and equipment, net	3,186,953	3,249,764
Inventories	219,780	221,617
Restricted cash	35,387	35,303
Equity method investments	4,647	4,918
Goodwill	49,786	49,786
Deferred income tax assets	6,729	8,501
Other non-current assets	57,178	41,235
Total assets	$5,167,951	$5,211,438

LIABILITIES
Accounts payable	$41,755	$34,844
Accrued liabilities and other	103,016	165,108
Finance lease liabilities	3,810	12,439
Current portion of debt	70,924	71,491
Liabilities held for sale	6,923	—
Total current liabilities	226,428	283,882

Debt	261,009	295,493
Finance lease liabilities	104,395	105,965
Reclamation liabilities	138,864	122,660
Deferred income tax liabilities	289,347	338,788
Other non-current liabilities	22,775	12,133
Total liabilities	1,042,818	1,158,921

EQUITY
Common shares – unlimited authorized common shares with no par value; 211,842 and 211,879 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3,133,009	3,140,189
Retained earnings (deficit)	490,662	397,667
SSR Mining’s shareholders’ equity	3,623,671	3,537,856
Non-controlling interest	501,462	514,661
Total equity	4,125,133	4,052,517
Total liabilities and equity	$5,167,951	$5,211,438
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Common shares
	Number of shares	Amount	Retained earnings (accumulated deficit)	Total equity attributable to equity holders of SSR Mining	Non-controlling interest	Total equity
Balance as of December 31, 2021	211,879	$3,140,189	$397,667	$3,537,856	$514,661	$4,052,517
Exercise of stock options	166	2,433	—	2,433	—	2,433
Settlement of restricted share units (RSUs)	512	—	—	—	—	—
Equity-settled stock-based compensation	—	823	—	823	—	823
Dividends declared to equity holders of SSR Mining	—	—	(15,015)	(15,015)	—	(15,015)
Dividends paid to non-controlling interest	—	—	—	—	(30,773)	(30,773)
Net income (loss)	—	—	67,563	67,563	8,543	76,106
Balance as of March 31, 2022	212,557	$3,143,445	$450,215	$3,593,660	$492,431	$4,086,091
Repurchase of common shares	(798)	(11,711)	(2,956)	(14,667)	—	(14,667)
Exercise of stock options	14	242	—	242	—	242
Settlement of RSUs	69	—	—	—	—	—
Equity-settled stock-based compensation	—	1,033	—	1,033	—	1,033
Dividends paid to equity holders of SSR Mining	—	—	(15,085)	(15,085)	—	(15,085)
Net income (loss)	—	—	58,488	58,488	9,031	67,519
Balance as of June 30, 2022	211,842	$3,133,009	$490,662	$3,623,671	$501,462	$4,125,133

SSR Mining Inc.
Condensed Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Common shares
	Number of shares	Amount	Retained earnings (accumulated deficit)	Total equity attributable to equity holders of SSR Mining	Non-controlling interest	Total equity	Contingently redeemable shares
Balance as of December 31, 2020	219,607	$3,242,821	$92,077	$3,334,898	$512,279	$3,847,177	$3,311
Exercise of stock options	364	2,750	—	2,750	—	2,750	—
Settlement of RSUs and PSUs	92	89	—	89	—	89	—
Equity-settled stock-based compensation	—	1,037	—	1,037	—	1,037	—
Transfer of cash-settled RSUs	—	8,802	—	8,802	—	8,802	—
Reclassification of contingently redeemable shares	—	3,311	—	3,311	—	3,311	(3,311)
Dividends paid to equity holders of SSR Mining	—	—	(10,992)	(10,992)	—	(10,992)	—
Dividends paid to non-controlling interest	—	—	—	—	(38,084)	(38,084)	—
Other	—	—	(18)	(18)	—	(18)	—
Net income (loss)	—	—	108,861	108,861	18,590	127,451	—
Balance as of March 31, 2021	220,063	$3,258,810	$189,928	$3,448,738	$492,785	$3,941,523	$—
Repurchase of common shares	(4,000)	(58,654)	(11,600)	(70,254)	—	(70,254)	—
Exercise of stock options	79	850	—	850	—	850	—
Settlement of RSUs	157	406	—	406	—	406	—
Equity-settled stock-based compensation	—	1,594	—	1,594	—	1,594	—
Dividends paid to equity holders of SSR Mining	—	—	(10,974)	(10,974)	—	(10,974)	—
Other	—	—	(204)	(204)	—	(204)	—
Net income (loss)	—	—	74,719	74,719	3,073	77,792	—
Balance as of June 30, 2021	216,299	$3,203,006	$241,869	$3,444,875	$495,858	$3,940,733	$—
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
SSR Mining is a precious metals mining company with four producing assets located in the United States, Türkiye, Canada and Argentina. The Company is principally engaged in the operation, acquisition, exploration and development of precious metal resource properties located in Türkiye and the Americas. The Company produces gold doré as well as copper, silver, lead and zinc concentrates. The Company’s diversified asset portfolio is comprised of high-margin, long-life assets located in some of the world's most prolific metal districts.The Company’s focus is on safe, profitable gold and silver production from its Çöpler Gold Mine ("Çöpler") in Erzincan, Türkiye, Marigold mine ("Marigold") in Nevada, USA, Seabee Gold Operation ("Seabee") in Saskatchewan, Canada, and Puna Operations ("Puna") in Jujuy, Argentina, and to advance, as market and project conditions permit, its principal development projects towards development and commercial production.

In December 2021, Türkiye began the move to change its internationally recognized official name in English from Turkey to Türkiye. In June 2022, the United Nations announced it would recognize the new name. The Company is pleased to adopt the new name.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Risks and Uncertainties
As a mining company, the revenue, profitability and future rate of growth of the Company are substantially dependent on the prevailing prices for gold, silver, zinc and lead. The prices of these metals are volatile and affected by many factors beyond the Company’s control, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and the quantities of reserves that the Company can economically produce. The carrying value of the Company’s Mineral properties, plant and equipment; Inventories; Deferred income tax assets; and Goodwill are sensitive to the outlook for commodity prices. A decline in the Company’s price outlook could result in material impairment charges related to these assets.
Basis of presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States. Therefore, this information should be read in conjunction with SSR Mining Inc.’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 23, 2022. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. The results for the six month period ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
Reclassifications
Certain amounts and disclosures in prior years have been reclassified to conform to the current year presentation.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
3.ACQUISITIONS AND DIVESTITURES
On April 14, 2022, the Company completed the purchase of all the issued and outstanding common shares of Taiga Gold Corporation (“Taiga Gold”) at a price of CAD $0.265 per Taiga Gold share. The total purchase price consideration of $24.8 million was comprised of $24.5 million in cash paid to acquire the common shares of Taiga Gold and transaction costs totaling $0.3 million. Taiga Gold holds exploration and evaluation stage resource assets in Saskatchewan, Canada in proximity to the Company’s Seabee mine and Fisher Project. The assets are included in the Seabee mine operating segment.
The acquisition was accounted for as an asset acquisition and the following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date (in thousands):

	April 14, 2022
Cash and cash equivalents	$	4,741
Exploration and evaluation assets		27,769
Accounts payable		(90)
Accrued liabilities and other		(85)
Deferred tax liability		(7,497)
Net assets acquired	$	24,838

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4.OPERATING SEGMENTS
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
The following tables provide a summary of financial information related to the Company's segments (in thousands):

	Three Months Ended June 30, 2022
	Çöpler	Marigold	Seabee	Puna	Exploration, evaluation and development properties(2)	Corporate and other (1)	Total
Revenue	$108,743	$85,425	$79,110	$46,305	$—	$—	$319,583
Production costs	$63,095	$50,422	$19,015	$32,396	$—	$—	$164,928
Depletion, depreciation, and amortization	$27,081	$8,395	$14,370	$4,002	$—	$—	$53,848
Exploration, evaluation, and reclamation costs	$643	$1,045	$2,972	$2,131	$4,605	$(152)	$11,244
Transaction, integration, and SEC conversion expense	$—	$—	$—	$—	$—	$—	$—
Impairment of long-lived and other assets	$—	$—	$—	$—	$—	$—	$—
Operating income	$17,194	$25,563	$42,745	$7,763	$(4,608)	$(18,562)	$70,095
Capital expenditures	$3,915	$15,331	$8,852	$2,262	$—	$—	$30,360
Total assets as of June 30, 2022	$2,139,413	$599,062	$583,523	$302,529	$934,861	$608,563	$5,167,951
(1) Corporate and other consists of business activities that are not included within the reportable segments and provided for reconciliation purposes.

(2) The Company entered into an agreement on January 12, 2022 to sell its Pitarrilla project. The assets related to the Pitarrilla project are classified as Current assets held for sale on the Condensed Consolidated Balance Sheets as of June 30, 2022. Refer to Note 18 for further information.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30, 2021
	Çöpler	Marigold	Seabee	Puna	Exploration, evaluation and development properties	Corporate and other (1)	Total
Revenue	$140,654	$109,533	$67,127	$59,636	$—	$—	$376,950
Production costs	$69,737	$51,590	$15,467	$30,152	$—	$—	$166,946
Depletion, depreciation, and amortization	$29,365	$8,481	$12,525	$5,622	$—	$—	$55,993
Exploration, evaluation, and reclamation costs	$3,589	$935	$3,483	$441	$3,238	$162	$11,848
Transaction, integration, and SEC conversion expense	$—	$—	$—	$—	$—	$894	$894
Impairment of long-lived and other assets	$—	$—	$—	$—	$22,345	$—	$22,345
Operating income	$37,108	$48,527	$35,534	$22,884	$(25,587)	$(14,750)	$103,716
Capital expenditures	$10,719	$11,873	$9,128	$2,245	$—	$—	$33,965
Total assets as of June 30, 2021	$2,305,611	$523,421	$458,067	$270,705	$999,930	$596,175	$5,153,909

(1) Corporate and other consists of business activities that are not included within the reportable segments and provided for reconciliation purposes.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended June 30, 2022
	Çöpler	Marigold	Seabee	Puna	Exploration, evaluation and development properties(2)	Corporate and other (1)	Total
Revenue	$246,150	$154,318	$169,967	$104,594	$—	$—	$675,029
Production costs	$125,679	$89,157	$35,425	$68,187	$—	$—	$318,448
Depletion, depreciation, and amortization	$57,594	$15,283	$29,749	$9,964	$—	$—	$112,590
Exploration, evaluation, and reclamation costs	$1,692	$1,788	$5,346	$2,612	$8,857	$807	$21,102
Transaction, integration, and SEC conversion expense	$—	$—	$—	$—	$—	$1,217	$1,217
Impairment of long-lived and other assets	$—	$—	$—	$—	$—	$—	$—
Operating income (loss)	$59,731	$48,089	$99,436	$23,669	$(8,858)	$(36,102)	$185,965
Capital expenditures	$10,786	$33,566	$21,766	$4,475	$—	$—	$70,593
Total assets as of June 30, 2022	$2,139,413	$599,062	$583,523	$302,529	$934,861	$608,563	$5,167,951
(1) Corporate and other consists of business activities that are not included within the reportable segments and provided for reconciliation purposes.

(2) The Company entered into an agreement on January 12, 2022 to sell its Pitarrilla project. The assets related to the Pitarrilla project are classified as Current assets held for sale on the Condensed Consolidated Balance Sheets as of June 30, 2022. Refer to Note 18 for further information.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended June 30, 2021
	Çöpler	Marigold	Seabee	Puna	Exploration, evaluation and development properties	Corporate and other (1)	Total
Revenue	$292,176	$225,506	$112,834	$112,918	$—	$—	$743,434
Production costs	$136,154	$105,301	$32,028	$55,326	$—	$—	$328,809
Depletion, depreciation, and amortization	$59,943	$17,415	$22,122	$10,292	$—	$—	$109,772
Exploration, evaluation, and reclamation costs	$6,657	$1,693	$6,356	$866	$5,276	$404	$21,252
Transaction, integration, and SEC conversion expense	$—	$—	$—	$—	$—	$5,386	$5,386
Impairment of long-lived and other assets	$—	$—	$—	$—	$22,349	$—	$22,349
Operating income (loss)	$84,866	$101,200	$52,301	$44,812	$(27,625)	$(22,655)	$232,899
Capital expenditures	$19,754	$35,286	$22,567	$5,521	$—	$—	$83,128
Total assets as of June 30, 2021	$2,305,611	$523,421	$458,067	$270,705	$999,930	$596,175	$5,153,909

(1) Corporate and other consists of business activities that are not included within the reportable segments and provided for reconciliation purposes.

Geographic Area

The following are non-current assets, excluding Goodwill, Restricted cash and Deferred income taxes, by location as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Türkiye	$2,724,071	$2,744,707
Canada	315,400	292,264
United States	312,463	307,857
Argentina	122,276	123,834
Mexico	573	48,345
Peru	504	527
Total	$3,475,287	$3,517,534

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following is revenue information by geographic area based on the location for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Türkiye	$108,743	$140,654	$246,150	$292,176
Canada	79,110	67,127	169,967	112,834
United States	85,425	109,533	154,318	225,506
Argentina	46,305	59,636	104,594	112,918
Total	$319,583	$376,950	$675,029	$743,434
5.REVENUE

The following table represents revenues by product (in thousands):

	Three Months Ended June 30,
	2022	2021
Gold doré sales
Çöpler	$107,999	$140,654
Marigold	85,403	109,509
Seabee	79,069	67,097
Concentrate sales
Puna	47,055	58,979
Other (1)
Çöpler	744	—
Marigold	22	24
Seabee	41	30
Puna	(750)	657
Total	$319,583	$376,950

	Six Months Ended June 30,
	2022	2021
Gold doré sales
Çöpler	$243,943	$292,176
Marigold	154,255	225,446
Seabee	169,890	112,772
Concentrate sales
Puna	101,186	112,907
Other (1)
Çöpler	2,207	—
Marigold	63	60
Seabee	77	62
Puna	3,408	11
Total	$675,029	$743,434
(1) Other revenue includes: changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Revenue by metal
Revenue by metal type for the three and six months ended June 30 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gold	$272,471	$317,260	$568,088	$630,394
Silver	38,739	47,327	72,703	95,340
Lead	6,170	8,170	20,028	13,340
Zinc	2,146	3,482	8,455	4,227
Other	57	711	5,755	133
Total	$319,583	$376,950	$675,029	$743,434
Provisional metal sales
For the three months ended June 30, 2022 and 2021, the change in the fair value of the Company's embedded derivatives relating to provisional concentrate metal sales was an increase (decrease) of $(3.0) million and $0.9 million, respectively, and for the six months ended June 30, 2022 and 2021, was an increase of $1.3 million and $0.3 million, respectively. The changes in fair value have been recorded in Revenue.
At June 30, 2022, the Company had silver sales of 3.47 million ounces at an average price of $23.18 per ounce, zinc sales of 2.31 million pounds at an average price of $1.50 per pound, and lead sales of 18.81 million pounds at an average price of $0.98 per pound, subject to final pricing over the next several months.
6.INCOME AND MINING TAXES
The Company’s consolidated effective income tax rate was 13.6% for the first six months of 2022 compared to 6.0% for the first six months of 2021. The primary driver of the change in the effective rate is foreign currency fluctuations, particularly with the devaluation of the Turkish Lira relative to the USD, as well as changes in book income in foreign jurisdictions with varying tax rates. The Company’s statutory tax rate for the period is 27.0%. The effective rate differs from the statutory rate primarily due to foreign exchange and jurisdictional mix of earnings with different tax rates.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7.OTHER INCOME (EXPENSE)
The following table includes the components of Other income (expense):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$2,234	$495	$3,799	$965
Gain (loss) on marketable securities	(2,876)	(1,362)	(3,799)	(1,947)
Gain (loss) on sale of mineral properties, plant, and equipment	(757)	1,636	(1,341)	1,614
Other	(996)	(951)	(1,421)	(2,425)
Total	$(2,395)	$(182)	$(2,762)	$(1,793)
8.INCOME PER SHARE
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The calculations of basic and diluted net income per share attributable to stockholders of the Company for the three and six months ended June 30, 2022 and 2021 are based on the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$67,519	$77,792	$143,625	$205,243
Net (income) loss attributable to non-controlling interest	(9,031)	(3,073)	(17,574)	(21,664)
Net income attributable to shareholders of SSR Mining	58,488	74,719	126,051	183,579
Interest saving on convertible notes, net of tax	1,230	1,259	2,446	3,136
Net income used in the calculation of diluted net income per share	$59,718	$75,978	$128,497	$186,715

Weighted average number of common shares issued	212,600	219,030	212,512	219,409
Adjustments for dilutive instruments:
Stock options	7	133	6	130
Restricted share units	110	62	91	59
Convertible notes	12,367	12,164	12,353	12,152
Diluted weighted average number of shares outstanding	225,084	231,389	224,962	231,750

Net income per share attributable to common shareholders
Basic	$0.28	$0.34	$0.59	$0.84
Diluted	$0.27	$0.33	$0.57	$0.81

9.FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring (at least annually) and nonrecurring basis by level within the fair value hierarchy (in thousands):

	Fair value at June 30, 2022
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Cash	$938,599	$—	$—	$938,599
Restricted cash	35,387	—	—	35,387
Marketable securities	33,203	—	—	33,203
Trade receivables	—	73,457	—	73,457
Derivative asset	—	1,103	—	1,103
Deferred consideration	—	—	23,463	23,463
	$1,007,189	$74,560	$23,463	$1,105,212

	Fair value at December 31, 2021
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Cash	$1,017,562	$—	$—	$1,017,562
Restricted cash	35,303	—	—	35,303
Marketable securities	46,923	—	—	46,923
Trade receivables	—	72,634	—	72,634
Derivative asset	—	987	—	987
Deferred consideration	—	—	22,610	22,610
	$1,099,788	$73,621	$22,610	$1,196,019
(1)Marketable securities of publicly quoted companies, consisting of investments, are valued using a market approach based upon unadjusted quoted prices in an active market obtained from securities exchanges.
(2)The Company manages a portion of its exposure to fluctuation in diesel prices and foreign currency exchange rates through hedges. The Company’s derivative asset and liabilities are valued using pricing models with inputs derived from observable market data, including quoted prices in active markets. The Company’s provisional metal sales contracts, included in Trade and other receivables in the Consolidated Balance Sheets, are valued using inputs derived from observable market data, including quoted commodity forward prices. The inputs do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
(3)Certain items of deferred consideration are included in Level 3, as certain assumptions used in the calculation of the fair value are not based on observable market data. Deferred consideration is included in Other non-current assets in the Consolidated Balance Sheets.
The following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value using significant unobservable inputs (Level 3) in the consolidated financial statements (in thousands):

	Six Months Ended June 30,
	2022	2021
Balance as of January 1	$22,610	$21,460
Revaluations	853	406
Acquisition of deferred consideration	—	480
Balance as of June 30	$23,463	$22,346

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Fair values of financial assets and liabilities not already measured at fair value
The fair value of the 2019 Notes and Term Loan as compared to the carrying amounts were as follows (in thousands):

		June 30, 2022		December 31, 2021
	Level	Carrying amount	Fair value	Carrying amount	Fair value
2019 Notes (1)	1	$226,009	$261,740	$225,534	$286,207
Term Loan (2)	2	105,000	107,932	140,000	144,871
Total borrowings		$331,009	$369,672	$365,534	$431,078
(1) The fair value disclosed for the Company's 2019 Notes is included in Level 1 as the basis of valuation uses a quoted price in an active market.
(2) The fair value disclosed for the Company's Term Loan is included in Level 2 as the fair value is determined by an independent third-party pricing source.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
10.TRADE AND OTHER RECEIVABLES
Trade and other receivables was composed of the following (in thousands):

	June 30, 2022	December 31, 2021
Trade receivables	$74,833	$86,124
Value added tax receivables	22,111	20,723
Income tax receivable	15,829	9,374
Other taxes receivable	4,037	1,866
Other	6,286	3,269
Total	$123,096	$121,356
No provision for credit loss was recognized as of June 30, 2022 or December 31, 2021. All trade receivables are expected to be settled within twelve months.

11.INVENTORIES
The components of Inventories for the periods ended June 30, 2022 and December 31, 2021 are as follows (in thousands):

	June 30, 2022	December 31, 2021
Materials and supplies	$103,332	$79,372
Stockpiled ore	35,095	27,589
Leach pad inventory	275,196	243,627
Work-in-process	8,402	4,951
Finished goods	15,955	33,877
Total current inventories	$437,980	$389,416

Stockpiled ore	218,355	220,324
Materials and supplies	1,425	1,293
Total non-current inventories	$219,780	$221,617

12.MINERAL PROPERTIES, PLANT AND EQUIPMENT, NET
The components of Mineral properties, plant and equipment, net are as follows (in thousands):

	June 30, 2022	December 31, 2021
Plant and equipment (1)	$1,755,715	$1,762,833
Construction in process	59,304	36,841
Mineral properties subject to depletion	1,397,838	1,331,615
Mineral properties not yet subject to depletion	662,063	141,629
Exploration and evaluation assets	348,914	927,176
Total mineral properties, plant, and equipment	4,223,834	4,200,094
Accumulated depreciation, plant and equipment	(575,939)	(529,635)
Accumulated depreciation, mineral properties	(460,942)	(420,695)
Mineral properties, plant, and equipment, net	$3,186,953	$3,249,764
(1) As of June 30, 2022 and December 31, 2021, plant and equipment includes finance lease right-of-use assets with a carrying amount of $104.4 million and $114.9 million, respectively.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
No impairment was recognized for the three and six months ended June 30, 2022. During the three month period ended June 30, 2021, the Company recognized an impairment loss of $22.3 million as a result of the agreement entered into subsequent to June 30, 2021 to sell a portfolio of royalty interests and deferred payments (the “Royalty Sales Agreement”) to EMX Royalty Corporation (“EMX”). For the purposes of impairment assessment and measuring the impairment loss, all of the assets within the portfolio have been grouped as one disposal group (the “Royalty Portfolio”). The impairment loss recognized was calculated based on the difference between the estimated fair value of the Royalty Portfolio and its carrying amount prior to the impairment. The fair value of the Royalty Portfolio was estimated based on the fair value of each of the components of the consideration included in the Royalty Sales Agreement. The $22.3 million impairment loss was recognized in the Company's Exploration, evaluation and development properties segment.

13.ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other are comprised of the following items (in thousands):

	June 30, 2022	December 31, 2021
Accrued liabilities	$51,800	$51,544
Royalties payable	16,833	32,383
Stock-based compensation liabilities	13,448	22,652
Income taxes payable	16,006	52,206
Lease liabilities	1,870	2,238
Other	3,059	4,085
Total accrued liabilities and other	$103,016	$165,108

14.DEBT
The following tables summarize the Company’s debt balances (in thousands):

	June 30, 2022	December 31, 2021
2019 Notes (1)	$226,009	$225,534
Term Loan	105,000	140,000
Other	924	1,450
Total carrying amount	$331,933	$366,984

Current Portion	$70,924	$71,491
Non-Current Portion	$261,009	$295,493
(1) Amount is net of discount and debt issuance costs of $4.0 million and $4.5 million, respectively.

Convertible Debt

2019 Notes

On March 19, 2019, the Company issued $230.0 million of 2.50% convertible senior notes due in 2039 (the “2019 Notes”) for net proceeds of $222.9 million after payment of commissions and expenses related to the offering of $7.1 million. The 2019 Notes mature on April 1, 2039 and bear an interest rate of 2.50% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. The 2019 Notes are convertible into the Company's common shares at a fixed conversion rate, subject to certain anti-dilution adjustments. In addition, if certain fundamental changes occur, holders of the 2019 Notes may be entitled to an increased conversion rate. The 2019 Notes are convertible into the Company's common shares at a conversion rate of 54.7810 common shares per $1,000 principal amount of 2019 Notes converted, representing an initial conversion price of $18.25 per common share.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Term Loan
On September 16, 2020, in connection with the acquisition of the Çöpler mine, the Company assumed a term loan (the "Term Loan"), with a fair value of $245.0 million as of the date of acquisition, with a syndicate of lenders (BNP Paribas (Suisse) SA, ING Bank NV, Societe Generale Corporate & Investment Banking and UniCredit S.P.A.). The Term Loan bears interest at the London Inter-bank Offered Rate ("LIBOR") plus a fixed interest rate margin in the range of 3.50% to 3.70% depending on the tranche. The Term Loan has no mandatory hedging or cash sweep requirements, no prepayment penalties, and final repayment is scheduled in the fourth quarter of 2023.
Restricted cash accounts must be maintained while the Term Loan is outstanding. As of June 30, 2022 and December 31, 2021, $32.9 million and $32.9 million of restricted cash relates to the Term Loan, respectively. Restricted cash is not available for use within one year and is classified as a non-current asset in the Consolidated Balance Sheets.
Amended Credit Facility
On June 7, 2021, the Company amended its existing credit agreement to extend the maturity of the Credit Facility to June 8, 2025 and increase the Credit Facility to $200.0 million with a $100.0 million accordion feature (the "Amended Credit Facility"). Amounts drawn under the Amended Credit Facility are subject to variable interest rates at LIBOR plus an applicable margin ranging from 2% to 3%, based on the Company's net leverage ratio. As of June 30, 2022, the Company was in compliance with its covenants. As of June 30, 2022, no borrowings were outstanding on the Amended Credit Facility, $199.1 million of borrowing capacity was available and outstanding letters of credit totaled $0.9 million.
As of June 30, 2022, the Company was in compliance with its externally imposed financial covenants in relation to the Term Loan and Credit Facility. The Company does not have any financial covenants in relation to the 2019 Notes.
15.EQUITY
Repurchase of common shares
On June 20, 2022, the Company received approval of its Normal Course Issuer Bid (the "NCIB") to purchase for cancellation up to 10.6 million of its common shares through the facilities of the TSX, Nasdaq or other Canadian and U.S. marketplaces over a twelve-month period beginning June 20, 2022 and ending June 19, 2023.
During the three and six months ended June 30, 2022, the Company purchased 797,842 of its outstanding common shares pursuant to the NCIB at an average share price of $18.38 per share for total consideration of $14.7 million. All shares were cancelled upon purchase. The difference of $11.7 million between the total amount paid and the amount deducted from common shares of $3.0 million was recorded as a direct charge to retained earnings. The amount deducted from common shares was determined based on the average paid in capital per common share outstanding prior to the repurchase date.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
16.SUPPLEMENTAL CASH FLOW INFORMATION

Net change in operating assets and liabilities during the six months ended June 30 were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Decrease (increase) in operating assets:
Trade and other receivables	$(5,515)	$(32,592)
Inventories	(56,843)	(16,278)
Other operating assets	7,193	19,817
Increase (decrease) in operating liabilities:
Accounts payable	7,101	(4,647)
Accrued liabilities	(66,056)	(26,011)
Reclamation liabilities	62	(70)
Other operating liabilities	(27,286)	(13,822)
	$(141,344)	$(73,603)
Other cash information during the six months ended June 30 were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Interest paid	$(5,897)	$(6,658)
Interest received	$3,799	$1,114
Income taxes paid	$(110,423)	$(41,538)

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
17.COMMITMENTS AND CONTINGENCIES
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
Environmental matters
The Company uses surety bonds to support certain environmental bonding obligations. As of June 30, 2022 and December 31, 2021, the Company had surety bonds totaling $117.7 million and $117.0 million outstanding, respectively.
Other Commitments and Contingencies
The Company is involved in legal proceedings related to its normal course of business. Management does not believe that these legal cases will have a material effect on the Company’s financial condition or results of the operations.

18.ASSETS AND LIABILITIES HELD FOR SALE
On January 12, 2022, the Company entered into a Share Purchase Agreement with Endeavour Silver Corp. (“Endeavour Silver”) to sell its Pitarrilla project in Durango, Mexico. Pursuant to the terms of the agreement, upon closing of the transaction on July 6, 2022, the Company received proceeds of $35.0 million in cash, $35.0 million in Endeavor shares, and a 1.25% net smelter return royalty on the Pitarrilla property. The assets and liabilities related to Pitarrilla, which are included in the Exploration, evaluation and development properties segment, met the criteria to be classified as held for sale on January 7, 2022. The major classes of assets and liabilities related to Pitarrilla presented within Current assets held for sale and Current liabilities held for sale in the Consolidated Balance Sheets as of June 30, 2022 are as follows (in thousands):

June 30, 2022
Cash and cash equivalents	$196
Trade and other receivables	12
Prepaids and other current assets	160
Mineral properties, plant, and equipment, net	62,149
Other non-current assets	926
Assets held for sale	$63,443

Accounts payable	$22
Accrued liabilities and other	885
Deferred income tax liabilities	5,952
Reclamation and remediation costs	64
Liabilities held for sale	$6,923

19.SUBSEQUENT EVENTS
On July 6, 2022, the Company completed the sale of the Pitarrilla project in Durango, Mexico to Endeavour Silver for consideration consisting of $35.0 million in common shares of Endeavor Silver, $35.0 million in cash, and a 1.25% net smelter returns royalty on the Pitarrilla property. The assets and liabilities related to Pitarrilla are classified as held for sale as of June 30, 2022. For further information, see Note 18 to the Condensed Consolidated Financial Statements.

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
Business Overview
SSR Mining is a precious metals mining company with four producing assets located in the United States, Türkiye, Canada and Argentina. The Company is primarily engaged in the operation, acquisition, exploration and development of precious metal resource properties located in Türkiye and the Americas. The Company produces gold doré as well as copper, silver, lead and zinc concentrates. The Company’s diversified asset portfolio is comprised of high-margin, long-life assets located in some of the world's most prolific metal districts.
Refer to the “Second Quarter Highlights”, “Consolidation Results of Operations”, “Results of Operations”, “Liquidity and Capital Resources” and Non-GAAP Financial Measures” for quarterly information for the six months ended June 30, 2022.
COVID-19 pandemic continues to have an impact globally. Many industries and businesses, including SSR Mining, have learned how to navigate and operate under these conditions but may still be subject to operating challenges, inflationary pressures and outbreaks. The Company will continue to be vigilant and take appropriate measures to protect the health and safety of its employees and surrounding communities.
At the end of the second quarter, Türkiye’s Ministry of Environment temporarily suspended operations pending implementation of required improvement initiatives at Çöpler. The Company has completed the improvement initiatives at the heap leach pad required by Türkiye’s Ministry of Environment, Urbanization and Climate Change (“Ministry of Environment”), and after inspection and verification by the Regulators, we will move towards obtaining the approvals to restart operations during the third quarter of 2022. We expect to record Care and Maintenance expenses in the Statements of Operations until the mine re-opens.
On July 6, 2022, the Company completed the sale of the Pitarrilla project in Durango, Mexico to Endeavour Silver Corp. ("Endeavour Silver") for consideration consisting of $35.0 million in common shares of Endeavor Silver, $35.0 million in cash, and a 1.25% net smelter returns royalty on the Pitarrilla property. The assets and liabilities related to Pitarrilla are classified as held for sale as of June 30, 2022. For further information, see Note 18 to the Condensed Consolidated Financial Statements.
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

Operating Statistics
The following tables summarize operating statistics related to production of our operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Çöpler	Marigold	Seabee	Puna
Gold produced (oz)	51,389	45,769	38,341	—
Gold sold (oz)	57,846	45,983	42,500	—
Silver produced ('000 oz)	—	—	—	1,967
Silver sold ('000 oz)	—	—	—	1,771
Lead produced ('000 lb)	—	—	—	8,889
Lead sold ('000 lb)	—	—	—	8,874
Zinc produced ('000 lb)	—	—	—	1,507
Zinc sold ('000 lb)	—	—	—	1,367

Ore mined (kt)	674	4,100	97	505
Waste removed (kt)	6,173	20,576	63	2,311
Total material mined (kt)	6,847	24,676	160	2,816

Ore stacked - oxide (kt)	148	4,100	—	—
Gold grade stacked - oxide (g/t)	0.90	0.67	—	—

Ore milled (kt)	611	—	99	419
Gold mill feed grade (g/t)	2.55	—	12.06	—
Gold recovery (%)	87.2	—	98.0	—
Silver mill feed grade (g/t)	—	—	—	152.39
Lead mill feed grade (%)	—	—	—	1.01
Zinc mill feed grade (%)	—	—	—	0.33
Silver recovery (%)	—	—	—	95.6
Lead recovery (%)	—	—	—	92.9
Zinc recovery (%)	—	—	—	41.7

	Three Months Ended June 30, 2021
	Çöpler	Marigold	Seabee	Puna
Gold produced (oz)	75,754	57,892	36,994	—
Gold sold (oz)	76,872	60,000	36,700	—
Silver produced ('000 oz)	—	—	—	1,990
Silver sold ('000 oz)	—	—	—	1,914
Lead produced ('000 lb)	—	—	—	9,642
Lead sold ('000 lb)	—	—	—	7,685
Zinc produced ('000 lb)	—	—	—	3,935
Zinc sold ('000 lb)	—	—	—	3,124

Ore mined (kt)	2,279	5,758	99	375
Waste removed (kt)	3,143	19,267	63	2,652
Total material mined (kt)	5,422	25,024	161	3,026

Ore stacked - oxide (kt)	417	5,758	—	—
Gold grade stacked - oxide (g/t)	1.45	0.44	—	—

Ore milled (kt)	523	—	88	409
Gold mill feed grade (g/t)	3.55	—	13.19	—
Gold recovery (%)	91.6	—	98.7	—
Silver mill feed grade (g/t)	—	—	—	158.00
Lead mill feed grade (%)	—	—	—	1.15
Zinc mill feed grade (%)	—	—	—	0.65
Silver recovery (%)	—	—	—	95.9
Lead recovery (%)	—	—	—	93.3
Zinc recovery (%)	—	—	—	67.3

	Six Months Ended June 30, 2022
	Çöpler	Marigold	Seabee	Puna
Gold produced (oz)	122,030	79,557	90,923	—
Gold sold (oz)	130,271	82,937	90,300	—
Silver produced ('000 oz)	—	—	—	3,270
Silver sold ('000 oz)	—	—	—	3,532
Lead produced ('000 lb)	—	—	—	16,192
Lead sold ('000 lb)	—	—	—	19,087
Zinc produced ('000 lb)	—	—	—	3,350
Zinc sold ('000 lb)	—	—	—	4,495

Ore mined (kt)	1,685	8,920	199	852
Waste removed (kt)	11,308	40,364	128	4,389
Total material mined (kt)	12,993	49,284	327	5,241

Ore stacked - oxide (kt)	210	8,920	—	—
Gold grade stacked - oxide (g/t)	0.87	0.52	—	—

Ore milled (kt)	1,256	—	194	792
Gold mill feed grade (g/t)	2.95	—	14.85	—
Gold recovery (%)	87.1	—	98.4	—
Silver mill feed grade (g/t)	—	—	—	137.73
Lead mill feed grade (%)	—	—	—	1.02
Zinc mill feed grade (%)	—	—	—	0.37
Silver recovery (%)	—	—	—	95.4
Lead recovery (%)	—	—	—	92.3
Zinc recovery (%)	—	—	—	46.3

	Six Months Ended June 30, 2021
	Çöpler	Marigold	Seabee	Puna
Gold produced (oz)	154,232	125,828	60,729	—
Gold sold (oz)	159,374	125,012	62,466	—
Silver produced ('000 oz)	—	—	—	3,782
Silver sold ('000 oz)	—	—	—	3,863
Lead produced ('000 lb)	—	—	—	15,806
Lead sold ('000 lb)	—	—	—	13,787
Zinc produced ('000 lb)	—	—	—	7,014
Zinc sold ('000 lb)	—	—	—	3,932

Ore mined (kt)	5,286	11,469	187	614
Waste removed (kt)	6,826	37,318	133	4,646
Total material mined (kt)	12,111	48,787	319	5,260

Ore stacked - oxide (kt)	1,358	11,469	—	—
Gold grade stacked - oxide (g/t)	1.34	0.42	—	—

Ore milled (kt)	1,103	—	178	792
Gold mill feed grade (g/t)	3.43	—	10.81	—
Gold recovery (%)	91.2	—	98.6	—
Silver mill feed grade (g/t)	—	—	—	156.00
Lead mill feed grade (%)	—	—	—	0.99
Zinc mill feed grade (%)	—	—	—	0.63
Silver recovery (%)	—	—	—	95.3
Lead recovery (%)	—	—	—	91.1
Zinc recovery (%)	—	—	—	63.6

Consolidated Results of Operations
A summary of the Company's consolidated financial and operating results for the three and six months ended June 30, 2022 and 2021 are presented below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change (%)	2022	2021	Change (%)
Financial Results
Revenue	$319,583	$376,950	(15.2)%	$675,029	$743,434	(9.2)%
Operating income	$70,095	$103,716	(32.4)%	$185,965	$232,899	(20.2)%
Production costs	$164,928	$166,946	(1.2)%	$318,448	$328,809	(3.2)%
Net income	$67,519	$77,792	(13.2)%	$143,625	$205,243	(30.0)%
Net income attributable to equity holders of SSR Mining	$58,488	$74,719	(21.7)%	$126,051	$183,579	(31.3)%
Basic net income per share attributable to equity holders of SSR Mining	$0.28	$0.34	(17.6)%	$0.59	$0.84	(29.8)%
Adjusted attributable net income(1)	$66,800	$107,323	(37.8)%	$132,742	$217,245	(38.9)%
Adjusted basic attributable net income per share (1)	$0.31	$0.49	(36.7)%	$0.62	$0.99	(37.4)%
Adjusted diluted attributable net income per share (1)	$0.30	$0.47	(36.2)%	$0.60	$0.95	(36.8)%

Operating Results
Gold produced (oz)	135,500	170,640	(20.6)%	292,510	340,789	(14.2)%
Gold sold (oz)	146,329	173,572	(15.7)%	303,508	346,852	(12.5)%
Silver produced ('000 oz)	1,967	1,990	(1.2)%	3,270	3,782	(13.5)%
Silver sold ('000 oz)	1,771	1,914	(7.4)%	3,532	3,863	(8.6)%
Lead produced ('000 lb) (2)	8,889	9,642	(7.8)%	16,192	15,806	2.4%
Lead sold ('000 lb) (2)	8,874	7,685	15.5%	19,087	13,787	38.4%
Zinc produced ('000 lb) (2)	1,507	3,935	(61.7)%	3,350	7,014	(52.2)%
Zinc sold ('000 lb) (2)	1,367	3,124	(56.3)%	4,495	3,932	14.3%

Gold equivalent produced (oz) (3)	159,262	199,673	(20.2)%	333,201	395,750	(15.8)%
Gold equivalent sold (oz) (3)	167,201	201,504	(17.0)%	346,893	402,994	(13.9)%

Average realized gold price ($/oz sold)	$1,862	$1,820	2.3%	$1,871	$1,809	3.4%
Average realized silver price ($/oz sold)	$22.12	$26.56	(16.7)%	$22.99	$26.29	(12.6)%

Production cost per gold equivalent ounce sold	$986	$828	19.1%	$918	$816	12.5%
Cash cost per gold equivalent ounce sold (1, 3)	$933	$695	34.3%	$851	$692	23.1%
AISC per gold equivalent ounce sold (1, 3)	$1,267	$938	35.1%	$1,177	$954	23.4%
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
(3)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average London Bullion Market Association (“LBMA”) prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.

Revenue
For the three months ended June 30, 2022, revenue decreased by $57.4 million, or 15.2%, to $319.6 million, as compared to $377.0 million for the three months ended June 30, 2021. The decrease was mainly due to a decrease in gold ounces sold of 15.7%, partially offset by a 2% increase in average realized gold prices. At Çöpler, gold sales decreased by $31.9 million, or 22.7%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to 24.8% fewer gold ounces sold, partially offset by a 3.0% increase in the average realized gold price. Çöpler experienced a 32.2% reduction in gold ounces produced mainly due to lower sulfide grade mined. At Marigold, gold sales decreased by $24.1 million, or 23.4%, due to fewer gold ounces sold, offset partially by a 1.9% increase in the average realized gold price. As expected, Marigold’s gold ounces produced decreased 20.9% compared to the same period in 2021 as a result of planned mining in lower tonnage ore zones. At Seabee, gold sales increased by $12.0 million, or 17.9%, due to a 1.8% increase in the average realized gold price and 15.8% more gold ounces sold, the result of a 12.0% increase of ore tonnes milled compared to the same period in 2021. At Puna, sales decreased by $13.3 million, or 22.4%, primarily due to a decrease of $9.3 million in silver revenue for the three months ended June 30, 2022 compared to the same period in 2021. During the three months ended June 30, 2022, 7.4% fewer ounces of silver were sold at a 16.7% lower average realized silver price compared to the same period in 2021.
For the six months ended June 30, 2022, revenue decreased by $68.4 million, or 9.2%, to $675.0 million as compared to $743.4 million for the six months ended June 30, 2021. The decrease was mainly due to a reduction in gold equivalent ounces sold of 13.9%, partially offset by a 3.4% increase in average realized gold prices. At Çöpler, gold sales decreased by $46.0 million, or 15.8%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to 18.3% fewer gold ounces sold, partially offset by a 3.2% increase in the average realized gold price. Çöpler experienced a 20.9% reduction in gold ounces produced mainly due to lower sulfide grade mined. At Marigold, gold sales decreased by $71.2 million, or 31.6%, due to 33.7% fewer gold ounces sold, offset partially by a 3.1% increase in the average realized gold price. Marigold’s gold ounces produced expectedly decreased 36.8% compared to the same period in 2021 as a result of mining in lower tonnage ore zones. At Seabee, gold sales increased by $57.1 million, or 50.6%, due to a 4.1% increase in the average realized gold price and 44.6% more gold ounces sold. This was due to a 49.7% increase of gold ounces produced at Seabee, which was the result a 37.4% increase in mill feed grade to 14.85 g/t gold and increased mine and mill productivity levels during the six months ended June 30, 2022 compared to the same period in 2021. At Puna, sales decreased by $8.3 million, or 7.4%, due to a decrease of $19.2 million in silver revenue, partially offset by $6.7 million and $4.2 million in lead and zinc revenue, respectively for the six months ended June 30, 2022 compared to the same period in 2021. During the six months ended June 30, 2022, 8.6% fewer ounces of silver were sold at a 12.6% lower average realized price compared to the same period in 2021. The decrease is primarily due to a 25.6% lower grade of silver ore processed and 2.6% less ore processed. The unfavorable weather conditions during the first two months of the first quarter of 2022 impeded access to the bottom benches of the mine containing higher grade ore. As such, low and medium grades of ore in existing stockpiles were fed into the plant, which resulted in fewer silver ounces produced. Additionally, 38.4% and 14.3% higher pounds of lead and zinc, respectively, were sold at a 13.9% lower and a 11.3% higher average realized lead and zinc price, respectively, during the six months ended June 30, 2022 compared to the same period in 2021.
Production costs
Production costs decreased by $2.0 million, or 1.2%, to $164.9 million for the three months ended June 30, 2022, as compared to $166.9 million for the three months ended June 30, 2021. During the three months ended June 30, 2022, 20.6% fewer ounces of gold were produced and 1.2% fewer ounces of silver were produced compared to the same period in 2021. Although production costs decreased $6.6 million, or 9.5%, at Çöpler in part due to lower sulfide grade mined, production costs per ounce sold were 20.2% higher due to higher reagent unit prices and 24.8% fewer gold ounces sold. Production costs at Marigold decreased $1.2 million, or 2.3%, due to 20.9% fewer ounces produced, partially offset by higher fuel costs. However, production costs per ounce sold were 27.5% higher primarily due to 23.4% fewer ounces sold. Production costs at Seabee increased $3.5 million, or 22.9%, due to more ounces sold. Production costs per ounce sold at Seabee were in line with the same period in the prior year. At Puna, production costs increased $2.2 million, or 7.4%, although silver ounces produced decreased by 1.2%, primarily due to a rise in the inflation rate in Argentina, alongside weakening of the ARS against the USD, causing overall costs to increase. Production costs per gold equivalent ounce sold at Puna from increased to $1,552 from $1,079 due to higher production costs and a 25.3% decrease in gold equivalent ounces sold for the three months ended June 30, 2022 compared to the same period in 2021.

Production costs decreased by $10.4 million, or 3.2%, to $318.4 million for the six months ended June 30, 2022, as compared to $328.8 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, 14.2% fewer ounces of gold were produced and 13.5% fewer ounces of silver were produced compared to the same period in 2021. Although production costs decreased $10.5 million, or 7.7%, at Çöpler in part due to lower sulfide grade mined and depleting oxide ore, production costs per ounce sold were 12.9% higher due to higher reagent unit prices and 18.3% fewer gold ounces sold. Production costs at Marigold decreased $16.1 million, or 15.3%, due to 36.8% fewer ounces produced, partially offset by higher fuel costs. However, production costs per ounce sold were 27.6% higher primarily due to 33.7% fewer ounces sold. Production costs at Seabee increased $3.4 million, or 10.6%, due to a 49.7% increase in gold ounces produced. In addition, production costs per ounce sold at Seabee were 23.5% lower due to higher mill feed grade. At Puna, production costs increased $12.9 million, or 23.2%, although silver ounces produced decreased by 13.5%, primarily due to a rise in the inflation rate in Argentina, alongside weakening of the ARS against the USD, causing overall costs to increase. Production costs per gold equivalent ounce sold at Puna increased to $1,572 from $985 due to higher production costs and a 22.7% decrease in gold equivalent ounces sold.
Depreciation, depletion and amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change (%)	2022	2021	Change (%)
Depreciation, depletion, and amortization ($000s)	$53,848	$55,993	(3.8)%	$112,590	$109,772	2.6%
Gold equivalent ounces sold	167,201	201,504	(17.0)%	346,893	402,994	(13.9)%
Depreciation, depletion, and amortization per gold equivalent ounce sold	$322	$278	15.9%	$325	$272	19.2%
Depreciation, depletion, and amortization (“DD&A”) expense decreased by $2.1 million, or 3.8%, to $53.8 million for the three months ended June 30, 2022, as compared to $56.0 million for the three months ended June 30, 2021, primarily due to a decrease in gold equivalent ounces sold. A $2.3 million decrease at Çöpler and a $1.6 million decrease at Puna, offset by a $1.8 million increase at Seabee. At Marigold, DD&A remained consistent for the three months ended June 30, 2022 compared to the same period in 2021.
DD&A expense increased by $2.8 million, or 2.6%, to $112.6 million for the six months ended June 30, 2022, as compared to $109.8 million for the six months ended June 30, 2021, primarily due to a $7.6 million increase at Seabee, offset partially by a $2.3 million decrease at Çöpler and a $2.1 million decrease at Marigold. At Puna, DD&A remained consistent for the six months ended June 30, 2022 compared to the same period in 2021. The increase in DD&A at Seabee was driven by an increase in gold ounces sold. The increase in DD&A per gold equivalent ounces sold is driven by fewer gold equivalent ounces sold at Çöpler, Marigold, and Puna comprising the majority of gold equivalent ounces sold.

General and administrative expense
General and administrative expense for the three months ended June 30, 2022 was $19.5 million as compared to $15.2 million for the three months ended June 30, 2021. General and administrative expenses increased primarily due to a $4.8 million increase in consulting expenses and a $3.0 million increase in wage and benefit expenses, partially offset by a $3.7 million in decrease in stock based compensation for three months ended June 30, 2022 compared to the same period in 2021.
General and administrative expense for the six months ended June 30, 2022 was $35.7 million as compared to $23.0 million for the six months ended June 30, 2021. General and administrative expenses increased primarily due to a $5.8 million increase in wage and benefit expenses, a $5.1 million increase in stock based compensation expense, and a $3.0 million increase in consulting expenses during the six months ended June 30, 2022 compared to the same period in 2021.
Exploration, evaluation and reclamation costs
Exploration, evaluation, and reclamation costs remained consistent for the three and six months ended June 30, 2022 compared to the same periods in 2021.

Impairment of long-lived and other assets
No impairment was recognized for the three and six months ended June 30, 2022. Impairment loss for the three and six months ended June 30, 2021 was $22.3 million. During 2021, the Company recognized an impairment loss related to the Royalty Portfolio sold on October 21, 2021, based on the difference between the carrying amount of the assets within the Royalty Portfolio, and the estimated net transaction price.
Transaction, integration and SEC conversion expense
No transaction, integration and SEC conversion expenses were incurred for the three months ended June 30, 2022 compared to $0.9 million for the three months ended June 30, 2021. The expenses incurred during the second quarter of 2022 were related to the Company’s transition from a foreign private issuer to a domestic filer under SEC reporting requirements. As the majority of the transition activities were completed during the year ended December 31, 2021, the lower expense incurred during the second quarter of 2022 is a reflection of the transition nearing completion. The expenses incurred during the second quarter of 2021 were associated with the integration activities related to the merger with Alacer.
Transaction, integration and SEC conversion expense for the six months ended June 30, 2022 was $1.2 million as compared to $5.4 million for the six months ended June 30, 2021. The expenses incurred during the six months ended June 30, 2022 were related to the Company’s transition from a foreign private issuer to a domestic filer under SEC reporting requirements. As the majority of the transition activities were completed during the year ended December 31, 2021, the lower expense incurred during the six months ended June 30, 2022 is a reflection of the transition nearing completion. The expenses incurred during the six months ended June 30, 2021 were associated with the integration activities related to the merger with Alacer.
Interest expense
Interest expense for the three months ended June 30, 2022 was $4.3 million as compared to $4.9 million for the three months ended June 30, 2021. Interest expense for the six months ended June 30, 2022 was $8.6 million as compared to $9.8 million for the six months ended June 30, 2021. The decreases are mainly due to less interest incurred on the Term Loan at Çöpler as repayments were made on the principal balance throughout 2021 and during the first quarter of 2022.
Other income (expense)
Other expense for the three months ended June 30, 2022 was $2.4 million as compared to an expense of $0.2 million for the three months ended June 30, 2021. The increase is mainly due to the fluctuation in fair value of marketable securities. For the three months ended June 30, 2022 and 2021, the Company recognized a loss of $2.9 million and a loss of $1.4 million, respectively.
Other expense for the six months ended June 30, 2022 was $2.8 million as compared to expense of $1.8 million for the six months ended June 30, 2021. The increase is mainly due to the fluctuation in fair value of marketable securities. For the six months ended June 30, 2022 and 2021, the Company recognized a loss of $3.8 million and a loss of $1.9 million, respectively.

Foreign exchange gain (loss)
Foreign exchange loss for the three months ended June 30, 2022 was $4.9 million compared to a loss of $0.9 million for the three months ended June 30, 2021. The Company's main foreign exchange exposures are related to net monetary assets and liabilities denominated in TRY, ARS and CAD. During the three months ended June 30, 2022 and 2021, the foreign exchange loss was mainly due to a weakening of the CAD against the USD and its impact on CAD-denominated assets at Seabee, partially offset by a weakening of the TRY against the USD and its impact on TRY-denominated liabilities at Çöpler.
Foreign exchange loss for the six months ended June 30, 2022 was $8.2 million compared to a loss of $1.3 million for the six months ended June 30, 2021. The Company's main foreign exchange exposures are related to net monetary assets and liabilities denominated in TRY, ARS and CAD. During the six months ended June 30, 2022 and 2021, the foreign exchange loss was mainly due to a weakening of the TRY against the USD and its impact on TRY-denominated liabilities at Çöpler.
Income and mining tax benefit (expense)
Income and mining tax benefit for the three months ended June 30, 2022 was $9.0 million as compared to an expense of $19.6 million for the three months ended June 30, 2021. The decrease in tax expense was primarily as a result of the devaluation of the TRY relative to the USD and withholding taxes on dividend distributions, partially offset by more favorable results at Seabee.
Income and mining tax expense for the six months ended June 30, 2022 was $22.6 million as compared to an expense of $13.2 million for the six months ended June 30, 2021. The increase in tax expense was primarily as a result of more favorable results at Seabee and withholding taxes on dividend distributions, offset by the devaluation of the TRY relative to the USD.

Results of Operations
Çöpler, Türkiye

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Data	2022	2021	Change (%)	2022	2021	Change (%)
Gold produced (oz)	51,389	75,754	(32.2)%	122,030	154,232	(20.9)%
Gold sold (oz)	57,846	76,872	(24.8)%	130,271	159,374	(18.3)%
Average realized gold price ($/oz sold)	$1,863	$1,809	3.0%	$1,869	$1,810	3.2%

Production costs	$63,095	$69,737	(9.5)%	$125,679	$136,154	(7.7)%
Production costs ($/oz gold sold)	$1,091	$907	20.2%	$965	$854	12.9%

Cash costs ($/oz gold sold) (1)	$1,078	$684	57.7%	$948	$634	49.4%
AISC ($/oz gold sold) (1)	$1,253	$824	52.0%	$1,087	$780	39.5%
(1)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Çöpler. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to production costs, which are the comparable GAAP financial measure. For the three and six months ended June 30, 2022, cash costs and AISC per ounce of gold sold include the impact of any fair value adjustment on acquired inventories. For the three and six months ended June 30, 2021, cash costs and AISC per ounce of gold sold exclude the impact of any fair value adjustment on acquired inventories.

Production and Production Costs
For the three months ended June 30, 2022 and 2021, Çöpler produced 51,389 and 75,754 ounces of gold, respectively. For the six months ended June 30, 2022 and 2021, Çöpler produced 122,030 and 154,232 ounces of gold, respectively. Lower production for the three and six months ended June 30, 2022, is mainly due to lower sulfide grade mined and processed as well as depleting oxide ore.
Production costs for the three and six months ended June 30, 2022 were $63.1 million and $125.7 million, decreases of 9.5% and 7.7%, respectively, compared to the three and six months ended June 30, 2021. Production costs per ounce sold increased 20.2% and 12.9% for the three and six months ended June 30, 2022, respectively, due primarily to higher reagent unit prices as well as lower mill grade feed.
Cash Costs
For the three months ended June 30, 2022 and 2021, cash costs per ounce of gold sold were $1,078 and $684, respectively. For the six months ended June 30, 2022 and 2021, cash costs per ounce of gold sold were $948 and $634, respectively. The increases are mainly due to 24.8% and 18.3% fewer gold ounces sold due to lower sulfide grades mined and fewer oxide ounces produced during the three and six months ended June 30, 2022, in addition to higher reagent unit prices during the three and six months ended June 30, 2022 compared to the same periods in 2021.

AISC
For the three months ended June 30, 2022 and 2021, AISC per ounce of gold sold were $1,253 and $824, respectively. For the six months ended June 30, 2022 and 2021, AISC per ounce of gold sold were $1,087 and $780, respectively. The increases are mainly due to higher cash costs and 24.8% and 18.3% fewer gold ounces sold during the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.

Marigold, USA

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Data	2022	2021	Change (%)	2022	2021	Change (%)
Gold produced (oz)	45,769	57,892	(20.9)%	79,557	125,828	(36.8)%
Gold sold (oz)	45,983	60,000	(23.4)%	82,937	125,012	(33.7)%
Average realized gold price ($/oz sold)	$1,860	$1,826	1.9%	$1,862	$1,806	3.1%

Production costs	$50,422	$51,590	(2.3)%	$89,157	$105,301	(15.3)%
Production costs ($/oz gold sold)	$1,097	$860	27.5%	$1,075	$842	27.6%

Cash costs ($/oz gold sold) (1)	$1,099	$856	28.4%	$1,076	$839	28.3%
AISC ($/oz gold sold) (1)	$1,458	$1,091	33.6%	$1,505	$1,145	31.5%
(1)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Marigold. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to production costs, which are the comparable GAAP financial measure.

Production and Production Costs
For the three months ended June 30, 2022 and 2021, Marigold produced 45,769 and 57,892 ounces of gold, respectively. For the six months ended June 30, 2022 and 2021, Marigold produced 79,557 and 125,828 ounces of gold, respectively. The expected production decreases were primarily the result of mining in lower tonnage ore zones with recoverable gold placements weighted late in the second quarter.
Production costs for the three and six months ended June 30, 2022 were $50.4 million and $89.2 million, decreases of 2.3% and 15.3%, respectively, compared to the three and six months ended June 30, 2021. Production costs were lower due to fewer ounces produced. Production costs per ounce sold were 27.5% and 27.6% higher for the three and six months ended June 30, 2022, respectively, compared to the same periods of 2021 due to fewer gold ounces leached along with higher royalty cost per ounce due to a higher average realized gold price.

Cash Costs
For the three months ended June 30, 2022 and 2021, cash costs per ounce of gold sold were $1,099 and $856, respectively. For the six months ended June 30, 2022 and 2021, cash costs per ounce of gold sold were $1,076 and $839, respectively. The increases are mainly due to 23.4% and 33.7% fewer gold ounces sold for the three and six months ended June 30, 2022, respectively.
AISC
For the three months ended June 30, 2022 and 2021, AISC per ounce of gold sold were $1,458 and $1,091, respectively. For the six months ended June 30, 2022 and 2021, AISC per ounce of gold sold were $1,505 and $1,145, respectively. The increases are mainly due to the increase in cash costs, as well as a higher capital cost per ounce sold due to 23.4% and 33.7% fewer gold ounces sold for the three and six months ended June 30, 2022, respectively.

Seabee, Canada

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Data	2022	2021	Change (%)	2022	2021	Change (%)
Gold produced (oz)	38,341	36,994	3.6%	90,923	60,729	49.7%
Gold sold (oz)	42,500	36,700	15.8%	90,300	62,466	44.6%
Average realized gold price ($/oz sold)	$1,863	$1,830	1.8%	$1,884	$1,810	4.1%

Production costs	$19,015	$15,467	22.9%	$35,425	$32,028	10.6%
Production costs ($/oz gold sold)	$447	$421	6.2%	$392	$513	(23.5)%

Cash costs ($/oz gold sold) (1)	$449	$383	17.4%	$394	$479	(17.7)%
AISC ($/oz gold sold) (1)	$628	$580	8.4%	$611	$799	(23.5)%
(1)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Seabee. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to production costs, which are the comparable GAAP financial measure.

Production and Production Costs
For the three months ended June 30, 2022 and 2021, Seabee produced 38,341 and 36,994 ounces of gold, respectively. For the six months ended June 30, 2022 and 2021, Seabee produced 90,923 and 60,729 ounces of gold, respectively. The 3.6% increase in the gold ounces produced during three months ended June 30, 2022 compared to the same period of 2021, is due to a 11.9% increase of ore tonnes milled, and partially offset by a 8.6% decrease in mill feed grade. The 49.7% increase in gold ounces produced during the six months ended June 30, 2022 compared to the same period of 2021,was the result of a 37.4% increase in mill feed grade to 14.85 g/t and increased mine and mill productivity levels.
Production costs for the three and six months ended June 30, 2022 were $19.0 million and $35.4 million, increases of 22.9% and 10.6%, respectively, compared to the three and six months ended June 30, 2021. The cost increase is due to an increase in gold ounces produced of 3.6% and 49.7% for the three and six months ended June 30, 2022, compared to the same periods of 2021. Production costs per ounce sold for the three months ended June 30, 2022 were $447, which is in line with the three months ended June 30, 2021. Production costs per ounce sold was 23.5% lower for the six months ended June 30, 2022 as compared to 2021 due to higher mill feed grade during 2022.
Cash Costs
For the three months ended June 30, 2022 and 2021, cash costs per ounce of gold sold were $449 and $383, respectively. The increase is mainly due to higher direct site operating expenditures, partially offset by a 15.8% increase in gold ounces sold during the three months ended June 30, 2022. For the six months ended June 30, 2022 and 2021, cash costs per ounce of gold sold were $394 and $479, respectively. The decrease is mainly due to a 44.6% increase in gold ounces sold during the six months ended June 30, 2022 compared to the same period in 2021 as a result of higher mill feed grade and productivity improvements achieved during 2022.
AISC
For the three months ended June 30, 2022 and 2021, AISC per ounce of gold sold were $628 and $580, respectively. The increase is mainly due to the higher cash cost, and partially offset by lower capitalized development expenditures. For the six months ended June 30, 2022 and 2021, AISC per ounce of gold sold were $611 and $799, respectively. The decrease is mainly due to a 44.6% increase in gold ounces sold during the six months ended June 30, 2022 compared to the same period in 2021 as a result of higher mill feed grade.

Puna, Argentina

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Data	2022	2021	Change (%)	2022	2021	Change (%)
Silver produced ('000 oz)	1,967	1,990	(1.2)%	3,270	3,782	(13.5)%
Silver sold ('000 oz)	1,771	1,914	(7.4)%	3,532	3,863	(8.6)%
Lead produced ('000 lb)	8,889	9,642	(7.8)%	16,192	15,806	2.4%
Lead sold ('000 lb)	8,874	7,685	15.5%	19,087	13,787	38.4%
Zinc produced ('000 lb)	1,507	3,935	(61.7)%	3,350	7,014	(52.2)%
Zinc sold ('000 lb)	1,367	3,124	(56.2)%	4,495	3,932	14.3%
Gold equivalent sold ('000 oz) (2)	20,872	27,932	(25.3)%	43,385	56,142	(22.7)%
Average realized silver price ($/oz)	22.12	26.56	(16.7)%	22.99	26.29	(12.6)%

Production costs	$32,396	$30,152	7.4%	$68,187	$55,326	23.2%
Production costs ($/oz gold equivalent sold)(2)	$1,552	$1,079	43.8%	$1,572	$985	59.5%

Cash costs ($/oz silver sold) (1)	$13.54	$11.50	17.8%	$13.30	$11.07	20.2%
Cash costs ($/oz gold equivalent sold)(1)(2)	$1,150	$788	45.8%	$1,083	$762	42.2%
AISC ($/oz silver sold) (1)	$15.23	$13.19	15.5%	$14.95	$13.14	13.8%
AISC ($/oz gold equivalent sold)(1)(2)	$1,293	$904	43.1%	$1,217	$904	34.6%
(1)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of silver sold to manage and evaluate operating performance at Puna. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to production costs, which are the comparable GAAP financial measure.
(2)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.

Production and Production Costs
For the three months ended June 30, 2022, Puna produced 2.0 million ounces of silver, which is in line with the three months ended June 30, 2021. For the six months ended June 30, 2022 and 2021, Puna produced 3.3 million and 3.8 million ounces of silver, respectively, a 13.5% decrease. The decrease is primarily due to a 25.6% lower grade of silver ore processed and 2.6% less ore processed during the three months ended March 31, 2022. The unfavorable weather conditions during the first two months of the first quarter of 2022 impeded access to the bottom benches of the mine containing higher grade ore. As such, low and medium grades of ore in existing stockpiles were fed into the plant, which resulted in fewer silver ounces produced.
Production costs for the three and six months ended June 30, 2022 were $32.4 million and $68.2 million, increases of 7.4% and 23.2%, respectively as compared to the three and six months ended June 30, 2021, respectively. The increases in production costs was primarily due to a rise in the inflation rate in Argentina, alongside weakening of the ARS against the USD, causing overall costs to increase.

Cash Costs
For the three months ended June 30, 2022 and 2021, cash costs per ounce of silver sold were $13.54 and $11.50, respectively. For the six months ended June 30, 2022 and 2021, cash costs per ounce of silver sold were $13.30 and $11.07, respectively. The increases in cash cost per ounce of silver sold for the three and six months ended June 30, 2022 compared to the same periods of 2021 were primarily due to increased production costs and increased transportation costs due to higher international transport prices.
AISC
For the three months ended June 30, 2022 and 2021, AISC per ounce of silver sold were $15.23 and $13.19, respectively. For the six months ended June 30, 2022 and 2021, AISC per ounce of silver sold were $14.95 and $13.14, respectively. The increases in AISC per ounce of silver sold for the three and six months ended June 30, 2022 compared to the same periods of 2021 were primarily due to the higher cash costs per ounce sold offset partially by lower sustaining capital expenditures.

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
Cash Dividends
During the three and six months ended June 30, 2021, the Company declared quarterly cash dividends of $0.07 during each quarter, for total dividends of $15.0 million during the three months ended June 30, 2022 and $30.8 million for the six months ended June 30, 2022.
During the three and six months ended June 30, 2021, the Company paid quarterly cash dividends of $0.05 and $0.10 per common share, respectively, for total dividends of $11.0 million during the three months ended June 30, 2021 and $22.0 million for the six months ended June 30, 2021.
Share Repurchase Plan/ Normal Course Issuer Bid
On April 20, 2022, the Normal Course Issuer Bid established as of April 21, 2021 (the “2021 NCIB”), expired. Under the 2021 NCIB, the Company was authorized the purchase of up to 10,000,000 common shares. The Company purchased and cancelled 8,800,700 common shares via open market purchases through the facilities of the TSX and the Nasdaq at a weighted average price paid per common share of $16.82 and a total repurchase value of $148.1 million.
On June 20, 2022, the Board of Directors authorized a new NCIB (the “2022 NCIB”), to repurchase up to an aggregate of 10,600,000 of our common shares on the Nasdaq Global Select Market, the TSX and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules. In connection with the 2022 NCIB, the Company entered into an automated share purchase plan with a designated broker which sets certain price thresholds for purchases of common shares. During the three and six months ended June 30, 2022, the Company repurchased and cancelled 797,842 common shares for $14.7 million.
Cash and Cash Equivalents
At June 30, 2022, the Company had $939 million of cash and cash equivalents, a decrease of $79 million from December 31, 2021, mainly due to cash used in the Company’s investing and financing activities, and partially offset by cash flows generated at each of the Company's operations. The Company held $873.3 million of its cash and cash equivalents balance in USD. Additionally, the Company held cash and cash equivalents of $45.9 million, $15.2 million and $1.7 million in ARS, CAD and TRY, respectively. All cash is invested in short-term investments or high interest savings accounts in accordance with the Company's investment policy with maturities of 90 days or less, providing the Company with sufficient liquidity to meet its foreseeable corporate needs.
Debt
There were no material changes to our debt and revolving credit facilities since December 31, 2021, except as noted in Note 14 to the Condensed Consolidated Financial Statements.

The Company's working capital at June 30, 2022, together with future cash flows from operations, are expected to be sufficient to fund planned activities and commitments.
Cash Flows
The following table summarizes the Company's cash flow activity for six months ended June 30:

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$95,025	$263,256
Cash used in investing activities	(57,745)	(86,450)
Cash used in financing activities	(116,683)	(166,835)
Effect of foreign exchange rate changes on cash and cash equivalents	524	(247)
Net increase (decrease) in cash, cash equivalents and restricted cash	(78,879)	9,724
Cash, cash equivalents, and restricted cash, beginning of period	1,052,865	895,921
Cash, cash equivalents, and restricted cash, end of period	$973,986	$905,645
Cash provided by operating activities
For the six months ended June 30, 2022, cash provided by operating activities was $95.0 million compared to $263.3 million for the six months ended June 30, 2021. The decrease in cash provided by operating activities is mainly due to the impact of lower gold sales at Çöpler and Marigold.
Cash used in investing activities
For the six months ended June 30, 2022, cash used in investing activities was $57.7 million compared to $86.5 million for the six months ended June 30, 2021. The decrease in cash used in investing activities is mainly due to a $16.9 million decrease in capital expenditures. Additionally, the Company received $8.4 million from the repayment of the EMX note receivable and net proceeds of $12.8 million from the sale of marketable securities offset by the purchase of marketable securities in the amount of $2.6 million during the six months ended June 30, 2022 as compared to $4.6 million in net proceeds during the same period in 2021.
Cash used in financing activities
For the six months ended June 30, 2022, cash used in financing activities was $116.7 million compared to $166.8 million for the six months ended June 30, 2021. The decrease in cash used in financing activities was primarily due to a $55.6 million reduction of repurchases and cancellations of common shares, partially offset by $4.2 million less in principal payments on financing leases for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Contractual Obligations
As of June 30, 2022, there have been no material changes in our contractual obligations since December 31, 2021 to the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2021 for information regarding our contractual obligations.

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

The following tables provide a reconciliation of production costs to cash costs and AISC:

	Three Months Ended June 30, 2022
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Production costs (GAAP)	$63,095	$50,422	$19,015	$32,396	$—	$164,928
By-product credits	(743)	(22)	(41)	(11,836)	—	(12,642)
Treatment and refining charges	—	142	117	3,433	—	3,692
Cash costs (non-GAAP)	62,352	50,542	19,091	23,993	—	155,978
Sustaining capital expenditures	8,104	15,331	7,386	2,427	—	33,248
Sustaining exploration and evaluation expense	1,346	618	—	115	—	2,079
Reclamation cost accretion and amortization	(133)	557	209	432	—	1,065
General and administrative expense and stock-based compensation expense	800	1	8	15	18,644	19,468
Total AISC (non-GAAP)	$72,469	$67,049	$26,694	$26,982	$18,644	$211,838

Gold sold (oz)	57,846	45,983	42,500	—	—	146,329
Silver sold (oz)	—	—	—	1,771,455	—	1,771,455
Gold equivalent sold (oz) (1)(2)	57,846	45,983	42,500	20,872	—	167,201

Production cost per gold equivalent ounce sold(1)	$1,091	$1,097	$447	$1,552	N/A	$986
Cash cost per gold ounce sold	$1,078	$1,099	$449	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$13.54	N/A	N/A
Cash cost per gold equivalent ounce sold(1)	$1,078	$1,099	$449	$1,150	N/A	$933
AISC per gold ounce sold	$1,253	$1,458	$628	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$15.23	N/A	N/A
AISC per gold equivalent ounce sold(1)	$1,253	$1,458	$628	$1,293	N/A	$1,267
(1)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.
(2)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Three Months Ended June 30, 2021
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Production costs (GAAP)	$69,737	$51,590	$15,467	$30,152	$—	$166,946
By-product credits	(1,218)	(24)	(30)	(11,433)	—	(12,705)
Treatment and refining charges	—	67	71	4,159	—	4,297
Incremental COVID-19 related costs(1)	—	(272)	(1,470)	(861)	—	(2,603)
Fair value adjustment on acquired inventories	(15,975)	—	—	—	—	(15,975)
Cash costs (non-GAAP)	52,544	51,361	14,038	22,017	—	139,960
Sustaining capital expenditures	9,308	12,493	—	2,245	—	24,046
Sustaining exploration and evaluation expense	57	835	6,916	35	—	7,843
Reclamation cost accretion and amortization	559	779	201	406	—	1,945
General and administrative expense and stock-based compensation expense	894	—	118	538	13,657	15,208
Total AISC (non-GAAP)	$63,362	$65,468	$21,273	$25,241	$13,657	$189,002

Gold sold (oz)	76,872	60,000	36,700	—	—	173,572
Silver sold (oz)	—	—	—	1,914,030	—	1,914,030
Gold equivalent sold (oz) (2)(3)	76,872	60,000	36,700	27,932	—	201,504

Production cost per gold equivalent ounce sold(2)	$907	$860	$421	$1,079	N/A	$828
Cash cost per gold ounce sold	$684	$856	$383	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$11.50	N/A	N/A
Cash cost per gold equivalent ounce sold(2)	$684	$856	$383	$788	N/A	$695
AISC per gold ounce sold	$824	$1,091	$580	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$13.19	N/A	N/A
AISC per gold equivalent ounce sold(2)	$824	$1,091	$580	$904	N/A	$938
(1)COVID-19 related costs include direct, incremental costs associated with COVID-19.
(2)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.
(3)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Six Months Ended June 30, 2022
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Production costs (GAAP)	$125,679	$89,157	$35,425	$68,187	$—	$318,448
By-product credits	(2,207)	(63)	(77)	(28,569)	—	(30,916)
Treatment and refining charges	—	177	207	7,366	—	7,750
Cash costs (non-GAAP)	123,472	89,271	35,555	46,984	—	295,282
Sustaining capital expenditures	14,479	33,566	19,261	4,640	—	71,946
Sustaining exploration and evaluation expense	1,728	935	—	165	—	2,828
Reclamation cost accretion and amortization	262	1,070	351	863	—	2,546
General and administrative expense and stock-based compensation expense	1,714	1	11	163	33,818	35,707
Total AISC (non-GAAP)	$141,655	$124,843	$55,178	$52,815	$33,818	$408,309

Gold sold (oz)	130,271	82,937	90,300	—	—	303,508
Silver sold (oz)	—	—	—	3,531,842	—	3,531,842
Gold equivalent sold (oz) (1)(2)	130,271	82,937	90,300	43,385	—	346,893

Production cost per gold equivalent ounce sold(1)	$965	$1,075	$392	$1,572	N/A	$918
Cash cost per gold ounce sold	$948	$1,076	$394	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$13.30	N/A	N/A
Cash cost per gold equivalent ounce sold(1)	$948	$1,076	$394	$1,083	N/A	$851
AISC per gold ounce sold	$1,087	$1,505	$611	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$14.95	N/A	N/A
AISC per gold equivalent ounce sold(1)	$1,087	$1,505	$611	$1,217	N/A	$1,177
(1)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.
(2)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Six Months Ended June 30, 2021
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Production costs (GAAP)	$136,154	$105,301	$32,028	$55,326	$—	$328,809
By-product credits	(3,007)	(60)	(62)	(18,282)	—	(21,411)
Treatment and refining charges	—	261	259	7,480	—	8,000
Incremental COVID-19 related costs(1)	—	(603)	(2,322)	(1,755)	—	(4,680)
Fair value adjustment on acquired inventories	(32,044)	—	—	—	—	(32,044)
Cash costs (non-GAAP)	101,103	104,899	29,903	42,769	—	278,674
Sustaining capital expenditures	16,572	35,906	19,662	5,521	—	77,661
Sustaining exploration and evaluation expense	220	989	—	54	—	1,263
Reclamation cost accretion and amortization	1,384	1,440	317	812	—	3,953
General and administrative expense and stock-based compensation expense	4,989	(103)	27	1,622	16,432	22,967
Total AISC (non-GAAP)	$124,268	$143,131	$49,909	$50,778	$16,432	$384,518

Gold sold (oz)	159,374	125,012	62,466	—	—	346,852
Silver sold (oz)	—	—	—	3,863,116	—	3,863,116
Gold equivalent sold (oz) (2)(3)	159,374	125,012	62,466	56,142	—	402,994

Production cost per gold equivalent ounce sold(2)	$854	$842	$513	$985	N/A	$816
Cash cost per gold ounce sold	$634	$839	$479	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$11.07	N/A	N/A
Cash cost per gold equivalent ounce sold(2)	$634	$839	$479	$762	N/A	$692
AISC per gold ounce sold	$780	$1,145	$799	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$13.14	N/A	N/A
AISC per gold equivalent ounce sold(2)	$780	$1,145	$799	$904	N/A	$954
(1)COVID-19 related costs include direct, incremental costs associated with COVID-19.
(2)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.
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
The following table provides a reconciliation of net income attributable to equity holders of SSR Mining to adjusted net income attributable to equity holders of SSR Mining:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share)	2022	2021	2022		2021
Net income attributable to equity holders of SSR Mining (GAAP)	$58,488	$74,719		$126,051	$183,579
Interest saving on convertible notes, net of tax	1,230	1,259		2,446	3,136
Net income used in the calculation of diluted net income per share	$59,718	$75,978		$128,497	$186,715

Weighted-average shares used in the calculation of net income and adjusted net income per share
Basic	212,600	219,030		212,512	219,409
Diluted	225,084	231,389		224,962	231,750

Net income per share attributable to common stockholders (GAAP)
Basic	$0.28	$0.34		$0.59	$0.84
Diluted	$0.27	$0.33		$0.57	$0.81

Adjustments:
Fair value adjustment on acquired assets(1)		24,254	$		49,479
COVID-19 related costs (2)	—	2,603		—	4,680
Foreign exchange loss (gain)	4,869	930		8,156	1,309
Transaction, integration, and SEC conversion expense	—	894		1,217	5,386
Impairment of long-lived and other assets	—	22,345		—	22,349
Changes in fair value of investments	2,876	1,362		3,799	1,947
Loss (gain) on sale of mineral properties, plant and equipment	757	(1,636)		1,341	(1,614)
Income tax impact related to above adjustments	(945)	(10,198)		(1,653)	(16,841)
Foreign exchange (gain) loss and inflationary impacts on tax balances	755	(12,558)		(6,169)	(37,637)
Impact of tax rate change on fair value adjustments	—	4,608		—	4,608
Adjusted net income attributable to equity holders of SSR Mining (Non-GAAP)	$66,800	$107,323		$132,742	$217,245

Adjusted net income per share attributable to SSR Mining shareholders (Non-GAAP)
Basic	$0.31	$0.49		$0.62	$0.99
Diluted	$0.30	$0.47		$0.60	$0.95
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
The following is a reconciliation of net income attributable to equity holders of SSR Mining to EBITDA and adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income attributable to equity holders of SSR Mining (GAAP)	$58,488	$74,719	$126,051	$183,579
Net income (loss) attributable to non-controlling interests	(9,031)	3,073	(17,574)	21,664
Depletion, depreciation and amortization	53,848	55,993	112,590	109,772
Interest expense	(4,273)	4,891	(8,568)	9,835
Income and mining tax expense (benefit)	8,979	19,578	(22,583)	13,198
EBITDA (non-GAAP)	108,011	158,254	189,916	338,048
Fair value adjustment on acquired inventories (1)	—	15,975	—	32,044
COVID-19 related costs (2)	—	2,603	—	4,680
Foreign exchange loss (gain)	4,869	930	8,156	1,309
Transaction, integration, and SEC conversion expense	—	894	1,217	5,386
Impairment of long-lived and other assets	—	22,345	—	22,349
Changes in fair value of investments	2,876	1,362	3,799	1,947
Loss (gain) on sale of mineral properties, plant and equipment	757	(1,636)	1,341	(1,614)
Adjusted EBITDA (non-GAAP)	$116,513	$200,727	$204,429	$404,149
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
The following table provides a reconciliation of cash provided by operating activities to free cash flow:

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash provided by operating activities (GAAP)	$95,025	$263,256
Expenditures on mineral properties, plant and equipment	(76,330)	(93,247)
Free cash flow (non-GAAP)	$18,695	$170,009

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
New Accounting Pronouncements
For a discussion of Recently Issued Accounting Pronouncements, see Note 2 of the Condensed Consolidated Financial Statements.
Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference herein) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provided for under these sections. Forward looking statements can be identified with words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “intend,” “estimate,” “projects,” “predict,” “potential,” “continue” and similar expressions, as well as statements written in the future tense. When made, forward-looking statements are based on information known to management at such time and/or management’s good faith belief with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the Company's forward-looking statements. Many of these factors are beyond the Company's ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

Forward-looking statements include, without limitation: forecasts and outlook; timing, production, cost, operating and capital expenditure guidance; the Company’s intention to return excess attributable free cash flow to shareholders; the timing and implementation of the Company’s dividend policy; the implementation of any share buyback program; statements regarding plans or expectations for the declaration of future dividends and the amount thereof; future cash costs and AISC per ounce of gold, silver and other metals sold; the prices of gold, silver, copper, lead, zinc and other metals; mineral resources, mineral reserves, realization of mineral reserves, and the existence or realization of mineral resource estimates; the Company’s ability to discover new areas of mineralization; the timing and extent of capital investment at the Company’s operations; the timing of production and production levels and the results of the Company’s exploration and development programs; current financial resources being sufficient to carry out plans, commitments and business requirements for the next twelve months; movements in commodity prices not impacting the value of any financial instruments; estimated production rates for gold, silver and other metals produced by the Company; the estimated cost of sustaining capital; availability of sufficient financing; receipt of regulatory approvals; the timing of studies, announcements, and analysis; the timing of construction and development of proposed mines and process facilities; ongoing or future development plans and capital replacement; estimates of expected or anticipated economic returns from the Company’s mining projects, including future sales of metals, concentrate or other products produced by the Company and the timing thereof; the impact of COVID-19, including any existing and new variants, on the Company's operations; the Company’s plans and expectations for its properties and operations and the expected impact of any suspensions on operations; and all other timing, exploration, development, operational, financial, budgetary, economic, legal, social, environmental, regulatory, and political matters that may influence or be influenced by future events or conditions.
Such forward-looking information and statements are based on a number of material factors and assumptions, including, but not limited to: the inherent speculative nature of exploration results; the ability to explore; communications with local stakeholders; maintaining community and governmental relations; status of negotiations of joint ventures; weather conditions at the Company’s operations; commodity prices; the ultimate determination of and realization of mineral reserves; existence or realization of mineral resources; the development approach; availability and receipt of required approvals, titles, licenses and permits; sufficient working capital to develop and operate the mines and implement development plans; access to adequate services and supplies; foreign currency exchange rates; interest rates; inflation; access to capital markets and associated cost of funds; availability of a qualified workforce; ability to negotiate, finalize, and execute relevant agreements; lack of social opposition to the Company’s mines or facilities; lack of legal challenges with respect to the Company’s properties; the timing and amount of future production; the ability to meet production, cost, and capital expenditure targets; timing and ability to produce studies and analyses; capital and operating expenditures; economic conditions; availability of sufficient financing; the ultimate ability to mine, process, and sell mineral products on economically favorable terms; and any and all other timing, exploration, development, operational, financial, budgetary, economic, legal, social, geopolitical, regulatory and political factors that may influence future events or conditions, including factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 23, 2022, which was amended on July 12, 2022 solely to reorganize information included in Part I, Item 2, and subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including those discussed in the “Business,” “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of those reports.
The above list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements and information, and such statements and information will not be updated to reflect events or circumstances arising after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks during the six month period ended June 30, 2022.
For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 23, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Management assessed the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon its assessment, Management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, the Company and its subsidiaries have become involved in litigation relating to claims arising out of operations in the normal course of business. Information regarding legal proceedings is contained in Note 17 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company terminated its previous Normal Course Issuer Bid, which commenced on April 21, 2021, on April 20, 2022 (the “2021 NCIB”). Under the 2021 NCIB, the Company was authorized the purchase of up to 10,000,000 common shares. SSR Mining purchased and cancelled 8,800,700 common shares via open market purchases through the facilities of the TSX and the Nasdaq at a weighted average price paid per common share of US$16.82 for US$148.1 million.
The Company’s Board of Directors authorized new Normal Course Issuer Bid which commenced on June 20, 2022 (the “2022 NCIB”). Under the 2022 NCIB, the Company is authorized to purchase up to 10,600,000 common shares through June 19, 2023. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. The 2022 NCIB may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock.
The following table summarizes purchases by the Company, or an affiliated purchaser, of the Company’s equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	-	-	-	1,199,300 (1)
May 1 - May 31	-	-	-	-
June 1 - June 30	797,842 (2)	$18.38 (2)	797,842 (2)	9,802,158 (3)
(1) No shares were purchased in April pursuant to the 2021 NCIB, which terminated on April 20, 2022 with 1,199,300 authorized shares remaining.
(2) The total number of shares purchased in June (and the average price paid per share) reflects shares purchased pursuant to the 2022 NCIB.

(3) The Company's Board of Directors authorized the 2022 NCIB, under which the Company was authorized to repurchase up to 10,600,000 common shares. The program commenced June 20, 2022 and will expire June 19, 2023.

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

SSR MINING INC. Registrant
Date: August 2, 2022	/s/ Alison White
Name: Alison White Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2022	/s/ Russell Farnsworth
Name: Russell Farnsworth Title: Vice President, Controller (Principal Accounting Officer)