Form 10-Q
period 2022-09-30
SSR MINING INC.
filed 2022-11-08
CIK 921638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
  ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes    ☒ No
There were 206,607,962 common shares outstanding on October 31, 2022.

PART I - FINANCIAL INFORMATION
THIRD QUARTER 2022 HIGHLIGHTS (dollars, except per share, per ounce and per pound amounts)
•Operating performance: Delivered third quarter production of 106,919 gold equivalent ounces, and year-to date production of 441,164 gold equivalent ounces. Third quarter production costs were $1,099 per gold equivalent ounce and AISC was $1,901 per gold-equivalent ounce, with year-to-date production costs of $955 per gold equivalent ounce and AISC of $1,331 per gold equivalent ounce. (1)

•Çöpler production restarted late September: At the end of the second quarter of 2022, Türkiye’s Ministry of Environment, Urbanization and Climate Change (“Ministry of Environment”) temporarily suspended operations at the Çöpler mine pending implementation of improvement initiatives requested as a result of a leak of leach solution on June 21, 2022. The Company completed these initiatives and received the required regulatory approvals from Türkiye’s Government authorities on September 22, 2022 and all operations were subsequently restarted at the Çöpler mine.
•Financial results: Attributable net loss in the third quarter was $25.8 million, or $0.12 per diluted share, and adjusted attributable net loss was $13.5 million, or $0.07 per diluted share. For the nine months ending September 30, 2022, operating cash flow was $42.8 million and free cash flow was $(73.4) million. (1)

•Capital returns: At the end of the third quarter, SSR Mining had returned $144.4 million to shareholders in 2022, including $44.4 million in dividends and $100.0 million in share repurchases through the cancellation of 6,053,126 shares. In addition, the Board declared a quarterly cash dividend of $0.07 per share to be payable on December 19, 2022.

•Balance sheet and financial strength: At the end of the third quarter, the Company had a cash and cash equivalents balance of $748.5 million, after $17.8 million in scheduled debt repayments, $85.4 million in share repurchases, and $14.3 million in dividends to shareholders during the quarter.

•Completed the sale of the Pitarrilla project: On July 6, 2022 the Company announced the closing of the sale of the Pitarrilla project to Endeavour Silver following receipt of all required regulatory approvals and satisfaction of customary closing conditions. As consideration for the sale, SSR Mining received $35.0 million in cash, $35.0 million(2) in common shares of Endeavour Silver, and a 1.25% net smelter return royalty on the Pitarrilla property. The sale was originally announced on January 13, 2022.

•Consolidated ownership of the Çöpler District: Subsequent to the quarter, the Company announced an agreement to acquire an additional 30% ownership interest in the Kartaltepe Mining Joint Venture at the Çöpler District from partner Lidya Mining for total consideration of $150.0 million in cash, streamlining operating, financial and exploration activities across the Ҫӧpler District while creating tangible synergies. The transaction is expected to be completed in the fourth quarter of 2022. Upon completion of the transaction, SSR Mining will own 80% of the entirety of the Çöpler District.

(1) AISC, free cash flow, adjusted attributable net income (loss), and adjusted attributable net income (loss) per diluted share are non-GAAP financial measures. For explanations of these measures and reconciliations to the most comparable financial measure calculated under U.S. GAAP, please see the discussion under "Non-GAAP Financial Measures" in Part I, Item 2, Management’s Discussion and Analysis herein.
(2) The fair value of the common shares of Endeavour Silver on July 6, 2022 was $25.6 million. See Note 3 to the Condensed Consolidated Financial Statements for more information.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SSR Mining Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands except per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$166,627	$322,846	$841,656	$1,066,280
Operating Costs and Expenses:
Production costs	106,452	154,521	424,900	483,330
Depreciation, depletion, and amortization	21,555	51,958	134,145	161,731
General and administrative expense	12,714	11,970	48,421	34,936
Exploration, evaluation, and reclamation costs	18,320	11,058	39,422	32,310
Care and maintenance	41,800	—	41,800	—
Impairment of long-lived and other assets	—	5	—	22,354
Other operating expenses, net	1,479	675	2,696	6,060
Gain on sale of assets	(629)	—	(629)	—
Operating income (loss)	(35,064)	92,659	150,901	325,559
Other income (expense):
Interest expense	(4,541)	(4,732)	(13,109)	(14,567)
Other income (expense)	9,153	(6,853)	6,389	(8,646)
Foreign exchange gain (loss)	(11,577)	(1,595)	(19,733)	(2,904)
Total other income (expense)	(6,965)	(13,180)	(26,453)	(26,117)
Income (loss) before income and mining taxes	(42,029)	79,479	124,448	299,442
Income and mining tax benefit (expense)	13,808	(14,285)	(8,775)	(27,483)
Equity income (loss) of affiliates	(151)	(1,015)	(422)	(2,536)
Net income (loss)	(28,372)	64,179	115,251	269,423
Net loss (income) attributable to non-controlling interest	2,579	(7,119)	(14,995)	(28,782)
Net income (loss) attributable to SSR Mining shareholders	$(25,793)	$57,060	$100,256	$240,641

Net income (loss) per share attributable to SSR Mining shareholders
Basic	$(0.12)	$0.27	$0.48	$1.11
Diluted	$(0.12)	$0.26	$0.46	$1.06

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$115,251	$269,423
Adjustments for:
Depreciation, depletion, and amortization	134,145	161,731
Amortization of debt discount	725	703
Reclamation costs	4,436	3,616
Deferred income taxes	(70,340)	(34,410)
Stock-based compensation	3,354	4,831
Equity (income) loss of affiliates	422	2,536
Unrealized loss (gain) on derivative instruments	645	(4,936)
Change in fair value of marketable securities	3,836	6,472
Non-cash fair value adjustment on acquired inventories	8,283	49,205
Loss (gain) on sale of mineral properties, plant and equipment	1,213	(462)
Impairment of long-lived and other assets	—	22,354
Non-cash care and maintenance	10,733	—
Net change in operating assets and liabilities	(169,904)	(56,683)
Net cash provided by operating activities	42,799	424,380

Investing activities
Additions to mineral properties, plant and equipment	(116,155)	(128,924)
Purchases of marketable securities	(7,989)	(8,013)
Proceeds from sale of marketable securities	10,736	4,592
Proceeds from repayment of note receivable	8,358	—
Proceeds from sale of mineral properties, plant and equipment	35,067	2,500
Other investing activities	—	(654)
Net cash used in investing activities	(69,983)	(130,499)

Financing activities
Repayment of debt, principal	(53,359)	(52,500)
Repurchase of common shares	(100,040)	(148,074)
Proceeds from exercise of stock options	2,628	7,476
Principal payments on finance leases	(9,126)	(7,677)
Non-controlling interest dividend	(34,520)	(55,464)
Dividends paid	(44,411)	(32,684)
Other financing activities	194	(1,466)
Net cash used in financing activities	(238,634)	(290,389)
Effect of foreign exchange rate changes on cash and cash equivalents	(3,002)	(1,102)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(268,820)	2,390
Cash, cash equivalents, and restricted cash beginning of period	1,052,865	895,921
Cash, cash equivalents, and restricted cash end of period	$784,045	$898,311

SSR Mining Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$748,476	$863,016
Restricted cash	35,569	35,295
Total cash, cash equivalents, and restricted cash	$784,045	$898,311

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$748,476	$1,017,562
Marketable securities	53,830	40,431
Trade and other receivables	136,820	121,356
Inventories	468,262	389,416
Prepaids and other current assets	23,348	31,549
Total current assets	1,430,736	1,600,314

Mineral properties, plant and equipment, net	3,190,936	3,249,764
Inventories	214,620	221,617
Restricted cash	35,569	35,303
Equity method investments	4,496	4,918
Goodwill	49,786	49,786
Deferred income tax assets	6,119	8,501
Other non-current assets	62,996	41,235
Total assets	$4,995,258	$5,211,438

LIABILITIES
Accounts payable	$43,840	$34,844
Accrued liabilities and other	110,162	165,108
Finance lease liabilities	3,828	12,439
Current portion of debt	89,251	71,491
Total current liabilities	247,081	283,882

Debt	226,259	295,493
Finance lease liabilities	103,422	105,965
Reclamation liabilities	140,382	122,660
Deferred income tax liabilities	260,297	338,788
Other non-current liabilities	23,239	12,133
Total liabilities	1,000,680	1,158,921

EQUITY
Common shares – unlimited authorized common shares with no par value; 206,599 and 211,879 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3,056,924	3,140,189
Retained earnings (deficit)	442,323	397,667
SSR Mining’s shareholders’ equity	3,499,247	3,537,856
Non-controlling interest	495,331	514,661
Total equity	3,994,578	4,052,517
Total liabilities and equity	$4,995,258	$5,211,438
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Common shares
	Number of shares	Amount	Retained earnings (accumulated deficit)	Total equity attributable to equity holders of SSR Mining	Non-controlling interest	Total equity
Balance as of December 31, 2021	211,879	$3,140,189	$397,667	$3,537,856	$514,661	$4,052,517
Exercise of stock options	166	2,433	—	2,433	—	2,433
Settlement of restricted share units (RSUs)	512	—	—	—	—	—
Equity-settled stock-based compensation	—	823	—	823	—	823
Dividends declared to equity holders of SSR Mining	—	—	(15,015)	(15,015)	—	(15,015)
Dividends paid to non-controlling interest	—	—	—	—	(30,773)	(30,773)
Net income (loss)	—	—	67,563	67,563	8,543	76,106
Balance as of March 31, 2022	212,557	$3,143,445	$450,215	$3,593,660	$492,431	$4,086,091
Repurchase of common shares	(798)	(11,711)	(2,956)	(14,667)	—	(14,667)
Exercise of stock options	14	242	—	242	—	242
Settlement of RSUs	69	—	—	—	—	—
Equity-settled stock-based compensation	—	1,033	—	1,033	—	1,033
Dividends paid to equity holders of SSR Mining	—	—	(15,085)	(15,085)	—	(15,085)
Net income (loss)	—	—	58,488	58,488	9,031	67,519
Balance as of June 30, 2022	211,842	$3,133,009	$490,662	$3,623,671	$501,462	$4,125,133
Repurchase of common shares	(5,255)	(77,138)	(8,235)	(85,373)	—	(85,373)
Settlement of RSUs	12	—	—	—	—	—
Equity-settled stock-based compensation	—	1,053	—	1,053	—	1,053
Dividends paid to equity holders of SSR Mining	—	—	(14,311)	(14,311)	—	(14,311)
Dividends paid to non-controlling interest	—	—	—	—	(3,747)	(3,747)
Contributions from non-controlling interest	—	—	—	—	195	195
Net income (loss)	—	—	(25,793)	(25,793)	(2,579)	(28,372)
Balance as of September 30, 2022	206,599	3,056,924	442,323	3,499,247	495,331	3,994,578

SSR Mining Inc.
Condensed Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Common shares
	Number of shares	Amount	Retained earnings (accumulated deficit)	Total equity attributable to equity holders of SSR Mining	Non-controlling interest	Total equity	Contingently redeemable shares
Balance as of December 31, 2020	219,607	$3,242,821	$92,077	$3,334,898	$512,279	$3,847,177	$3,311
Exercise of stock options	364	2,750	—	2,750	—	2,750	—
Settlement of RSUs and PSUs	92	89	—	89	—	89	—
Equity-settled stock-based compensation	—	1,037	—	1,037	—	1,037	—
Transfer of cash-settled RSUs	—	8,802	—	8,802	—	8,802	—
Reclassification of contingently redeemable shares	—	3,311	—	3,311	—	3,311	(3,311)
Dividends paid to equity holders of SSR Mining	—	—	(10,992)	(10,992)	—	(10,992)	—
Dividends paid to non-controlling interest	—	—	—	—	(38,084)	(38,084)	—
Other	—	—	(18)	(18)	—	(18)	—
Net income (loss)	—	—	108,861	108,861	18,590	127,451	—
Balance as of March 31, 2021	220,063	$3,258,810	$189,928	$3,448,738	$492,785	$3,941,523	$—
Repurchase of common shares	(4,000)	(58,654)	(11,600)	(70,254)	—	(70,254)	—
Exercise of stock options	79	850	—	850	—	850	—
Settlement of RSUs	157	406	—	406	—	406	—
Equity-settled stock-based compensation	—	1,594	—	1,594	—	1,594	—
Dividends paid to equity holders of SSR Mining	—	—	(10,974)	(10,974)	—	(10,974)	—
Other	—	—	(204)	(204)	—	(204)	—
Net income (loss)	—	—	74,719	74,719	3,073	77,792	—
Balance as of June 30, 2021	216,299	$3,203,006	$241,869	$3,444,875	$495,858	$3,940,733	$—
Repurchase of common shares	(4,801)	(70,398)	(7,422)	(77,820)	—	(77,820)	—
Exercise of stock options	309	3,877	—	3,877	—	3,877	—
Settlement of RSUs and PSUs	—	(78)	—	(78)	—	(78)	—
Transfer of equity-settled RSUs	—	—	—	—	—	—	—

SSR Mining Inc.
Condensed Consolidated Statement of Changes in Equity
(unaudited, in thousands)

Equity-settled share-based compensation	—	1,610	—	1,610	—	1,610	—
Dividends paid to equity holders of SSR Mining	—	—	(10,718)	(10,718)	—	(10,718)	—
Dividends paid to non-controlling interest	—	—	—	—	(17,380)	(17,380)	—
Other	—	—	(192)	(192)	180	(12)	—
Net income (loss)	—	—	57,060	57,060	7,119	64,179	—
Balance as of September 30, 2021	211,807	3,138,017	280,597	3,418,614	485,777	3,904,391	—
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
SSR Mining is a precious metals mining company with four producing assets located in the United States, Türkiye, Canada and Argentina. The Company is principally engaged in the operation, acquisition, exploration and development of precious metal resource properties located in Türkiye and the Americas. The Company produces gold doré as well as copper, silver, lead and zinc concentrates. The Company’s diversified asset portfolio is comprised of high-margin, long-life assets located in some of the world's most prolific metal districts.The Company’s focus is on safe, profitable gold and silver production from its Çöpler Gold Mine ("Çöpler") in Erzincan, Türkiye, Marigold mine ("Marigold") in Nevada, USA, Seabee Gold Operation ("Seabee") in Saskatchewan, Canada, and Puna Operations ("Puna") in Jujuy, Argentina, and to advance, as market and project conditions permit, its principal development projects and commercial production.

In December 2021, Türkiye began the move to change its internationally recognized official name in English from Turkey to Türkiye. In June 2022, the United Nations announced it would recognize the new name. The Company is pleased to adopt the new name.

At the end of the second quarter of 2022, Türkiye’s Ministry of Environment, Urbanization and Climate Change (“Ministry of Environment”) temporarily suspended operations at the Çöpler mine pending implementation of improvement initiatives requested as a result of a leak of leach solution on June 21, 2022. The Company completed these initiatives and received the required regulatory approvals from Türkiye’s Government authorities on September 22, 2022 and all operations were subsequently restarted at the Çöpler mine. During the temporary suspension, Care and maintenance expense was recorded in the Statements of Operations which represents direct costs and depreciation incurred at Çöpler.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Risks and Uncertainties
As a mining company, the revenue, profitability and future rate of growth of the Company are substantially dependent on the prevailing prices for gold, silver, lead and zinc. The prices of these metals are volatile and affected by many factors beyond the Company’s control, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and the quantities of reserves that the Company can economically produce. The carrying value of the Company’s Mineral properties, plant and equipment; Inventories; Deferred income tax assets; and Goodwill are sensitive to the outlook for commodity prices. A decline in the Company’s price outlook could result in material impairment charges related to these assets.
Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States. Therefore, this information should be read in conjunction with SSR Mining Inc.’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 23, 2022. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. The results for the nine month period ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Reclassifications
Certain amounts and disclosures in prior years have been reclassified to conform to the current year presentation.
Recently Issued Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-04, “Liabilities - Supplier Finance Programs: Disclosure of Supplier Finance Program Obligations,” which makes changes to add certain disclosure requirements for a buyer in a supplier finance program. The amendments require a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated rollforward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The amendments are effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. Early adoption is permitted upon issuance of the update. The provisions of this new pronouncement are being reviewed, but it is not expected this guidance will have a material impact on the Consolidated Financial Statements.
3.ACQUISITIONS AND DIVESTITURES
Acquisitions
On April 14, 2022, the Company completed the purchase of all the issued and outstanding common shares of Taiga Gold Corporation (“Taiga Gold”), which holds the exploration and evaluation stage resources in Saskatchewan, Canada in proximity to the Company’s Seabee mine and Fisher project. The transaction was accounted for as an asset acquisition for total consideration of $24.8 million. The total consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, which consisted primarily of cash and cash equivalents of $4.7 million, exploration and evaluation assets of $27.8 million, and a related deferred tax liability of $7.5 million.
Divestitures

On July 6, 2022, the Company completed the sale of the Pitarrilla project in Durango, Mexico, included in the Exploration, evaluation and development properties segment, to Endeavour Silver Corp. ("Endeavour Silver"). The consideration received included cash of $35.0 million, Endeavour Silver common shares with a fair value on the closing date of $25.6 million (8,577,380 shares at $2.99 per share), and 1.25% net smelter returns royalty on the Pitarrilla property. A gain of $0.6 million was recognized, included in Gain on sale of assets in the Consolidated Statements of Operations, calculated as the difference between the consideration received and carrying amount of the net assets.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4.OPERATING SEGMENTS
The Company currently has four producing mines and a portfolio of precious and base metal dominant projects. Each individual operating mine site and the Company's exploration, evaluation and development properties are considered reportable segments. Operating results of operating segments are reviewed by the Company's chief operating decision maker ("CODM") to make decisions about resources to be allocated to the segments and to assess their performance.
The following tables provide a summary of financial information related to the Company's segments (in thousands):

	Three Months Ended September 30, 2022
	Çöpler	Marigold	Seabee	Puna	Exploration, evaluation and development properties	Corporate and other (1)	Total
Revenue	$4,245	$84,216	$33,346	$44,820	$—	$—	$166,627
Production costs	$306	$53,684	$17,894	$34,568	$—	$—	$106,452
Depletion, depreciation, and amortization	$242	$8,794	$9,187	$3,332	$—	$—	$21,555
Exploration, evaluation, and reclamation costs	$1,142	$958	$4,535	$3,825	$6,718	$1,142	$18,320
Care and maintenance expense (2)	41,800	—	—	—	—	—	41,800
Operating income	$(39,461)	20,780	1,731	3,024	(6,090)	(15,048)	(35,064)
Capital expenditures	$4,663	16,974	10,131	3,445	—	—	35,213
Total assets as of September 30, 2022	$2,061,425	574,230	564,508	305,057	867,563	622,475	4,995,258
(1) Corporate and other consists of business activities that are not included within the reportable segments and provided for reconciliation purposes.

(2) Care and maintenance expense represents direct costs and depreciation incurred at Çöpler during the temporary suspension of operations.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30, 2021
	Çöpler	Marigold	Seabee	Puna	Exploration, evaluation and development properties	Corporate and other (1)	Total
Revenue	$145,217	$95,607	$40,966	$41,056	$—	$—	$322,846
Production costs	$65,773	$50,281	$15,077	$23,390	$—	$—	$154,521
Depletion, depreciation, and amortization	$29,442	$8,023	$10,023	$4,470	$—	$—	$51,958
Exploration, evaluation, and reclamation costs	$2,575	$569	$3,621	$442	$3,476	$375	$11,058
Impairment of long-lived and other assets	$—	$—	$—	$—	$5	$—	$5
Operating income	$46,880	$36,734	$12,253	$12,599	$(3,481)	$(12,326)	$92,659
Capital expenditures	$7,875	$8,126	$10,926	$2,385	$—	$—	$29,312
Total assets as of September 30, 2021	$2,246,665	$526,179	$470,978	$275,240	$1,009,938	$581,167	$5,110,167

(1) Corporate and other consists of business activities that are not included within the reportable segments and provided for reconciliation purposes.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended September 30, 2022
	Çöpler	Marigold	Seabee	Puna	Exploration, evaluation and development properties	Corporate and other (1)	Total
Revenue	$250,395	$238,534	$203,313	$149,414	$—	$—	$841,656
Production costs	$125,985	$142,841	$53,319	$102,755	$—	$—	$424,900
Depletion, depreciation, and amortization	$57,836	$24,077	$38,936	$13,296	$—	$—	$134,145
Exploration, evaluation, and reclamation costs	$2,834	$2,746	$9,881	$6,437	$15,575	$1,949	$39,422
Care and maintenance expense (2)	$41,800	$—	$—	$—	$—	$—	$41,800
Operating income (loss)	$20,270	$68,869	$101,167	$26,693	$(14,948)	$(51,150)	$150,901
Capital expenditures	$15,449	50,540	31,897	7,920	—	—	105,806
Total assets as of September 30, 2022	$2,061,425	574,230	564,508	305,057	867,563	622,475	4,995,258
(1) Corporate and other consists of business activities that are not included within the reportable segments and provided for reconciliation purposes.
(2) Care and maintenance expense represents direct costs and depreciation incurred at Çöpler during the temporary suspension of operations.

	Nine Months Ended September 30, 2021
	Çöpler	Marigold	Seabee	Puna	Exploration, evaluation and development properties	Corporate and other (1)	Total
Revenue	$437,393	$321,113	$153,800	$153,974	$—	$—	$1,066,280
Production costs	$201,927	$155,582	$47,105	$78,716	$—	$—	$483,330
Depletion, depreciation, and amortization	$89,385	$25,438	$32,145	$14,763	$—	$—	$161,731
Exploration, evaluation, and reclamation costs	$9,232	$2,262	$9,977	$1,308	$8,752	$779	$32,310
Impairment of long-lived and other assets	$—	$—	$—	$—	$22,354	$—	$22,354
Operating income (loss)	$131,746	$137,934	$64,554	$57,411	$(31,106)	$(34,980)	$325,559
Capital expenditures	$27,629	$43,412	$33,493	$7,906	$—	$—	$112,440
Total assets as of September 30, 2021	$2,246,665	$526,179	$470,978	$275,240	$1,009,938	$581,167	$5,110,167

(1) Corporate and other consists of business activities that are not included within the reportable segments and provided for reconciliation purposes.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Geographic Area

The following are non-current assets, excluding Goodwill, Restricted cash and Deferred income taxes, by location as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Türkiye	$2,717,094	$2,744,707
Canada	313,833	292,264
United States	319,059	307,857
Argentina	121,995	123,834
Mexico	576	48,345
Peru	491	527
Total	$3,473,048	$3,517,534

The following is revenue information by geographic area based on the location for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Türkiye	$4,245	$145,217	$250,395	$437,393
Canada	33,346	40,966	203,313	153,800
United States	84,216	95,607	238,534	321,113
Argentina	44,820	41,056	149,414	153,974
Total	$166,627	$322,846	$841,656	$1,066,280

5.REVENUE

The following table represents revenues by product (in thousands):

	Three Months Ended September 30,
	2022	2021
Gold doré sales
Çöpler	$4,250	$139,895
Marigold	84,183	95,593
Seabee	33,326	40,948
Concentrate sales
Puna	48,698	43,930
Other (1)
Çöpler	(5)	5,322
Marigold	33	14
Seabee	20	18
Puna	(3,878)	(2,874)
Total	$166,627	$322,846

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Gold doré sales
Çöpler	$248,193	$432,071
Marigold	238,438	321,039
Seabee	203,216	153,721
Concentrate sales
Puna	149,884	156,836
Other (1)
Çöpler	2,202	5,322
Marigold	96	74
Seabee	97	79
Puna	(470)	(2,862)
Total	$841,656	$1,066,280
(1) Other revenue includes: changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.
Revenue by metal
Revenue by metal type for the three and nine months ended September 30 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gold	$121,759	$276,436	$689,847	$906,831
Silver	39,340	36,502	112,043	131,840
Lead	8,365	4,918	28,393	18,258
Zinc	993	2,510	9,448	6,738
Other	(3,830)	2,480	1,925	2,613
Total	$166,627	$322,846	$841,656	$1,066,280
Provisional metal sales
For the three months ended September 30, 2022 and 2021, the change in the fair value of the Company's embedded derivatives relating to provisional concentrate metal sales was an increase (decrease) of $1.3 million and $(2.8) million, respectively, and for the nine months ended September 30, 2022 and 2021, was an increase (decrease) of $2.6 million and $(2.5) million, respectively. The changes in fair value have been recorded in Revenue.
At September 30, 2022, the Company had silver sales of 3.67 million ounces at an average price of $20.60 per ounce, zinc sales of 2.17 million pounds at an average price of $1.48 per pound, and lead sales of 15.67 million pounds at an average price of $0.88 per pound, subject to final pricing over the next several months.
6.INCOME AND MINING TAXES
The Company’s consolidated effective income tax rate was 7.1% for the first nine months of 2022 compared to 9.2% for the first nine months of 2021.The primary driver of the change in the effective rate is foreign currency fluctuations, particularly with the devaluation of the Turkish Lira relative to the USD, as well as changes in book income in foreign jurisdictions with varying tax rates and an uncertain tax position. The Company’s statutory tax rate for the period is 27.0%. The effective rate differs from the statutory rate primarily due to foreign exchange and jurisdictional mix of earnings with different tax rates.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Unrecognized Tax Benefits
The Company records uncertain tax positions on the basis on a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions meeting the “more-likely-than-not” recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, inclusive of interest and penalties, is as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Balance as of January 1	$—	$—
Increase associated with tax positions taken during the current year	—	—
Increase (decrease) associated with tax positions taken during a prior year (1)	9.2	—
Settlements	—	—
Decrease associated with lapses in statutes of limitation	—	—
Balance as of September 30	$9.2	$—

(1) Of the gross unrecognized tax benefits, $9.2 million were recognized as current liabilities in Condensed Consolidated Balance Sheet as of September, 30, 2022.

As of September 30, 2022 and December 31, 2021, $9.2 million and $0, respectively, represent the amount of unrecognized tax benefits, inclusive of interest and penalties that, if recognized, would impact the Company’s effective income tax rate.

As of September 30, 2022, the total amount of accrued income-tax-related interest and penalties included in the Condensed Consolidated Balance Sheets was $5.2 million. The Company believes it is reasonably possible that total amount of the unrecognized tax benefit of $9.2 million will be settled in the next 12 months. During the nine months ended September 30, 2022, the Company recorded $6.6 million of interest and penalties in Income and mining tax benefit (expense) in the Condensed Consolidated Statements of Operations. No amounts were accrued during the nine months ended September 30, 2021.

7.OTHER OPERATING EXPENSES, NET
The following table includes the components of Other operating expenses, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Alacer transaction and integration costs	$—	$611	$—	$5,815
Pitarrilla transaction costs	1,561	—	1,561	—
SEC conversion costs	—	64	1,255	245
Other	(82)	—	(120)	—
Total	$1,479	$675	$2,696	$6,060

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8.OTHER INCOME (EXPENSE)
The following table includes the components of Other income (expense):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$5,344	$514	$9,143	$1,479
Change in fair value of marketable securities	(37)	(4,524)	(3,836)	(6,472)
Gain (loss) on sale of mineral properties, plant, and equipment	(501)	(1,152)	(1,842)	462
Other	4,347	(1,691)	2,924	(4,115)
Total	$9,153	$(6,853)	$6,389	$(8,646)
9.INCOME (LOSS) PER SHARE
The Company calculates basic net income (loss) per share using, as the denominator, the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share uses, as its denominator, the weighted average number of common shares outstanding during the period plus the effect of potential dilutive shares during the period.
Potential dilutive common shares include stock options, Restricted Share Units (“RSUs”), RSU Replacement Units, and convertible notes for periods in which the Company has reported net income (loss).

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The calculations of basic and diluted net income (loss) per share attributable to stockholders of the Company for the three and nine months ended September 30, 2022 and 2021 are based on the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(28,372)	$64,179	$115,251	$269,423
Net (income) loss attributable to non-controlling interest	2,579	(7,119)	(14,995)	(28,782)
Net income (loss) attributable to shareholders of SSR Mining	(25,793)	57,060	100,256	240,641
Interest saving on convertible notes, net of tax	—	1,226	3,677	3,662
Net income (loss) used in the calculation of diluted net income per share	$(25,793)	$58,286	$103,933	$244,303

Weighted average number of common shares issued	207,983	213,426	210,986	217,392
Adjustments for dilutive instruments:
Stock options	—	46	5	53
Restricted share units	—	40	59	55
Convertible notes	—	12,177	12,493	12,152
Diluted weighted average number of shares outstanding	207,983	225,689	223,543	229,652

Net income (loss) per share attributable to common shareholders
Basic	$(0.12)	$0.27	$0.48	$1.11
Diluted	$(0.12)	$0.26	$0.46	$1.06

For the three months ended September 30, 2022, $1.2 million of interest saving on convertible notes, net of tax, and 12,542 shares were excluded from the diluted income per common share calculation because the Company incurred a net loss and the effect would be antidilutive.

10.FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring (at least annually) and nonrecurring basis by level within the fair value hierarchy (in thousands):

	Fair value at September 30, 2022
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Cash	$748,476	$—	$—	$748,476
Restricted cash	35,569	—	—	35,569
Marketable securities	64,616	—	—	64,616
Trade receivables	—	136,820	—	136,820
Derivative asset	—	341	—	341
Deferred consideration	—	—	23,201	23,201
	$848,661	$137,161	$23,201	$1,009,023

	Fair value at December 31, 2021
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Cash	$1,017,562	$—	$—	$1,017,562
Restricted cash	35,303	—	—	35,303
Marketable securities	46,923	—	—	46,923
Trade receivables	—	72,634	—	72,634
Derivative asset	—	987	—	987
Deferred consideration	—	—	22,610	22,610
	$1,099,788	$73,621	$22,610	$1,196,019
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value using significant unobservable inputs (Level 3) in the consolidated financial statements (in thousands):

	Nine Months Ended September 30,
	2022	2021
Balance as of January 1	$22,610	$21,460
Revaluations	591	297
Acquisition of deferred consideration	—	481
Deferred consideration moved to held for sale	—	(20,691)
Balance as of September 30	$23,201	$1,547
Fair values of financial assets and liabilities not already measured at fair value
The fair value of the 2019 Notes and Term Loan as compared to the carrying amounts were as follows (in thousands):

		September 30, 2022		December 31, 2021
	Level	Carrying amount	Fair value	Carrying amount	Fair value
2019 Notes (1)	1	$226,259	$248,285	$225,534	$286,207
Term Loan (2)	2	87,500	89,514	140,000	144,871
Total borrowings		$313,759	$337,799	$365,534	$431,078
(1) The fair value disclosed for the Company's 2019 Notes is included in Level 1 as the basis of valuation uses a quoted price in an active market.
(2) The fair value disclosed for the Company's Term Loan is included in Level 2 as the fair value is determined by an independent third-party pricing source.
11.TRADE AND OTHER RECEIVABLES
Trade and other receivables was composed of the following (in thousands):

	September 30, 2022	December 31, 2021
Trade receivables	$81,042	$86,124
Value added tax receivables	21,952	20,723
Income tax receivable	21,835	9,374
Other taxes receivable	5,838	1,866
Other	6,153	3,269
Total	$136,820	$121,356
No provision for credit loss was recognized as of September 30, 2022 or December 31, 2021. All trade receivables are expected to be settled within twelve months.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12.INVENTORIES
The components of Inventories for the periods ended September 30, 2022 and December 31, 2021 are as follows (in thousands):

	September 30, 2022	December 31, 2021
Materials and supplies	$104,693	$79,372
Stockpiled ore	45,272	27,589
Leach pad inventory	286,870	243,627
Work-in-process	7,871	4,951
Finished goods	23,556	33,877
Total current inventories	$468,262	$389,416

Stockpiled ore	213,245	220,324
Materials and supplies	1,375	1,293
Total non-current inventories	$214,620	$221,617

13.MINERAL PROPERTIES, PLANT AND EQUIPMENT, NET
The components of Mineral properties, plant and equipment, net are as follows (in thousands):

	September 30, 2022	December 31, 2021
Plant and equipment (1)	$1,776,441	$1,762,833
Construction in process	50,853	36,841
Mineral properties subject to depletion	1,411,884	1,331,615
Mineral properties not yet subject to depletion	668,356	141,629
Exploration and evaluation assets	345,511	927,176
Total mineral properties, plant, and equipment	4,253,045	4,200,094
Accumulated depreciation, plant and equipment	(594,008)	(529,635)
Accumulated depreciation, mineral properties	(468,101)	(420,695)
Mineral properties, plant, and equipment, net	$3,190,936	$3,249,764
(1) As of September 30, 2022 and December 31, 2021, plant and equipment includes finance lease right-of-use assets with a carrying amount of $103.0 million and $114.9 million, respectively.
No impairment was recognized for the three and nine months ended September 30, 2022. During the nine month period ended September 30, 2021, the Company recognized an impairment loss of $22.4 million as a result of the agreement entered into subsequent to June 30, 2021 to sell a portfolio of royalty interests and deferred payments (the “Royalty Sales Agreement”) to EMX Royalty Corporation (“EMX”). The $22.4 million impairment loss was recognized in the Company's Exploration, evaluation and development properties segment.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
14.ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other are comprised of the following items (in thousands):

	September 30, 2022	December 31, 2021
Accrued liabilities	$59,665	$51,544
Royalties payable	14,075	32,383
Stock-based compensation liabilities	10,119	22,652
Income taxes payable	22,310	52,206
Lease liabilities	1,847	2,238
Other	2,146	4,085
Total accrued liabilities and other	$110,162	$165,108

15.DEBT
The following tables summarize the Company’s debt balances (in thousands):

	September 30, 2022	December 31, 2021
2019 Notes (1)	$226,259	$225,534
Term Loan	87,500	140,000
Other	1,751	1,450
Total carrying amount	$315,510	$366,984

Current Portion	$89,251	$71,491
Non-Current Portion	$226,259	$295,493
(1) Amount is net of discount and debt issuance costs of $3.7 million and $4.5 million, respectively.

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
The Company had a conversion price change on its 2019 Notes during the quarter ended September 30, 2022. As a result of ongoing dividends and in accordance with the 2019 Notes Agreement, the conversion price for the 2019 Notes was adjusted to 55.4018 common shares per $1,000 principal amount of the 2019 Notes effective on August 11, 2022.
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
Restricted cash accounts must be maintained while the Term Loan is outstanding. As of September 30, 2022 and December 31, 2021, $33.2 million and $32.9 million of restricted cash relates to the Term Loan, respectively. Restricted cash is classified as a non-current asset in the Consolidated Balance Sheets.
As a result of the temporarily suspended operations at the Çöpler mine during most of the third quarter of 2022, the Company was not in compliance with certain financial covenants in relation to the Term Loan as of September 30, 2022. The Company is in discussions with the lenders to obtain a waiver for the non-compliance event. If the Company is unable to obtain a waiver, the lenders may accelerate the repayment schedule and the entire balance of the Term Loan would become due, at which time the Company would use available cash to repay the outstanding borrowings in full. All future remaining principal and interest payment amounts under the Term Loan remain unchanged. As of September 30, 2022, the Company reclassified $17.5 million of the Term Loan, which is scheduled to be repaid in the fourth quarter of 2023, to Current portion of debt as a result of the noncompliance with financial covenants. With this reclassification, the entire balance of the Term Loan is included in Current portion of debt.
Amended Credit Agreement
On June 7, 2021, the Company amended its existing Credit Agreement to extend the maturity to June 8, 2025 and increase the Credit Agreement to $200.0 million with a $100.0 million accordion feature (the "Amended Credit Agreement"). Amounts drawn under the Amended Credit Agreement are subject to variable interest rates at LIBOR plus an applicable margin ranging from 2% to 3%, based on the Company's net leverage ratio. As of September 30, 2022, the Company was in compliance with its covenants. As of September 30, 2022, no borrowings were outstanding on the Amended Credit Agreement, $199.1 million of borrowing capacity was available and outstanding letters of credit totaled $0.9 million.
The Company was in compliance with its externally imposed financial covenants in relation to the Amended Credit Agreement.

16.EQUITY
Repurchase of common shares
On June 20, 2022, the Company received approval of its Normal Course Issuer Bid (the "NCIB") to purchase for cancellation up to 10.6 million of its common shares through the facilities of the TSX, Nasdaq or other Canadian and U.S. marketplaces over a twelve month period beginning June 20, 2022 and ending June 19, 2023.
During the three months ended September 30, 2022, the Company purchased 5,255,284 of its outstanding common shares pursuant to the NCIB at an average share price of $16.25 per share for total consideration of $85.4 million. All shares were cancelled upon purchase. The difference of $8.2 million between the total amount paid and the amount deducted from common shares of $77.1 million was recorded as a direct charge to retained earnings. The amount deducted from common shares was determined based on the average paid in capital per common share outstanding prior to the repurchase date.
During the nine months ended September 30, 2022, the Company purchased 6,053,126 of its outstanding common shares pursuant to the NCIB at an average share price of $16.53 per share for total consideration of $100.0 million. All shares were cancelled upon purchase. The difference of $11.2 million between the total amount paid and the

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
amount deducted from common shares of $88.8 million was recorded as a direct charge to retained earnings. The amount deducted from common shares was determined based on the average paid in capital per common share outstanding prior to the repurchase date.
17.SUPPLEMENTAL CASH FLOW INFORMATION

Net change in operating assets and liabilities during the nine months ended September 30 were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Decrease (increase) in operating assets:
Trade and other receivables	$(20,164)	$(12,108)
Inventories	(80,493)	(38,802)
Other operating assets	768	30,736
Increase (decrease) in operating liabilities:
Accounts payable	9,320	(13,123)
Accrued liabilities	(50,787)	(13,687)
Reclamation liabilities	—	(94)
Other operating liabilities	(28,548)	(9,605)
	$(169,904)	$(56,683)
Other cash information during the nine months ended September 30 were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Interest paid	$(20,177)	$(11,110)
Interest received	$9,143	$2,346
Income taxes paid	$(130,788)	$(50,314)

18.COMMITMENTS AND CONTINGENCIES
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
Environmental matters
The Company uses surety bonds to support certain environmental bonding obligations. As of September 30, 2022 and December 31, 2021, the Company had surety bonds totaling $117.3 million and $117.0 million outstanding, respectively.
Other Commitments and Contingencies
The Company is involved in legal proceedings related to its normal course of business. Management does not believe that these legal cases will have a material effect on the Company’s financial condition or results of the operations.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
19.SUBSEQUENT EVENTS
In October 2022, the Company entered into an agreement to acquire an additional 30% ownership interest in the Kartaltepe Mining Joint Venture at the Çöpler District from partner Lidya Mining for total consideration of $150.0 million in cash. The transaction is expected to be completed in the fourth quarter of 2022. Upon completion of the transaction, the Company will own 80% of the Çöpler District.

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
This item should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of Business Properties included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2022, as amended on July 12, 2022, solely to reorganize information included in Part I, Item 2.
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

Refer to the “Third Quarter Highlights”, “Consolidation Results of Operations”, “Results of Operations”, “Liquidity and Capital Resources” and Non-GAAP Financial Measures” for quarterly information for the nine months ended September 30, 2022.

At the end of the second quarter of 2022, Türkiye’s Ministry of Environment, Urbanization and Climate Change (“Ministry of Environment”) temporarily suspended operations at the Çöpler mine pending implementation of improvement initiatives requested as a result of a leak of leach solution on June 21, 2022. The Company completed these initiatives and received the required regulatory approvals from Türkiye’s Government authorities on September 22, 2022 and all operations were subsequently restarted at the Çöpler mine. During the temporary suspension, Care and maintenance expense was recorded in the Statements of Operations which represents direct costs and depreciation incurred at Çöpler.

On July 6, 2022, the Company completed the sale of the Pitarrilla project in Durango, Mexico to Endeavour Silver Corp. ("Endeavour Silver") for consideration consisting of $35.0 million(1) in common shares of Endeavor Silver, $35.0 million in cash, and a 1.25% net smelter returns royalty on the Pitarrilla property. For further information, see Note 3 to the Condensed Consolidated Financial Statements.

The Company acquired all of the issued and outstanding common shares of Taiga Gold Corporation (“Taiga Gold”) at a price of CAD $0.265 per Taiga Gold share on April 14, 2022, representing total consideration of $24.8 million. The transaction materially expands the Company’s presence in Saskatchewan, Canada, a core jurisdiction, by adding five new properties, which provide new exploration targets stretching south from the Seabee mine to the Company’s 100%-owned Amisk property. Further, the acquisition consolidates a 100% interest in the Fisher property contiguous to the Seabee mine. The Company will leverage its existing teams and infrastructure to advance the exploration of these assets.

(1) The fair value of the common shares of Endeavour Silver on July 6, 2022 was $25.6 million. See Note 3 to the Condensed Consolidated Financial Statements for more information.

Operating Statistics
The following tables summarize operating statistics related to production for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Çöpler	Marigold	Seabee	Puna
Gold produced (oz)	3,733	52,236	20,493	—
Gold sold (oz)	2,591	49,744	19,700	—
Silver produced ('000 oz)	—	—	—	2,738
Silver sold ('000 oz)	—	—	—	2,234
Lead produced ('000 lb)	—	—	—	11,390
Lead sold ('000 lb)	—	—	—	9,169
Zinc produced ('000 lb)	—	—	—	1,590
Zinc sold ('000 lb)	—	—	—	1,050

Ore mined (kt)	70	4,279	108	544
Waste removed (kt)	406	15,922	73	2,228
Total material mined (kt)	476	20,201	181	2,772

Ore stacked - oxide (kt)	—	4,279	—	—
Gold grade stacked - oxide (g/t)	—	0.59	—	—

Ore milled (kt)	64	—	101	431
Gold mill feed grade (g/t)	2.27	—	6.07	—
Gold recovery (%)	86.0	—	97.3	—
Silver mill feed grade (g/t)	—	—	—	206.5
Lead mill feed grade (%)	—	—	—	1.29
Zinc mill feed grade (%)	—	—	—	0.43
Silver recovery (%)	—	—	—	95.8
Lead recovery (%)	—	—	—	92.7
Zinc recovery (%)	—	—	—	38.9

	Three Months Ended September 30, 2021
	Çöpler	Marigold	Seabee	Puna
Gold produced (oz)	82,975	52,049	22,589	—
Gold sold (oz)	80,054	53,339	22,950	—
Silver produced ('000 oz)	—	—	—	2,184
Silver sold ('000 oz)	—	—	—	1,486
Lead produced ('000 lb)	—	—	—	10,571
Lead sold ('000 lb)	—	—	—	6,843
Zinc produced ('000 lb)	—	—	—	3,420
Zinc sold ('000 lb)	—	—	—	1,964

Ore mined (kt)	2,194	4,052	101	437
Waste removed (kt)	4,065	21,346	76	2,519
Total material mined (kt)	6,259	25,398	177	2,956

Ore stacked - oxide (kt)	333	4,052
Gold grade stacked - oxide (g/t)	0.87	0.39

Ore milled (kt)	613	—	91	422
Gold mill feed grade (g/t)	3.81	—	7.70	—
Gold recovery (%)	90.7	—	98.0	—
Silver mill feed grade (g/t)	—	—	—	167.00
Lead mill feed grade (%)	—	—	—	1.20
Zinc mill feed grade (%)	—	—	—	0.54
Silver recovery (%)	—	—	—	96.3
Lead recovery (%)	—	—	—	94.4
Zinc recovery (%)	—	—	—	67.9

	Nine Months Ended September 30, 2022
	Çöpler	Marigold	Seabee	Puna
Gold produced (oz)	125,763	131,793	111,416	—
Gold sold (oz)	132,862	132,681	110,000	—
Silver produced ('000 oz)	—	—	—	6,008
Silver sold ('000 oz)	—	—	—	5,766
Lead produced ('000 lb)	—	—	—	27,582
Lead sold ('000 lb)	—	—	—	28,255
Zinc produced ('000 lb)	—	—	—	4,940
Zinc sold ('000 lb)	—	—	—	5,546

Ore mined (kt)	1,754	13,200	307	1,396
Waste removed (kt)	11,715	56,286	201	6,617
Total material mined (kt)	13,469	69,486	508	8,013

Ore stacked - oxide (kt)	210	13,200	—	—
Gold grade stacked - oxide (g/t)	0.87	0.54	—	—

Ore milled (kt)	1,320	—	295	1,223
Gold mill feed grade (g/t)	2.91	—	11.84	—
Gold recovery (%)	87.1	—	98.2	—
Silver mill feed grade (g/t)	—	—	—	159.9
Lead mill feed grade (%)	—	—	—	1.11
Zinc mill feed grade (%)	—	—	—	0.42
Silver recovery (%)	—	—	—	95.6
Lead recovery (%)	—	—	—	92.5
Zinc recovery (%)	—	—	—	43.7

	Nine Months Ended September 30, 2021
	Çöpler	Marigold	Seabee	Puna
Gold produced (oz)	237,207	177,877	83,318	—
Gold sold (oz)	239,428	178,351	85,416	—
Silver produced ('000 oz)	—	—	—	5,966
Silver sold ('000 oz)	—	—	—	5,349
Lead produced ('000 lb)	—	—	—	26,377
Lead sold ('000 lb)	—	—	—	20,630
Zinc produced ('000 lb)	—	—	—	10,434
Zinc sold ('000 lb)	—	—	—	5,896

Ore mined (kt)	7,480	15,521	287	1,051
Waste removed (kt)	10,891	58,664	209	7,165
Total material mined (kt)	18,370	74,185	496	8,216

Ore stacked - oxide (kt)	1,691	15,521	—	—
Gold grade stacked - oxide (g/t)	1.25	0.41	—	—

Ore milled (kt)	1,716	—	269	1,214
Gold mill feed grade (g/t)	3.56	—	9.75	—
Gold recovery (%)	91.0	—	98.2	—
Silver mill feed grade (g/t)	—	—	—	160.00
Lead mill feed grade (%)	—	—	—	1.07
Zinc mill feed grade (%)	—	—	—	0.60
Silver recovery (%)	—	—	—	95.7
Lead recovery (%)	—	—	—	92.4
Zinc recovery (%)	—	—	—	64.9

Consolidated Results of Operations
A summary of the Company's consolidated financial and operating results for the three and nine months ended September 30, 2022 and 2021 are presented below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change (%)	2022	2021	Change (%)
Financial Results
Revenue	$166,627	$322,846	(48.4)%	$841,656	$1,066,280	(21.1)%
Production costs	$106,452	$154,521	(31.1)%	$424,900	$483,330	(12.1)%
Operating income	$(35,064)	$92,659	(137.8)%	$150,901	$325,559	(53.6)%
Net income (loss)	$(28,372)	$64,179	(144.2)%	$115,251	$269,423	(57.2)%
Net income (loss) attributable to equity holders of SSR Mining	$(25,793)	$57,060	(145.2)%	$100,256	$240,641	(58.3)%
Basic net income (loss) per share attributable to equity holders of SSR Mining	$(0.12)	$0.27	(144.4)%	$0.48	$1.11	(56.8)%
Adjusted attributable net income (loss) (1)	$(13,533)	$88,265	(115.3)%	$119,234	$303,498	(60.7)%
Adjusted basic attributable net income (loss) per share (1)	$(0.07)	$0.41	(117.1)%	$0.57	$1.40	(59.3)%
Adjusted diluted attributable net income (loss) per share (1)	$(0.07)	$0.40	(117.5)%	$0.55	$1.34	(59.0)%

Operating Results
Gold produced (oz)	76,462	157,613	(51.5)%	368,972	498,402	(26.0)%
Gold sold (oz)	72,035	156,343	(53.9)%	375,543	503,195	(25.4)%
Silver produced ('000 oz)	2,738	2,184	25.4%	6,008	5,966	0.7%
Silver sold ('000 oz)	2,234	1,486	50.3%	5,766	5,349	7.8%
Lead produced ('000 lb) (2)	11,390	10,571	7.7%	27,582	26,377	4.6%
Lead sold ('000 lb) (2)	9,169	6,843	34.0%	28,255	20,630	37.0%
Zinc produced ('000 lb) (2)	1,590	3,420	(53.5)%	4,940	10,434	(52.7)%
Zinc sold ('000 lb) (2)	1,050	1,964	(46.5)%	5,546	5,896	(5.9)%

Gold equivalent produced (oz) (3)	106,919	186,941	(42.8)%	441,164	583,316	(24.4)%
Gold equivalent sold (oz) (3)	96,885	176,299	(45.0)%	444,827	579,331	(23.2)%

Average realized gold price ($/oz sold)	$1,710	$1,792	(4.6)%	$1,871	$1,804	3.7%
Average realized silver price ($/oz sold)	$18.98	$24.06	(21.1)%	$22.99	$25.67	(10.4)%

Production cost per gold equivalent ounce sold	$1,099	$876	25.5%	$955	$834	14.5%
Cash cost per gold equivalent ounce sold (1, 3)	$1,051	$713	47.4%	$891	$698	27.7%
AISC per gold equivalent ounce sold (1, 3)	$1,901	$948	100.5%	$1,331	$952	39.8%
(1)The Company reports non-GAAP financial measures including adjusted attributable net income (loss), adjusted basic attributable net income (loss) per share, cash costs and AISC per ounce sold to manage and evaluate its operating performance at its mines. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation of these financial measures to net income (loss) and production costs, which are the comparable GAAP financial measures.
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

Revenue
For the three months ended September 30, 2022, revenue decreased by $156.2 million, or 48.4%, to $166.6 million, as compared to $322.8 million for the three months ended September 30, 2021. The decrease was mainly due to a decrease in gold ounces sold of 53.9%, and a 4.6% decrease in average realized gold prices. At Çöpler, gold sales decreased by $135.6 million, or 97.0%, due to the temporary suspension of operations. At Marigold, gold sales decreased by $11.4 million, or 11.9%, due to fewer gold ounces sold and a 4.5% decrease in the average realized gold price. Marigold’s gold ounces produced remained consistent; however, ounces sold was lower due to the timing of sales. At Seabee, gold sales decreased by $7.6 million, or 18.6%, due to a lower feed grade, accounting for 14.2% of the reduction and a 4.0% decrease in the average realized gold price. At Puna, sales increased by $3.8 million, or 9.2%, primarily due to 50.3% more ounces of silver sold partially offset by a 21.1% lower average realized silver price. The increase in silver ounces sold was due to higher silver mill feed grade.

For the nine months ended September 30, 2022, revenue decreased by $224.6 million, or 21.1%, to $841.7 million as compared to $1,066.3 million for the nine months ended September 30, 2021. The decrease was mainly due to a reduction in total gold equivalent ounces sold of 23.2%, partially offset by a 3.7% increase in average realized gold prices. At Çöpler, gold sales decreased by $183.9 million, or 42.6%, due to the temporary suspension of operations. At Marigold, gold sales decreased by $82.6 million, or 25.7%, due to 25.6% fewer gold ounces sold, offset partially by a 3.3% increase in the average realized gold price. Marigold’s gold ounces sold decreased as a result of fewer tonnes stacked in the nine months prior to production and fewer ounces leached as the result of slower leaching due to fines in the ore from the north pits. At Seabee, gold sales increased by $49.5 million, or 32.2%, due to a 4.5% increase in the average realized gold price and 28.8% more gold ounces sold. Seabee gold ounces sold increased as the result of high mill feed grade. At Puna, sales were in line with the prior period as Puna sold 7.8% more ounces of silver at a 10.4% lower realized silver price.

Production costs
Production costs decreased by $48.1 million, or 31.1%, to $106.5 million for the three months ended September 30, 2022, as compared to $154.5 million for the three months ended September 30, 2021. During the three months ended September 30, 2022, 53.9% fewer ounces of gold were sold and 50.3% higher ounces of silver were sold compared to the same period in 2021. Production costs decreased $65.5 million, or 99.5%, at Çöpler due to the temporary suspension of operations. Production costs at Marigold increased $3.4 million, or 6.8%, due to higher fuel and reagent costs. Production costs at Seabee increased $2.8 million, or 18.7%, due to higher operational costs resulting from inflationary pressures. At Puna, production costs increased $11.2 million, or 47.8%, primarily due to increased cost pressures for fuel, electricity, and reagents in Argentina.

Production costs decreased by $58.4 million, or 12.1%, to $424.9 million for the nine months ended September 30, 2022, as compared to $483.3 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, 25.4% fewer ounces of gold were sold and 7.8% more ounces of silver were sold compared to the same period in 2021. Çöpler production costs decreased $75.9 million, or 37.6%, due to the temporary suspension of operations during the third quarter of 2022. Production costs at Marigold decreased $12.7 million, or 8.2%, due to 25.6% fewer ounces sold, partially offset by higher fuel costs. Production costs at Seabee increased $6.2 million, or 13.2%, due to a 28.8% increase in gold ounces sold, higher operational and equipment maintenance costs and inflationary pressures. At Puna, production costs increased $24.0 million, or 30.5%, primarily due to increased cost pressures for fuel, electricity, and reagents in Argentina.

Depreciation, depletion and amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change (%)	2022	2021	Change (%)
Depreciation, depletion, and amortization ($000s)	$21,555	$51,958	(58.5)%	$134,145	$161,731	(17.1)%
Gold equivalent ounces sold	96,885	176,299	(45.0)%	444,827	579,331	(23.2)%
Depreciation, depletion, and amortization per gold equivalent ounce sold	$222	$295	(24.7)%	$302	$279	8.2%
Depreciation, depletion, and amortization (“DD&A”) expense decreased by $30.4 million, or 58.5%, to $21.6 million for the three months ended September 30, 2022, as compared to $52.0 million for the three months ended September 30, 2021, primarily due to a decrease in gold equivalent ounces sold as a result of the temporary suspension of operations at Çöpler. DD&A expense during the temporary suspension of operations at Çöpler were included in Care and maintenance.
DD&A expense decreased by $27.6 million, or 17.1%, to $134.1 million for the nine months ended September 30, 2022, as compared to $161.7 million for the nine months ended September 30, 2021, primarily due to lower DD&A at Çöpler as a result of the temporary suspension of operations during the third quarter of 2022.

General and administrative expense
General and administrative expense for the three months ended September 30, 2022 was consistent with the three months ended September 30, 2021.
General and administrative expense for the nine months ended September 30, 2022 was $48.4 million as compared to $34.9 million for the nine months ended September 30, 2021. General and administrative expenses increased primarily due to a $9.0 million increase in wage and benefit expenses and consulting expenses, and a $4.2 million increase in office, travel, and insurance expenses.
Exploration, evaluation and reclamation costs
Exploration, evaluation, and reclamation costs increased by $7.3 million for the three months ended September 30, 2022 and by $7.1 million for the nine months ended September 30, 2022 compared to the same periods in 2021. For the three months ended September 30, 2022, the year over year increase was primarily due to a $5.1 million increase in exploration drilling compared to the same period in 2021. For the nine months ended September 30, 2022, the increases are due to $3.1 million increase for more exploration drilling, and a $3.5 million increase in accretion expense compared to the same period in 2021.

Care and maintenance
Care and maintenance expense was $41.8 million for the three and nine months ended September 30, 2022. Care and maintenance expense represents direct costs and depreciation incurred at Çöpler during the temporary suspension of operations in place for the majority of the quarter ended September 30, 2022.

Impairment of long-lived and other assets
No impairment was recognized for the three and nine months ended September 30, 2022. Impairment loss for the nine months ended September 30, 2021 was $22.4 million. During 2021, the Company recognized an impairment loss related to the Royalty Portfolio sold on October 21, 2021, based on the difference between the carrying amount of the assets within the Royalty Portfolio, and the estimated net transaction price.

Other operating expenses, net
Other operating expenses, net for the three months ended September 30, 2022 were $1.5 million as compared to $0.7 million for the three months ended September 30, 2021. The expenses incurred during the third quarter of 2022 were transaction costs related to the sale of the Pitarrilla project. The expenses incurred during the third quarter of 2021 related to the integration activities related to the merger with Alacer and as the result of the Company's transition from a foreign private issuer to a domestic filer under SEC reporting requirements.
Other operating expenses, net for the nine months ended September 30, 2022 were $2.7 million as compared to $6.1 million for the nine months ended September 30, 2021. The expenses incurred during the nine months ended September 30, 2022 were related to transaction costs incurred for the sale of the Pitarrilla project and the Company’s transition from a foreign private issuer to a domestic filer under SEC reporting requirements that occurred earlier in 2022. The expenses incurred during the nine months ended September 30, 2021 were associated with the integration activities related to the merger with Alacer and charges for transition from a foreign private issuer to a domestic filer under SEC reporting requirements, which began in 2021.
Gain on sale of assets
Gain on sale of assets for the three and nine months ended September 30, 2022 was $0.6 million, which is the result of the disposal of the Pitarrilla project. There was no gain on sale of assets recognized in 2021.
Interest expense
Interest expense for the three months ended September 30, 2022 and 2021 remained consistent. Interest expense for the nine months ended September 30, 2022 was $13.1 million as compared to $14.6 million for the nine months ended September 30, 2021 due to less interest incurred on the Term Loan at Çöpler as repayments were made on the principal balance throughout 2021 and 2022.
Other income (expense)
Other income for the three months ended September 30, 2022 was $9.2 million as compared to an expense of $6.9 million for the three months ended September 30, 2021. The change is primarily due to an increase in interest income of $4.8 million and the fluctuation on other gains (losses) of $4.7 million. Additionally, for the three months ended September 30, 2022 and 2021, the Company recognized a loss on marketable securities of $37.0 thousand and a gain of $4.5 million, respectively.
Other income for the nine months ended September 30, 2022 was $6.4 million as compared to an expense of $8.6 million for the nine months ended September 30, 2021. The change is mainly due to an increase in interest income of $7.7 million during 2022 and the fluctuation of other gains (losses) of $2.4 million. Additionally, for the nine months ended September 30, 2022 and 2021, the Company recognized a loss on marketable securities of $3.8 and $6.5 million, respectively.

Foreign exchange gain (loss)
Foreign exchange loss for the three months ended September 30, 2022 was $11.6 million compared to a loss of $1.6 million for the three months ended September 30, 2021. The Company's main foreign exchange exposures are related to net monetary assets and liabilities denominated in TRY, ARS and CAD. During the three months ended September 30, 2022 and 2021, the foreign exchange loss was mainly due to a weakening of the ARS against the USD and its impact on ARS-denominated assets at Puna.

Foreign exchange loss for the nine months ended September 30, 2022 was $19.7 million compared to a loss of $2.9 million for the nine months ended September 30, 2021. The Company's main foreign exchange exposures are related to net monetary assets and liabilities denominated in TRY, ARS and CAD. During the nine months ended September 30, 2022 and 2021, the foreign exchange loss was mainly due to a weakening of the ARS against the USD and its impact on ARS-denominated assets at Puna, partially offset by a weakening of the TRY against the USD and its impact on TRY-denominated liabilities at Çöpler.
Income and mining tax benefit (expense)
Income and mining tax benefit for the three months ended September 30, 2022 was $13.8 million as compared to an expense of $14.3 million for the three months ended September 30, 2021. The decrease in tax expense was primarily as a result of the devaluation of the ARS and TRY relative to the USD, partially offset by an uncertain tax position.
Income and mining tax expense for the nine months ended September 30, 2022 was $8.8 million as compared to $27.5 million for the nine months ended September 30, 2021. The decrease in tax expense was primarily as a result of the devaluation of the ARS and TRY relative to the USD, partially offset by increased withholding taxes on dividends and an uncertain tax position.

Results of Operations
Çöpler, Türkiye

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Data	2022	2021	Change (%)	2022	2021	Change (%)
Gold produced (oz)	3,733	82,975	(95.5)%	125,763	237,207	(47.0)%
Gold sold (oz)	2,591	80,054	(96.8)%	132,862	239,428	(44.5)%
Average realized gold price ($/oz sold)	$1,641	$1,793	(8.5)%	$1,869	$1,805	3.5%

Production costs	$306	$65,773	(99.5)%	$125,985	$201,927	(37.6)%
Production costs ($/oz gold sold)	$118	$822	(85.6)%	$948	$843	12.5%

Cash costs ($/oz gold sold) (1)	$160	$589	(72.8)%	$928	$619	49.9%
AISC ($/oz gold sold) (1)	$14,972	$724	1968.0%	$1,351	$761	77.5%
(1)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Çöpler. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to production costs, which are the comparable GAAP financial measure. For the three and nine months ended September 30, 2022, cash costs and AISC per ounce of gold sold include the impact of any fair value adjustment on acquired inventories. For the three and nine months ended September 30, 2021, cash costs and AISC per ounce of gold sold exclude the impact of any fair value adjustment on acquired inventories.

Production and Production Costs
For the three months ended September 30, 2022 and 2021, Çöpler produced 3,733 and 82,975 ounces of gold, respectively. For the nine months ended September 30, 2022 and 2021, Çöpler produced 125,763 and 237,207 ounces of gold, respectively. Further, production costs for the three and nine months ended September 30, 2022 were $0.3 million and $126.0 million, decreases of 99.5% and 37.6%, respectively, compared to the three and nine months ended September 30, 2021. Lower production and production costs for the three and nine months ended September 30, 2022, are due to the temporary suspension of operations that occurred through the third quarter.
Cash Costs
For the three months ended September 30, 2022 and 2021, cash costs per ounce of gold sold were $160 and $589, respectively. The decrease is due the reduction in production costs for the period given the suspension of operations through September 22, 2022.

For the nine months ended September 30, 2022 and 2021, cash costs per ounce of gold sold were $928 and $619, respectively. The increase is mainly due to 44.5% fewer gold ounces sold due to lower sulfide grades mined and fewer oxide ounces stacked on the leach pad, in addition to higher reagent unit prices during the nine months ended September 30, 2022 compared to the same period in 2021.

AISC
For the three months ended September 30, 2022 and 2021, AISC per ounce of gold sold were $14,972 and $724, respectively. The increase in 2022 is due to lower ounces sold due to the temporary suspension of operations. For the nine months ended September 30, 2022 and 2021, AISC per ounce of gold sold were $1,351 and $761, respectively. The increases are due to 44.5% fewer gold ounces sold during the nine months ended September 30, 2022, compared to the same periods in 2021 due to the temporary suspension of operations that occurred for the majority of the third quarter of 2022.

Marigold, USA

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Data	2022	2021	Change (%)	2022	2021	Change (%)
Gold produced (oz)	52,236	52,049	0.4%	131,793	177,877	(25.9)%
Gold sold (oz)	49,744	53,339	(6.7)%	132,681	178,351	(25.6)%
Average realized gold price ($/oz sold)	$1,712	$1,793	(4.5)%	$1,862	$1,802	3.3%

Production costs	$53,684	$50,281	6.8%	$142,841	$155,582	(8.2)%
Production costs ($/oz gold sold)	$1,079	$943	14.4%	$1,077	$872	23.5%

Cash costs ($/oz gold sold) (1)	$1,081	$943	14.6%	$1,078	$870	23.9%
AISC ($/oz gold sold) (1)	$1,444	$1,127	28.1%	$1,482	$1,140	30.0%
(1)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Marigold. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to production costs, which are the comparable GAAP financial measure.

Production and Production Costs
The ounces of gold produced remained consistent for the three months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, Marigold produced 131,793 and 177,877 ounces of gold, respectively. The production decrease in 2022 was primarily the result of fewer tonnes stacked in the nine months prior to production.
Production costs for the three months ended September 30, 2022 were $53.7 million, an increase of 6.8% compared to the three months ended September 30, 2021. Production costs per ounce increased primarily due to higher fuel and reagent costs.

Production costs for the nine months ended September 30, 2022 were $142.8 million, a decrease of 8.2% compared to the nine months ended September 30, 2021. Production costs were lower due to fewer ounces produced, partially offset by higher production costs per ounce. Production costs per ounce sold were 23.5% higher due to higher fuel and reagent costs as well as fewer gold ounces leached as the result of slower leaching due to fines in the ore from the north pits.

Cash Costs
For the three months ended September 30, 2022 and 2021, cash costs per ounce of gold sold were $1,081 and $943, respectively. For the nine months ended September 30, 2022 and 2021, cash costs per ounce of gold sold were $1,078 and $870, respectively. The increases in cash costs per ounce are the result of increases in production costs per ounce.
AISC
For the three months ended September 30, 2022 and 2021, AISC per ounce of gold sold was $1,444 and $1,127, respectively. The increase is due to increases in cash cost per ounce as well as higher sustaining capital due to componentization, leach pad construction, and dewatering costs.
For the nine months ended September 30, 2022 and 2021, AISC per ounce of gold sold was $1,482 and $1,140, respectively. The increase is mainly due to the increase in cash costs per ounce as well as higher sustaining capital related to dewatering and leach pad construction costs, partially offset by lower componentization costs.

Seabee, Canada

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Data	2022	2021	Change (%)	2022	2021	Change (%)
Gold produced (oz)	20,493	22,589	(9.3)%	111,416	83,318	33.7%
Gold sold (oz)	19,700	22,950	(14.2)%	110,000	85,416	28.8%
Average realized gold price ($/oz sold)	$1,714	$1,786	(4.0)%	$1,884	$1,803	4.5%

Production costs	$17,894	$15,077	18.7%	$53,319	$47,105	13.2%
Production costs ($/oz gold sold)	$908	$657	38.2%	$485	$551	(12.0)%

Cash costs ($/oz gold sold) (1)	$910	$606	50.2%	$486	$513	(5.3)%
AISC ($/oz gold sold) (1)	$1,304	$914	42.7%	$735	$830	(11.4)%
(1)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Seabee. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to production costs, which are the comparable GAAP financial measure.

Production and Production Costs
For the three months ended September 30, 2022 and 2021, Seabee produced 20,493 and 22,589 ounces of gold, respectively. The 9.3% decrease is due to the lower mill feed grade. For the nine months ended September 30, 2022 and 2021, Seabee produced 111,416 and 83,318 ounces of gold, respectively. The 33.7% increase was the result of higher mill feed grade and increased mine and mill productivity levels.
Production costs for the three and nine months ended September 30, 2022 were $17.9 million and $53.3 million, increases of 18.7% and 13.2%, respectively, compared to the three and nine months ended September 30, 2021. The cost increases are due to inflationary pressures on operational and equipment maintenance costs and increased utilization of contractors for higher production. Production costs per ounce sold for the three months ended were $908 as compared to $657 for the three months ended September 30, 2021 due to lower mill feed grade. Production costs per ounce sold was 12.0% lower for the nine months ended September 30, 2022 as compared to 2021 due to higher mill feed grade.
Cash Costs
For the three months ended September 30, 2022 and 2021, cash costs per ounce of gold sold were $910 and $606, respectively. The increase is primarily due to higher production costs per ounce and a 14.2% decrease in gold ounces sold during the three months ended September 30, 2022. For the nine months ended September 30, 2022 and 2021, cash costs per ounce of gold sold were $486 and $513, respectively. The decrease is mainly due to a 28.8% increase in gold ounces sold during the nine months ended September 30, 2022 compared to the same period in 2021 as the result of higher mill feed grade and productivity improvements achieved during 2022.
AISC
For the three months ended September 30, 2022 and 2021, AISC per ounce of gold sold were $1,304 and $914, respectively. The increase is primarily due to the higher cash costs per ounce.
For the nine months ended September 30, 2022 and 2021, AISC per ounce of gold sold were $735 and $830, respectively. The decrease is mainly due to lower cash costs per ounce and more gold ounces sold as the result of higher mill feed grade and productivity improvements achieved during 2022.

Puna, Argentina

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Data	2022	2021	Change (%)	2022	2021	Change (%)
Silver produced ('000 oz)	2,738	2,184	25.4%	6,008	5,966	0.7%
Silver sold ('000 oz)	2,234	1,486	50.3%	5,766	5,349	7.8%
Lead produced ('000 lb)	11,390	10,571	7.7%	27,582	26,377	4.6%
Lead sold ('000 lb)	9,169	6,843	34.0%	28,255	20,630	37.0%
Zinc produced ('000 lb)	1,590	3,420	(53.5)%	4,940	10,434	(52.7)%
Zinc sold ('000 lb)	1,050	1,964	(46.5)%	5,546	5,896	(5.9)%
Gold equivalent sold ('000 oz) (2)	24,850	19,956	24.5%	69,284	76,136	(9.0)%
Average realized silver price ($/oz)	18.98	24.06	(21.1)%	22.99	25.67	(10.4)%

Production costs	$34,568	$23,390	47.8%	$102,755	$78,716	30.5%
Production costs ($/oz silver sold)	$15.47	$15.74	(1.7)%	$17.82	$14.72	21.1%
Production costs ($/oz gold equivalent sold)(2)	$1,391	$1,172	18.7%	$1,483	$1,034	43.4%

Cash costs ($/oz silver sold) (1)	$13.33	$9.65	38.1%	$13.31	$10.68	24.6%
Cash costs ($/oz gold equivalent sold)(1)(2)	$1,199	$718	67.0%	$1,108	$750	47.7%
AISC ($/oz silver sold) (1)	$15.91	$11.65	36.6%	$15.32	$12.73	20.3%
AISC ($/oz gold equivalent sold)(1)(2)	$1,431	$868	64.9%	$1,275	$894	42.6%
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

Production and Production Costs
For the three months ended September 30, 2022, Puna produced 2.7 million ounces of silver, an increase of 25.4% as compared to the three months ended September 30, 2021. This was primarily due to the higher silver grade. For the nine months ended September 30, 2022 and 2021, silver ounces produced remained consistent.
Production costs for the three months ended September 30, 2022 were $34.6 million, an increase of 47.8% as compared to the three months ended September 30, 2021. The increase in production costs was primarily due to an increase in silver ounces sold. Production costs per silver ounce sold were consistent year over year.
Production costs for the nine months ended September 30, 2022 were $102.8 million, an increase of 30.5%, as compared to the nine months ended September 30, 2021. The increase in production costs was primarily due to a rise in the inflation rate in Argentina, causing overall costs to increase.
Cash Costs
For the three months ended September 30, 2022 and 2021, cash costs per ounce of silver sold were $13.33 and $9.65, respectively. For the nine months ended September 30, 2022 and 2021, cash costs per ounce of silver sold were $13.31 and $10.68, respectively. The increases in cash cost per ounce of silver sold for the three and nine months ended September 30, 2022 compared to the same periods of 2021 were primarily due to increased production costs, increased transportation costs due to higher international transport prices, and lower by-product credits.
AISC
For the three months ended September 30, 2022 and 2021, AISC per ounce of silver sold were $15.91 and $11.65, respectively. The increase in AISC per ounce of silver was primarily due to the higher cash costs per ounce as well as higher sustaining capital expenditures and higher sustaining exploration expense related to an increase in exploration drilling.
For the nine months ended September 30, 2022 and 2021, AISC per ounce of silver sold were $15.32 and $12.73, respectively. The increases in AISC per ounce of silver sold as well as higher sustaining exploration expense related to an increase in exploration drilling.

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
In assessing capital structure, the Company includes the components of shareholders’ equity, the 2019 Notes, the Term Loan and the Amended Credit Agreement. In order to facilitate the management of capital requirements, the Company prepares annual budgets and continuously monitors and reviews actual and forecasted cash flows. The annual budget is monitored and approved by the Company's Board of Directors. To maintain or adjust the capital structure, the Company may, from time to time, issue new shares or debt, repay debt, dispose of non-core assets, or buy back shares. The Company expects its current capital resources will be sufficient to meet its business requirements for a minimum of twelve months.
Cash Dividends
During the three and nine months ended September 30, 2022, the Company declared quarterly cash dividends of $0.07 during each quarter, for total dividends of $14.3 million during the three months ended September 30, 2022 and $44.4 million for the nine months ended September 30, 2022.
During the three and nine months ended September 30, 2021, the Company paid quarterly cash dividends of $0.05 and $0.15 per common share, respectively, for total dividends of $10.7 million during the three months ended September 30, 2021 and $32.7 million for the nine months ended September 30, 2021.
Share Repurchase Plan/ Normal Course Issuer Bid
On April 20, 2022, the Normal Course Issuer Bid established as of April 21, 2021 (the “2021 NCIB”) expired. Under the 2021 NCIB, the Company was authorized the purchase of up to 10,000,000 common shares. Under the 2021 plan, the Company purchased and cancelled 8,800,700 common shares via open market purchases through the facilities of the TSX and the Nasdaq at a weighted average price paid per common share of $16.82 and a total repurchase value of $148.1 million.
The Board of Directors authorized a new NCIB (the “2022 NCIB”) on June 20, 2022, to repurchase up to an aggregate of 10,600,000 common shares on the Nasdaq, the TSX and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules. In connection with the 2022 NCIB, the Company entered into an automated share purchase plan. During the three and nine months ended September 30, 2022, the Company repurchased and cancelled common shares of 5,255,284 and 6,053,126, for $85.4 million and $100.0 million, respectively, at a weighted average price paid per common share of $16.53.
Cash and Cash Equivalents
At September 30, 2022, the Company had $748.5 million of cash and cash equivalents, a decrease of $269.1 million from December 31, 2021, mainly due to cash used in the Company’s investing and financing activities, and partially offset by cash flows generated by the Company's operations. The Company held $695.3 million of its cash and cash equivalents balance in USD. Additionally, the Company held cash and cash equivalents of $40.1 million, $9.9 million and $1.1 million in ARS, CAD and TRY, respectively. All cash is invested in short-term investments or high interest savings accounts in accordance with the Company's investment policy with maturities of 90 days or less, providing the Company with sufficient liquidity to meet its foreseeable corporate needs.

Debt
There were no material changes to the Company’s debt and revolving credit facilities since December 31, 2021, except as noted in Note 15 to the Condensed Consolidated Financial Statements.
The Company's working capital at September 30, 2022, together with future cash flows from operations, are expected to be sufficient to fund planned activities and commitments.
Cash Flows
The following table summarizes the Company's cash flow activity for nine months ended September 30:

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$42,799	$424,380
Cash used in investing activities	(69,983)	(130,499)
Cash used in financing activities	(238,634)	(290,389)
Effect of foreign exchange rate changes on cash and cash equivalents	(3,002)	(1,102)
Net increase (decrease) in cash, cash equivalents and restricted cash	(268,820)	2,390
Cash, cash equivalents, and restricted cash, beginning of period	1,052,865	895,921
Cash, cash equivalents, and restricted cash, end of period	$784,045	$898,311
Cash provided by operating activities
For the nine months ended September 30, 2022, cash provided by operating activities was $42.8 million compared to $424.4 million for the nine months ended September 30, 2021. The decrease in cash provided by operating activities is mainly due to the impact of lower gold sales at Çöpler, due to the temporary suspension of operations, and Marigold.
Cash used in investing activities
For the nine months ended September 30, 2022, cash used in investing activities was $70.0 million compared to $130.5 million for the nine months ended September 30, 2021. The decrease in cash used in investing activities is mainly due to proceeds from the sale of the Pitarrilla project of $35.0 million and $8.4 million from the repayment of the EMX note receivable. Additionally, the Company received net proceeds of $10.7 million from the sale of marketable securities offset by the purchase of marketable securities in the amount of $8.0 million during the nine months ended September 30, 2022 as compared to $4.6 million in net proceeds during the same period in 2021. Capital expenditures decreased by $12.8 million.
Cash used in financing activities
For the nine months ended September 30, 2022, cash used in financing activities was $238.6 million compared to $290.4 million for the same period in 2021. The decrease in cash used in financing activities was primarily due to a $48.0 million reduction of repurchases and cancellations of common shares in addition to a $20.9 million reduction in non-controlling interest dividends, partially offset by an increase of dividends paid of $11.7 million for the nine months ended September 30, 2022 compared to 2021.
Contractual Obligations
As of September 30, 2022, there have been no material changes in the Company’s contractual obligations since December 31, 2021 to the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in the Annual Report on Form 10-K, for the year ended December 31, 2021 for information regarding the Company’s contractual obligations.

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
Non-GAAP Measure - Cash Costs and AISC
The Company uses cash costs and cash costs per ounce of precious metals sold to monitor its operating performance internally. The most directly comparable measure prepared in accordance with GAAP is production costs. The Company believes these measures provide investors and analysts with useful information about its underlying cash costs of operations and the impact of by-product credits on its cost structure. The Company also believes they are relevant metrics used to understand its operating profitability and ability to generate cash flow. When deriving the production costs associated with an ounce of precious metal, the Company includes by-product credits. Thereby allowing management and other stakeholders to assess the net costs of gold and silver production. In calculating cash costs and cash costs per ounce, the Company also excludes the impact of specific items that are significant, but not reflective of its underlying operations.
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
The Company believes that AISC represents the total costs of producing gold and silver from current operations and provides the Company and other stakeholders with additional information about its operating performance and ability to generate cash flows. AISC allows the Company to assess its ability to support capital expenditures and to sustain future production from the generation of operating cash flows.
When deriving the number of ounces of precious metal sold, the Company considers the physical ounces available for sale after the treatment and refining process, commonly referred to as payable metal, as this is what is sold to third parties.

The following tables provide a reconciliation of production costs to cash costs and AISC:

	Three Months Ended September 30, 2022
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Production costs (GAAP)	$306	$53,684	$17,894	$34,568	$—	$106,452
By-product credits	5	(33)	(21)	(8,448)	—	(8,497)
Treatment and refining charges	—	123	56	3,663	—	3,842
Cash costs (non-GAAP)	311	53,774	17,929	29,783	—	101,797
Sustaining capital expenditures	6,299	15,881	7,055	3,445	—	32,680
Sustaining exploration and evaluation expense	383	1,626	—	1,820	—	3,829
Care and maintenance (3)	31,067	—	—	—	—	31,067
Reclamation cost accretion and amortization	415	526	703	432	—	2,076
General and administrative expense and stock-based compensation expense	215	—	—	70	12,429	12,714
Total AISC (non-GAAP)	$38,690	$71,807	$25,687	$35,550	$12,429	$184,163

Gold sold (oz)	2,591	49,744	19,700	—	—	72,035
Silver sold (oz)	—	—	—	2,234,323	—	2,234,323
Gold equivalent sold (oz) (1)(2)	2,591	49,744	19,700	24,850	—	96,885

Production cost per gold equivalent ounce sold(1)	$118	$1,079	$908	$1,391	N/A	$1,099
Cash cost per gold ounce sold	$160	$1,081	$910	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$13.33	N/A	N/A
Cash cost per gold equivalent ounce sold(1)	$160	$1,081	$910	$1,199	N/A	$1,051
AISC per gold ounce sold	$14,972	$1,444	$1,304	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$15.91	N/A	N/A
AISC per gold equivalent ounce sold(1)	$14,972	$1,444	$1,304	$1,431	N/A	$1,901
(1)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.
(2)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.
(3)Care and maintenance expense in the AISC calculation only includes direct costs, as depreciation is not included in the calculation of AISC.

	Three Months Ended September 30, 2021
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Production costs (GAAP)	$65,773	$50,281	$15,077	$23,390	$—	$154,521
By-product credits	(1,487)	(14)	(18)	(10,784)	—	(12,303)
Treatment and refining charges	—	65	49	2,962	—	3,076
Incremental COVID-19 related costs(1)	—	(46)	(1,204)	(1,231)	—	(2,481)
Fair value adjustment on acquired inventories	(17,161)	—	—	—	—	(17,161)
Cash costs (non-GAAP)	47,125	50,286	13,904	14,337	—	125,652
Sustaining capital expenditures	9,155	8,996	6,932	2,385	—	27,468
Sustaining exploration and evaluation expense	147	217	—	36	—	400
Reclamation cost accretion and amortization	527	616	152	406	—	1,701
General and administrative expense and stock-based compensation expense	1,032	—	(8)	154	10,791	11,969
Total AISC (non-GAAP)	$57,986	$60,115	$20,980	$17,318	$10,791	$167,190

Gold sold (oz)	80,054	53,339	22,950	—	—	156,343
Silver sold (oz)	—	—	—	1,486,272	—	1,486,272
Gold equivalent sold (oz) (2)(3)	80,054	53,339	22,950	19,956	—	176,299

Production cost per gold equivalent ounce sold(2)	$822	$943	$657	$1,172	N/A	$876
Cash cost per gold ounce sold	$589	$943	$606	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$9.65	N/A	N/A
Cash cost per gold equivalent ounce sold(2)	$589	$943	$606	$718	N/A	$713
AISC per gold ounce sold	$724	$1,127	$914	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$11.65	N/A	N/A
AISC per gold equivalent ounce sold(2)	$724	$1,127	$914	$868	N/A	$948
(1)COVID-19 related costs include direct, incremental costs associated with COVID-19.
(2)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.
(3)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Nine Months Ended September 30, 2022
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Production costs (GAAP)	$125,985	$142,841	$53,319	$102,755	$—	$424,900
By-product credits	(2,726)	(96)	(97)	(37,017)	—	(39,936)
Treatment and refining charges	—	301	262	11,029	—	11,592
Cash costs (non-GAAP)	123,259	143,046	53,484	76,767	—	396,556
Sustaining capital expenditures	20,778	45,431	26,316	8,085	—	100,610
Sustaining exploration and evaluation expense	2,111	6,577	—	1,984	—	10,672
Care and maintenance(3)	31,067	—	—	—	—	31,067
Reclamation cost accretion and amortization	677	1,596	1,053	1,295	—	4,621
General and administrative expense and stock-based compensation expense	1,670	1	11	233	46,507	48,422
Total AISC (non-GAAP)	$179,562	$196,651	$80,864	$88,364	$46,507	$591,948

Gold sold (oz)	132,862	132,681	110,000	—	—	375,543
Silver sold (oz)	—	—	—	5,766,165	—	5,766,165
Gold equivalent sold (oz) (1)(2)	132,862	132,681	110,000	69,284	—	444,827

Production cost per gold equivalent ounce sold(1)	$948	$1,077	$485	$1,483	N/A	$955
Cash cost per gold ounce sold	$928	$1,078	$486	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$13.31	N/A	N/A
Cash cost per gold equivalent ounce sold(1)	$928	$1,078	$486	$1,108	N/A	$891
AISC per gold ounce sold	$1,351	$1,482	$735	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$15.32	N/A	N/A
AISC per gold equivalent ounce sold(1)	$1,351	$1,482	$735	$1,275	N/A	$1,331
(1)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.
(2)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.
(3)Care and maintenance expense in the AISC calculation only includes direct costs, as depreciation is not included in the calculation of AISC.

	Nine Months Ended September 30, 2021
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Production costs (GAAP)	$201,927	$155,582	$47,105	$78,716	$—	$483,330
By-product credits	(4,494)	(74)	(79)	(29,066)	—	(33,713)
Treatment and refining charges	—	327	308	10,442	—	11,077
Incremental COVID-19 related costs(1)	—	(649)	(3,526)	(2,985)	—	(7,160)
Fair value adjustment on acquired inventories	(49,205)	—	—	—	—	(49,205)
Cash costs (non-GAAP)	148,228	155,186	43,808	57,107	—	404,329
Sustaining capital expenditures	25,728	44,902	26,594	7,906	—	105,130
Sustaining exploration and evaluation expense	367	1,207	—	90	—	1,664
Reclamation cost accretion and amortization	1,911	2,055	469	1,218	—	5,653
General and administrative expense and stock-based compensation expense	6,021	(103)	19	1,776	27,223	34,936
Total AISC (non-GAAP)	$182,255	$203,247	$70,890	$68,097	$27,223	$551,712

Gold sold (oz)	239,428	178,351	85,416	—	—	503,195
Silver sold (oz)	—	—	—	5,349,386	—	5,349,386
Gold equivalent sold (oz) (2)(3)	239,428	178,351	85,416	76,136	—	579,331

Production cost per gold equivalent ounce sold(2)	$843	$872	$551	$1,034	N/A	$834
Cash cost per gold ounce sold	$619	$870	$513	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$10.68	N/A	N/A
Cash cost per gold equivalent ounce sold(2)	$619	$870	$513	$750	N/A	$698
AISC per gold ounce sold	$761	$1,140	$830	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$12.73	N/A	N/A
AISC per gold equivalent ounce sold(2)	$761	$1,140	$830	$894	N/A	$952
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

Non-GAAP Measure - Adjusted Attributable Net Income (Loss)
Adjusted attributable net income (loss) and adjusted attributable net income (loss) per share are used by management and investors to measure the Company's underlying operating performance. The most directly comparable financial measures prepared in accordance with GAAP are net income (loss) attributable to equity holders of SSR Mining and net income (loss) per share attributable to equity holders of SSR Mining. Adjusted attributable net income (loss) is defined as net income (loss) adjusted to exclude the after-tax impact of specific items that are significant, but not reflective of the Company's underlying operations, including impairment charges; foreign exchange (gains) losses and inflationary impacts on tax balances; transaction, integration, and SEC conversion expenses; and other non-recurring items.
The following table provides a reconciliation of net income (loss) attributable to equity holders of SSR Mining to adjusted net income (loss) attributable to equity holders of SSR Mining:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share)	2022	2021	2022	2021
Net income (loss) attributable to equity holders of SSR Mining (GAAP)	$(25,793)	$57,060	$100,256	$240,641
Interest saving on convertible notes, net of tax	—	1,226	3,677	3,662
Net income (loss) used in the calculation of diluted net income per share	$(25,793)	$58,286	$103,933	$244,303

Weighted-average shares used in the calculation of net income and adjusted net income (loss) per share
Basic	207,983	213,426	210,986	217,392
Diluted	207,983	225,689	223,543	229,652

Net income (loss) per share attributable to common stockholders (GAAP)
Basic	$(0.12)	$0.27	$0.48	$1.11
Diluted	$(0.12)	$0.26	$0.46	$1.06

Adjustments:
Fair value adjustment on acquired assets(1)	—	26,449	$—	75,928
COVID-19 related costs (2)	—	2,480	—	7,160
Foreign exchange loss (gain)	11,577	1,595	19,733	2,904
Alacer transaction and integration costs	—	611	—	5,815
Pitarrilla transaction costs	1,561	—	1,561	—
SEC conversion costs	—	64	1,255	245
Impairment of long-lived and other assets	—	5	—	22,354
Change in fair value of marketable securities	37	4,524	3,836	6,472
Loss (gain) on sale of mineral properties, plant and equipment	(128)	1,152	1,213	(462)
Income tax impact related to above adjustments	(382)	(8,607)	(2,045)	(25,448)
Foreign exchange (gain) loss and inflationary impacts on tax balances	(11,850)	(5,015)	(18,020)	(44,666)
Other tax adjustments(3)	11,445	—	11,445	—
Impact of tax rate change on fair value adjustments	—	7,947	—	12,555
Adjusted net income (loss) attributable to equity holders of SSR Mining (Non-GAAP)	$(13,533)	$88,265	$119,234	$303,498

Adjusted net income (loss) per share attributable to SSR Mining shareholders (Non-GAAP)
Basic	$(0.07)	$0.41	$0.57	$1.40
Diluted	$(0.07)	$0.40	$0.55	$1.34

(1)Fair value adjustments on acquired assets relate to the acquisition of Alacer's inventories and mineral properties.
(2)COVID-19 related costs include direct, incremental costs associated with COVID-19 at all operations.
(3)Represents charges related to a tax settlement and an uncertain tax position.

Non-GAAP Measure - Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and Adjusted EBITDA
EBITDA represents net income (loss) before interest, taxes, depreciation, and amortization. EBITDA is an indicator of the Company's ability to generate liquidity by producing operating cash flow to fund working capital needs, service debt obligations, and fund capital expenditures.
Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation, and amortization, adjusted to exclude the impact of specific items that are significant, but not reflective of the Company's underlying operations, including impairment charges; foreign exchange gains (losses); transaction and integration expenses; unrealized gains (losses) on derivatives; and other non-recurring items.
The most directly comparable financial measure prepared in accordance with GAAP to EBITDA and Adjusted EBITDA is net income (loss) attributable to equity holders of SSR Mining.
The following is a reconciliation of net income (loss) attributable to equity holders of SSR Mining to EBITDA and adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income (loss) attributable to equity holders of SSR Mining (GAAP)	$(25,793)	$57,060	$100,256	$240,641
Net income (loss) attributable to non-controlling interests	(2,579)	7,119	14,995	28,782
Depletion, depreciation and amortization	21,555	51,958	134,145	161,731
Interest expense	4,541	4,732	13,109	14,567
Income and mining tax expense (benefit)	(13,808)	14,285	8,775	27,483
EBITDA (non-GAAP)	(16,084)	135,154	271,280	473,204
Fair value adjustment on acquired inventories (1)	—	17,161	—	49,205
COVID-19 related costs (2)	—	2,480	—	7,160
Foreign exchange loss (gain)	11,577	1,595	19,733	2,904
Alacer transaction and integration costs	—	611	—	5,815
Pitarrilla transaction costs	1,561	—	1,561	—
SEC conversion costs	—	64	1,255	245
Impairment of long-lived and other assets	—	5	—	22,354
Change in fair value of marketable securities	37	4,524	3,836	6,472
Loss (gain) on sale of mineral properties, plant and equipment	(128)	1,152	1,213	(462)
Adjusted EBITDA (non-GAAP)	$(3,037)	$162,746	$298,878	$566,897
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
The following table provides a reconciliation of cash provided by operating activities to free cash flow:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash provided by operating activities (GAAP)	$42,799	$424,380
Expenditures on mineral properties, plant and equipment	(116,155)	(128,924)
Free cash flow (non-GAAP)	$(73,356)	$295,456

Critical Accounting Estimates
Refer to the Company’s Management’s Discussion and Analysis of Critical Accounting Estimates included in Part II of the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 23, 2022.
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

Forward-looking statements include, without limitation, the types of statements listed under the heading “Forward-Looking Statements” in Part I, Item 1. Business of the Annual Report on Form 10-K for the year ended December 31, 2021.

The forward-looking information and statements in this report are based on a number of material factors and assumptions, including, but not limited to the factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 23, 2022, which was amended on July 12, 2022 solely to reorganize information included in Part I, Item 2, and subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including those discussed in the “Business,” “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of those reports. Such factors are not exhaustive of the factors that may affect any of the Company’s forward-looking statements and information, and such statements and information will not be updated to reflect events or circumstances arising after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks during the nine month period ended September 30, 2022.
For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7A of the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 23, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Management assessed the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon its assessment, Management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, the Company and its subsidiaries have become involved in litigation relating to claims arising out of operations in the normal course of business. Information regarding legal proceedings is contained in Note 18 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item IA., “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The risks described in the Annual Report and herein are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that is deemed to be immaterial may also materially adversely affect the business, financial condition, cash flows and/or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Under the Normal Course Issuer Bid (the “2022 NCIB”), which commenced on June 20, 2022, the Company was authorized to purchase up to 10,600,000 common shares through June 19, 2023. The Company purchased and cancelled 6,053,126 common shares via open market purchases through the facilities of the TSX and Nasdaq at a weighted average price paid per common share of $16.63 for approximately $100.0 million.
The following table summarizes purchases by the Company, or an affiliated purchaser, of the Company’s equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	3,218,770	$16.45	4,016,612	6,583,388 (1)
August 1 - August 31	2,036,514	$15.92	6,053,126	4,546,874
September 1 - September 30(3)	-	-	-	4,546,874

(1) The total number of shares purchased (and the average price paid per share) reflects shares purchased pursuant to the 2022 NCIB.

(2) The Company's Board of Directors authorized the 2022 NCIB, under which the Company was authorized to repurchase up to 10,600,000 common shares. The program commenced June 20, 2022 and on August 16, 2022, the Company had repurchased the maximum value of shares authorized by the Board of Directors.

(3) No shares were purchased in September pursuant to the 2022 NCIB.

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
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number
10.1 +*	Transition Agreement and General Release, dated August 1, 2022, between SSR Mining Inc., SSR Management Inc. and Stewart Beckman.
10.2 +*	SSR Mining Inc. Short-Term Incentive Compensation Program Plan.
31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95 +	Mine Safety Information Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
101	101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE	XBRL Instance - XBRL tags are embedded within the Inline XBRL document
XBRL Taxonomy Extension Schema
XBRL Taxonomy Extension Calculation
XBRL Taxonomy Extension Definition
XBRL Taxonomy Extension Labels
XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
+	Filed herewith
++	Furnished herewith
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SSR MINING INC. Registrant
Date: November 8, 2022	/s/ Alison White
Name: Alison White Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2022	/s/ Russell Farnsworth
Name: Russell Farnsworth Title: Vice President, Controller (Principal Accounting Officer)