Form 10-K/A
period 2022-12-31
SSR MINING INC.
filed 2023-03-17
CIK 921638

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

EXPLANATORY NOTE
This Amendment to the Annual Report on Form 10-K/A (this "Amendment") amends the original Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "Form 10-K") of SSR Mining Inc. (the "Company"), as filed with the Securities and Exchange Commission on February 22, 2023.
The Amendment is being filed solely to correct a typographical error related to the date of the audit opinion (the "Audit Opinion") included in the Form 10-K. The date of the Audit Opinion of PricewaterhouseCoopers LLP, entitled "Report of Independent Registered Public Accounting Firm," contained in Part II, Item 8 "Consolidated Financial Statements and Supplementary Date" of the Form 10-K, was incorrectly entered, solely in the Form 10-K, as February 23, 2023, instead of February 22, 2023.
The Company’s audited consolidated financial statements contained in Part II, Item 8 of the Form 10-K have not changed in any manner. A new currently dated consent of PricewaterhouseCoopers LLP is also included as Exhibit 23.1.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed or furnished with the Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.
Except as expressly set forth above, the Amendment does not, and does not purport to, amend, update, or restate any other information in the Form 10-K or reflect any events that have occurred after the filing of the Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K.

TABLE OF CONTENTS

Page
PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	2
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	50
SIGNATURES	53
PART II

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
February 22, 2023
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
At acquisition, the Company recognized all assets acquired and liabilities assumed at an aggregate fair value of $284.7 million, primarily consisting of $361.6 million in Mineral properties, plant and equipment, net1 and $72.3 million in Deferred tax liabilities2 on the Consolidated Balance Sheets. The fair value of Lidya’s 20% interest of $48.6 million was recognized as Non-controlling interest on the Consolidated Balance Sheets. The Company retained a third-party appraiser to assist in determining the fair value of the assets acquired, liabilities assumed, and non-controlling interest as of the acquisition date. The fair value estimates were based on income and market valuation methods1. Fair value is a market-based measurement and does not include entity-specific synergies.
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
The Company acquired all of the issued and outstanding common shares of Alacer, with Alacer shareholders receiving 0.3246 of the Company’s common stock for every one Alacer share (the "Exchange Ratio"). The
1 The fair value of mineral properties, plant and equipment is based on applying the income and market valuation methods and includes a provision for the estimated fair value of asset retirement obligations related to the long-lived tangible assets. The significant assumptions include future metal prices, estimated quantities of mineral reserves and mineral resources, future operating costs, discount rates, and in-situ multiples.
2 Deferred income tax liabilities represent the future tax expense associated with the differences between the fair value allocated to assets and liabilities and the historical carryover tax basis of these assets and liabilities.

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
During the years ended December 31, 2022, 2021 and 2020, total cash paid to settle RSUs and RSU Replacement Units was $— million, $0 million, and $4.6 million, respectively. The fair value of RSUs and RSU Replacement Units granted was $7.3 million, $7.2 million, and $25.4 million, for the years ended December 31, 2022, 2021 and 2020, respectively. The fair value of RSUs and RSU Replacement Units vested was $14.0 million, $3.3 million, and $14.1 million, during the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, there was $5.3 million of total unrecognized compensation cost related to unvested RSUs and RSU Replacement Units expected to be recognized over approximately 2.7 years.
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
Prior to April 1, 2023, the Company may not redeem the 2019 Notes, except in the event of certain changes in Canadian tax law. On or after April 1, 2023 and prior to April 1, 2026, the Company may redeem all or part of the 2019 Notes for cash, but only if the last reported sales price of its common stock for 20###or more trading days in a period of 30###consecutive trading days exceeds 130% of the conversion price in effect on each such trading day. On or after April 1, 2026, the Company may redeem the 2019 Notes in full or in part, for cash.
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this Annual Report:
1.    Consolidated financial statements: the consolidated financial statements and the Report of Independent Registered Public Accounting Firm (PCAOB ID 271) are included in Item 8. Financial Statements and Supplementary Data, of this Amendment to Annual Report on Form 10-K.
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

SSR Mining Inc.
Notes to Consolidated Financial Statements

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

SSR Mining Inc.
Notes to Consolidated Financial Statements

10.8
Waiver and Amendment Letter, dated December 30, 2022, between ING Bank N.V., as Facility Agent acting for and on behalf of the Majority Lenders, and Anagold Madencilik Sanayi ve Ticaret A.S., as the Borrower.

10.9 *	SSR Mining Inc. 2021 Share Compensation Plan (incorporated by reference to SSR Mining Inc.’s Registration Statement on Form S-8 filed with the SEC on September 3, 2021).
10.10 *	SSR Mining Inc. Non-Employee Director’s Deferred Share Unit Plan.
10.11 *	SSR Mining Inc. 2020 Share Compensation Plan.
10.12 *	SSR Mining Inc. 2017 Share Compensation Plan.
10.13 *	Alacer Gold Corp. 2017 Restricted Stock Unit Plan.
10.14 *	Alacer Gold Corp. 2017 Performance Share Unit Plan.
10.15 *	SSR Mining Inc. Short-Term Incentive Compensation Program Plan.
10.16	Employment Agreement, dated October 1, 2020, between SSR Mining Inc. and Gregory Martin.
10.17	Termination of Employment Letter, dated February 26, 2021, between SSR Mining Inc. and Gregory Martin.
10.18	Employment Agreement, dated October 1, 2020, between SSR Mining Inc. and Rodney P. Antal.
10.19	Employment Agreement, dated October 1, 2020, between SSR Mining Inc. and Stewart Beckman.
10.20	Employment Agreement, dated October 1, 2020, between SSR Mining Inc. and F. Edward Farid.
10.21	Employment Agreement, dated October 1, 2020, between SSR Mining Inc. and Michael J. Sparks.
10.22	Employment Agreement, dated February 26, 2021, between SSR Mining Inc. and Alison White.
10.23	Transition Agreement and General Release, dated August 1, 2022, between SSR Mining Inc., SSR Management Inc. and Stewart Beckman.
10.24 *	SSR Mining Inc. 2020 Share Compensation Plan Form Agreement for Restricted Share Units.
10.25 *	SSR Mining Inc. 2020 Share Compensation Plan Form Agreement for Performance Share Units.
10.26 *	Alacer Gold Corp. 2017 Restricted Stock Unit Plan Form Award Letter.
10.27 *	Alacer Gold Corp. 2017 Performance Share Unit Plan Form Award Letter.
21	Subsidiaries of SSR Mining Inc.
23.1 +	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Karthik Rathnam.
23.3	Consent of Brandon Heser.
31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SSR Mining Inc.
Notes to Consolidated Financial Statements

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Information Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
101 +	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.
104 ++	Cover Page Interactive Data File (embedded within the Inline XBRL document).
+	Filed herewith
++	Furnished herewith
*	Indicates a previously filed management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SSR MINING INC. Registrant
Date: March 17, 2023	/s/ Rodney P. Antal
Name: Rodney P. Antal Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Rodney P. Antal	President, Chief Executive Officer and Director	March 17, 2023
Rodney P. Antal	(Principal Executive Officer)

/s/ Alison White	Executive Vice President, Chief Financial Officer	March 17, 2023
Alison White	(Principal Financial Officer)