Form 10-Q
period 2023-03-31
SSR MINING INC.
filed 2023-05-04
CIK 921638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
  ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes    ☒ No
There were 206,519,830 common shares outstanding on March 31, 2023.

PART I - FINANCIAL INFORMATION
FIRST QUARTER 2023 HIGHLIGHTS (dollars, except per share, per ounce and per pound amounts)
•Operating performance: The Company reported first quarter 2023 production of 146,894 gold equivalent ounces at cost of sales of $1,289 per gold equivalent ounce and all-in sustaining costs (“AISC”) of $1,693 per gold-equivalent ounce.(1) As expected, first quarter 2023 AISC reflects increased sustaining capital spend at Seabee related to deliveries over the winter road and haul truck purchases at Marigold.

•Financial results: Attributable net income in the first quarter of 2023 was $29.8 million, or $0.14 per diluted share, and adjusted attributable net income was $21.3 million, or $0.10 per diluted share. For the three months ending March 31, 2023, operating cash flow was $3.0 million and free cash flow was $(56.3) million. (1)

•Capital returns: During the first quarter of 2023, the Company returned $19.6 million to shareholders, which includes $14.4 million in dividends and $5.2 million in share repurchases. Since the inception of the Company’s Normal Course Issuer Bid (“NCIB”) program on June 20, 2022, the Company has purchased a total of 6,401,297 shares at an average price of $16.44 per share representing approximately $105.2 million in total returns as of March 31, 2023.

•Balance sheet and financial strength: As of March 31, 2023, the Company had a cash and cash equivalents balance of $561.8 million after returning $19.6 million to shareholders and making $17.8 in debt repayments.

•Delivered strong near-mine exploration results at Puna: The Company continued to showcase its global exploration platform with the positive exploration update from the Puna operations in Argentina during the first quarter. The 2022 exploration program focused on resource expansion, discovery and reconciliation drilling at Chinchillas and was the first exploration drilling completed at the property since 2016. The positive results highlight the potential for extensions to Puna’s current Mineral Reserve life.

•2022 ESG and Sustainability Report: On April 14, 2023, the Company published its fifth annual ESG and Sustainability Report. The report provided a comprehensive overview of how the Company manages sustainability across the business, detailed specific achievements from 2022 and outlined commitments made for 2023. Information included in the Company’s ESG and Sustainability Report is not incorporated by reference into this Form 10-Q.

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

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SSR Mining Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands except per share)

	Three Months Ended March 31,
	2023	2022
Revenue	$314,614	$355,446
Operating costs and expenses:
Cost of sales (1)	199,297	153,520
Depreciation, depletion, and amortization	47,095	58,742
General and administrative expense	18,541	16,239
Exploration, evaluation, and reclamation costs	12,698	9,858
Other operating expenses, net	(2)	1,217
Operating income (loss)	36,985	115,870
Other income (expense):
Interest expense	(5,060)	(4,295)
Other income (expense)	13,052	(367)
Foreign exchange gain (loss)	(13,185)	(3,287)
Total other income (expense)	(5,193)	(7,949)
Income (loss) before income and mining taxes	31,792	107,921
Income and mining tax benefit (expense)	(2,788)	(31,562)
Equity income (loss) of affiliates	—	(253)
Net income (loss)	29,004	76,106
Net loss (income) attributable to non-controlling interest	809	(8,543)
Net income (loss) attributable to SSR Mining shareholders	$29,813	$67,563

Net income (loss) per share attributable to SSR Mining shareholders
Basic	$0.14	$0.32
Diluted	$0.14	$0.31
(1) Excludes depreciation, depletion, and amortization.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income	$29,004	$76,106
Adjustments for:
Depreciation, depletion, and amortization	47,095	58,742
Amortization of debt discount	235	227
Reclamation accretion expense	2,173	1,311
Deferred income taxes	(1,977)	(16,404)
Stock-based compensation	2,047	4,849
Equity (income) loss of affiliates	—	253
Unrealized loss (gain) on derivative instruments	—	(364)
Change in fair value of marketable securities	(1,866)	923
Non-cash fair value adjustment on acquired inventories	3,623	4,540
Loss (gain) on sale of mineral properties, plant and equipment	240	584
Change in fair value of deferred consideration	2,085	—
Loss (gain) on foreign exchange	8,210	—
Net change in operating assets and liabilities	(87,902)	(68,580)
Net cash provided by operating activities	2,967	62,187

Investing activities
Additions to mineral properties, plant and equipment	(59,242)	(34,492)
Purchases of marketable securities	(484)	—
Net proceeds from sale of marketable securities	7,845	6,607
Net cash provided by (used in) investing activities	(51,881)	(27,885)

Financing activities
Repayment of debt, principal	(17,802)	(17,781)
Repurchase of common shares	(5,197)	—
Proceeds from exercise of stock options	208	2,398
Principal payments on finance leases	(950)	(7,293)
Non-controlling interest dividend	—	(30,773)
Dividends paid	(14,448)	—
Net cash provided by (used in) financing activities	(38,189)	(53,449)
Effect of foreign exchange rate changes on cash and cash equivalents	(6,191)	583
Net increase (decrease) in cash, cash equivalents, and restricted cash	(93,294)	(18,564)
Cash, cash equivalents, and restricted cash beginning of period	689,106	1,052,865
Cash, cash equivalents, and restricted cash end of period	$595,812	$1,034,301

SSR Mining Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$561,783	$998,986
Restricted cash	34,029	35,315
Total cash, cash equivalents, and restricted cash	$595,812	$1,034,301

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$561,783	$655,453
Marketable securities	33,709	40,280
Trade and other receivables	161,748	117,675
Inventories	519,194	501,607
Restricted cash	34,029	33,653
Prepaids and other current assets	31,845	27,767
Total current assets	1,342,308	1,376,435

Mineral properties, plant and equipment, net	3,549,020	3,549,446
Inventories	229,733	218,999
Equity method investments	395	395
Goodwill	49,786	49,786
Deferred income tax assets	1,915	1,915
Other non-current assets	61,646	57,681
Total assets	$5,234,803	$5,254,657

LIABILITIES
Accounts payable	$80,209	$78,929
Accrued liabilities and other	113,476	124,654
Finance lease liabilities	3,883	3,872
Current portion of debt	53,394	71,797
Total current liabilities	250,962	279,252

Debt	226,745	226,510
Finance lease liabilities	101,430	102,434
Reclamation liabilities	155,781	153,972
Deferred income tax liabilities	340,423	342,401
Other non-current liabilities	21,651	23,889
Total liabilities	1,096,992	1,128,458

EQUITY
Common shares – unlimited authorized common shares with no par value; 206,520 and 206,653 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3,055,062	3,057,920
Retained earnings (deficit)	537,096	521,817
SSR Mining’s shareholders’ equity	3,592,158	3,579,737
Non-controlling interest	545,653	546,462
Total equity	4,137,811	4,126,199
Total liabilities and equity	$5,234,803	$5,254,657
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Common shares
	Number of shares	Amount	Retained earnings (accumulated deficit)	Total equity attributable to shareholders of SSR Mining	Non-controlling interest	Total equity
Balance as of December 31, 2022	206,653	$3,057,920	$521,817	$3,579,737	$546,462	$4,126,199
Repurchase of common shares	(348)	(5,111)	(86)	(5,197)	—	(5,197)
Exercise of stock options	17	216		216		216
Settlement of restricted share units (RSUs)	198	—	—	—	—	—
Equity-settled stock-based compensation	—	2,037	—	2,037	—	2,037
Dividends paid to shareholders of SSR Mining	—	—	(14,448)	(14,448)	—	(14,448)
Net income (loss)	—	—	29,813	29,813	(809)	29,004
Balance as of March 31, 2023	206,520	$3,055,062	$537,096	$3,592,158	$545,653	$4,137,811

SSR Mining Inc.
Condensed Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Common shares
	Number of shares	Amount	Retained earnings (accumulated deficit)	Total equity attributable to shareholders of SSR Mining	Non-controlling interest	Total equity
Balance as of December 31, 2021	211,879	$3,140,189	$397,667	$3,537,856	$514,661	$4,052,517
Exercise of stock options	166	2,433		2,433	—	2,433
Settlement of RSUs	512	—	—	—	—	—
Equity-settled stock-based compensation		823	—	823	—	823
Dividends declared to shareholders of SSR Mining	—	—	(15,015)	(15,015)	—	(15,015)
Dividends paid to non-controlling interest	—	—	—	—	(30,773)	(30,773)
Net income (loss)	—	—	67,563	67,563	8,543	76,106
Balance as of March 31, 2022	212,557	$3,143,445	$450,215	$3,593,660	$492,431	$4,086,091
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.THE COMPANY
SSR Mining Inc. and its subsidiaries (collectively, "SSR Mining," or the "Company”) is a precious metals mining company with four producing assets located in the United States, Türkiye, Canada and Argentina. The Company is principally engaged in the operation, acquisition, exploration and development of precious metal resource properties located in Türkiye and the Americas. The Company produces gold doré as well as copper, silver, lead and zinc concentrates. The Company’s diversified asset portfolio is comprised of high-margin, long-life assets located in some of the world's most prolific metal districts. The Company’s focus is on safe, profitable production from its Çöpler Gold Mine ("Çöpler") in Erzincan, Türkiye, Marigold mine ("Marigold") in Nevada, USA, Seabee Gold Operation ("Seabee") in Saskatchewan, Canada, and Puna Operations ("Puna") in Jujuy, Argentina, and to advance, as market and project conditions permit, its principal development projects.

SSR Mining is incorporated under the laws of the Province of British Columbia, Canada. The Company's common shares are listed on the Toronto Stock Exchange (“TSX”) in Canada and the Nasdaq Global Select Market (“Nasdaq”) in the U.S. under the symbol "SSRM" and the Australian Securities Exchange (“ASX”) in Australia under the symbol "SSR."

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Risks and Uncertainties
As a mining company, the revenue, profitability and future rate of growth of the Company are substantially dependent on the prevailing prices for gold, silver, lead and zinc. The prices of these metals are volatile and affected by many factors beyond the Company’s control, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and the quantities of reserves that the Company can economically produce. The carrying value of the Company’s Mineral properties, plant and equipment; Inventories; Deferred income tax assets; and Goodwill are sensitive to the outlook for commodity prices. A decline in the Company’s price outlook could result in material impairment charges related to these assets. In addition, the Company maintains cash balances at banking institutions in various jurisdictions which may or may not have deposit insurance. The Company mitigates potential cash risk by maintaining bank accounts with credit-worthy financial institutions. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.
Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States. Therefore, this information should be read in conjunction with SSR Mining Inc.’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 22, 2023, as amended on Form 10-K/A filed on March 17, 2023, solely to correct a typographical error related to the date of the audit opinion (together, “Form 10-K”). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. The results for the three month period ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Reclassifications
Certain amounts and disclosures in prior years have been reclassified to conform to the current year presentation.
Changes to operating segments
During the first quarter of 2023 the Company changed the way management internally reviews and evaluates operating performance and manages the business. The Company determined it has four reportable segments: Çöpler, Marigold, Seabee and Puna. The Company’s previous exploration, evaluation and development properties are now managed by the nearest or adjacent reportable segment except for greenfield standalone prospects, which are included in Corporate and other.

Prior period segment information has been recast to conform with current period presentation.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
3.OPERATING SEGMENTS
The Company has four producing mines which represent the Company’s reportable and operating segments. The results of operating segments are reviewed by management to make decisions about resources to be allocated to the segments and to assess their performance.
The following tables provide a summary of financial information related to the Company's segments (in thousands):

	Three Months Ended March 31, 2023
	Çöpler	Marigold	Seabee	Puna	Corporate and other (1)	Total
Revenue	$110,513	$98,168	$32,093	$73,840	$—	$314,614
Cost of sales (2)	$74,646	$54,541	$23,265	$46,845	$—	$199,297
Depletion, depreciation, and amortization	$22,651	$8,574	$8,987	$6,883	$—	$47,095
Exploration, evaluation, and reclamation costs	$984	$3,768	$4,159	$1,837	$1,950	$12,698
Operating income (loss)	$11,496	$31,284	$(4,318)	$18,223	$(19,700)	$36,985
Capital expenditures	$10,069	$29,592	$8,445	$2,577	$—	$50,683
Total assets as of March 31, 2023	$3,278,695	$697,817	$585,557	$326,660	$346,074	$5,234,803
(1) Corporate and other consists of business activities that are not included within the reportable segments and provided for reconciliation purposes.

(2) Excludes depreciation, depletion, and amortization.

	Three Months Ended March 31, 2022
	Çöpler	Marigold	Seabee	Puna	Corporate and other (1)	Total
Revenue	$137,407	$68,893	$90,857	$58,289	$—	$355,446
Cost of sales (2)	$62,584	$38,735	$16,410	$35,791	$—	$153,520
Depletion, depreciation, and amortization	$30,513	$6,888	$15,379	$5,962	$—	$58,742
Exploration, evaluation, and reclamation costs	$1,088	$3,841	$2,374	$481	$2,074	$9,858
Operating income (loss)	$42,498	$19,428	$56,691	$15,906	$(18,653)	$115,870
Capital expenditures	$6,870	$18,235	$12,914	$2,213	$—	$40,232
Total assets as of March 31, 2022	$2,971,752	$606,007	$524,023	$326,389	$784,492	$5,212,663
(1) Corporate and other consists of business activities that are not included within the reportable segments and provided for reconciliation purposes. During the first quarter of 2023, the Company determined it has four reportable segments: Çöpler, Marigold, Seabee and Puna. The exploration, evaluation and development properties are no longer considered a reportable segment and the portfolio of prospective exploration

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
tenures, near or adjacent to the existing operations (near-mine) are included in the respective reportable segment and the greenfield standalone prospects are included in Corporate and other.
(2) Excludes depreciation, depletion, and amortization.

Geographic Area

The following are non-current assets, excluding Goodwill, Restricted cash and Deferred income taxes, by location as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Türkiye	$3,054,035	$3,064,482
Canada	322,516	311,937
United States	340,851	321,423
Argentina	122,401	127,661
Mexico	503	536
Peru	488	482
Total	$3,840,794	$3,826,521

The following is revenue information by geographic area based on the location for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Türkiye	$110,513	$137,407
Canada	32,093	90,857
United States	98,168	68,893
Argentina	73,840	58,289
Total	$314,614	$355,446

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4.REVENUE

The following table represents revenues by product (in thousands):

	Three Months Ended March 31,
	2023	2022
Gold doré sales
Çöpler	$109,646	$135,943
Marigold	98,132	68,852
Seabee	32,083	90,822
Concentrate sales
Puna	66,348	54,132
Other (1)
Çöpler	867	1,464
Marigold	36	41
Seabee	10	35
Puna	7,492	4,157
Total	$314,614	$355,446
(1) Other revenue includes changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.

Revenue by metal
Revenue by metal type for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Gold	$239,861	$295,617
Silver	49,115	33,965
Lead	12,776	13,857
Zinc	4,457	6,310
Other (1)	8,405	5,697
Total	$314,614	$355,446
(1) Other revenue includes changes in the fair value of concentrate trade receivables due to fluctuations in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.

Provisional metal sales
For the three months ended March 31, 2023 and 2022, the change in the fair value of the Company's embedded derivatives relating to provisional concentrate metal sales was an increase of $7.5 million and $4.2 million, respectively. The changes in fair value have been recorded in Revenue.
At March 31, 2023, the Company had silver sales of 4.54 million ounces at an average price of $21.93 per ounce, lead sales of 23.06 million pounds at an average price of $0.93 per pound, and zinc sales of 4.87 million pounds at an average price of $1.39 per pound, subject to normal course final pricing over the next several months.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5.INCOME AND MINING TAXES
The Company’s consolidated effective income tax rate was 8.8% for the first three months of 2023 compared to 29.2% for the first three months of 2022. The primary driver of the change in the effective rate is foreign currency fluctuations and the release of uncertain tax positions, although these tax benefits were partially offset by tax return adjustments, including the newly implemented Türkiye earthquake tax. The Company’s statutory tax rate for the period is 27.0%. The effective rate differs from the statutory rate primarily due to the release of uncertain tax positions, partially offset by tax return adjustments, which are largely attributable to the Türkiye earthquake tax assessments.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, inclusive of interest and penalties, is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance as of January 1	$8,574	$—
Increase associated with tax positions taken during the current year	—	—
Increase (decrease) associated with tax positions taken during a prior year (1)	(6,594)	—
Settlements	—	—
Decrease associated with lapses in statutes of limitation	—	—
Balance as of March 31 (1)	$1,980	$—

(1) Of the gross unrecognized tax benefits, $2.0 million were recognized as current liabilities in Condensed Consolidated Balance Sheet as of March, 31, 2023.
As of March 31, 2023 and December 31, 2022, $2.0 million and $8.6 million, respectively, represent the amount of unrecognized tax benefits, inclusive of interest and penalties that, if recognized, would impact the Company’s effective income tax rate.

As of March 31, 2023 and December 31, 2022, the total amount of accrued income-tax-related interest and penalties included in the Condensed Consolidated Balance Sheets were nil and $5.2 million. The Company believes it is reasonably possible that the total amount of the unrecognized tax benefit of $2.0 million will be settled in the next 12 months. During the three months ended March 31, 2023, the Company released $6.6 million of tax, interest and penalties in Income and mining tax benefit (expense) in the Condensed Consolidated Statements of Operations. On March 12, 2023, Türkiye enacted Tax Amnesty legislation, which allows taxpayers to voluntarily pay tax on uncertain tax positions and waives assessed interest, penalties and up to 50.0% of tax and risk of audit if paid in accordance with the process outlined in the legislation.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6.OTHER INCOME (EXPENSE)
The following table includes the components of Other income (expense):

	Three Months Ended March 31,
	2023	2022
Interest income	$7,646	$1,565
Change in fair value of marketable securities	1,866	(923)
Gain (loss) on sale of mineral properties, plant, and equipment	(240)	(584)
Other	3,780	(425)
Total	$13,052	$(367)

7.INCOME (LOSS) PER SHARE
The Company calculates basic net income (loss) per share using, as the denominator, the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share uses, as its denominator, the weighted average number of common shares outstanding during the period plus the effect of potential dilutive shares during the period.
Potential dilutive common shares include stock options, Restricted Share Units (“RSUs”), and convertible notes for periods in which the Company has reported net income (loss).
The calculations of basic and diluted net income (loss) per share attributable to stockholders of the Company for the three months ended March 31, 2023 and 2022 are based on the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$29,004	$76,106
Net (income) loss attributable to non-controlling interest	809	(8,543)
Net income (loss) attributable to shareholders of SSR Mining	29,813	67,563
Interest saving on 2019 Notes, net of tax	1,221	1,215
Net income (loss) used in the calculation of diluted net income per share	$31,034	$68,778

Weighted average number of common shares outstanding	206,778	212,423
Adjustments for dilutive instruments:
Stock options	—	9
Restricted share units	14	88
2019 Notes	12,611	12,216
Diluted weighted average number of shares outstanding	219,403	224,736

Net income (loss) per share attributable to common shareholders
Basic	$0.14	$0.32
Diluted	$0.14	$0.31

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
As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring (at least annually) and nonrecurring basis by level within the fair value hierarchy (in thousands):

	Fair value at March 31, 2023
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Cash	$561,783	$—	$—	$561,783
Restricted cash	34,029	—	—	34,029
Marketable securities	38,203	—	—	38,203
Trade receivables from provisional sales, net	—	80,639	—	80,639
Deferred consideration	—	—	22,284	22,284
	$634,015	$80,639	$22,284	$736,938

	Fair value at December 31, 2022
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Cash	$655,453	$—	$—	$655,453
Restricted cash	33,653	—	—	33,653
Marketable securities	44,841	—	—	44,841
Trade receivables from provisional sales, net	—	49,897	—	49,897
Deferred consideration	—	—	24,369	24,369
	$733,947	$49,897	$24,369	$808,213
(1)Marketable securities of publicly quoted companies, consisting of investments, are valued using a market approach based upon unadjusted quoted prices in an active market obtained from securities exchanges.

(2)At times, the Company manages a portion of its exposure to fluctuation in diesel prices and foreign currency exchange rates through hedges; however, as of March 31, 2023 the Company does not have any outstanding hedge positions. In periods when the Company has open hedge positions, the derivative asset and liabilities are valued using pricing models with inputs derived from observable market data, including quoted prices in active markets. The Company’s provisional metal sales contracts, included in Trade and other receivables in the Condensed Consolidated Balance Sheets, are valued using inputs derived from observable market data, including quoted commodity

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
forward prices. The inputs do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

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

The following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value using significant unobservable inputs (Level 3) in the condensed consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance as of January 1	$24,369	$22,610
Revaluations	(2,085)	651
Balance as of March 31	$22,284	$23,261

Fair values of financial assets and liabilities not already measured at fair value

The fair value of the 2019 Notes and Term Loan as compared to the carrying amounts were as follows (in thousands):

		March 31, 2023		December 31, 2022
	Level	Carrying amount	Fair value	Carrying amount	Fair value
2019 Notes (1)	1	$226,745	$251,850	$226,510	$257,025
Term Loan (2)	2	52,500	53,367	70,000	71,419
Total borrowings		$279,245	$305,217	$296,510	$328,444
(1) The fair value disclosed for the Company's 2019 Notes is designated as Level 1 as the basis of valuation uses a quoted price in an active market.
(2) The fair value disclosed for the Company's Term Loan is designated as Level 2 as the fair value is determined by an independent third-party pricing source.
9.TRADE AND OTHER RECEIVABLES
Trade and other receivables are composed of the following (in thousands):

	March 31, 2023	December 31, 2022
Trade receivables	$88,688	$62,563
Value added tax receivables	38,517	30,893
Income tax receivable	26,801	14,316
Other taxes receivable	4,559	6,750
Other	3,183	3,153
Total	$161,748	$117,675
No provision for credit loss was recognized as of March 31, 2023 or December 31, 2022. All trade receivables are expected to be settled within twelve months.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
10.INVENTORIES

The components of Inventories for the periods ended March 31, 2023 and December 31, 2022 are as follows (in thousands):

	March 31, 2023	December 31, 2022
Materials and supplies	$120,615	$103,380
Stockpiled ore	41,557	54,504
Leach pad inventory	322,242	300,715
Work-in-process	9,803	7,549
Finished goods	24,977	35,459
Total current inventories	$519,194	$501,607

Stockpiled ore	227,841	217,154
Materials and supplies	1,892	1,845
Total non-current inventories	$229,733	$218,999

During the period ended March 31, 2023, the Company recognized write-downs of leach pad inventory at Çöpler of $2.0 million, with $1.3 million classified as a component of Cost of sales and $0.7 million classified as a component of Depreciation, depletion and amortization. No write-down of inventory was recognized during the year ended December 31, 2022.

11.MINERAL PROPERTIES, PLANT AND EQUIPMENT, NET
The components of Mineral properties, plant and equipment, net are as follows (in thousands):

	March 31, 2023	December 31, 2022
Plant and equipment (1)	$1,807,675	$1,793,914
Construction in process	83,486	58,704
Mineral properties subject to depletion	1,458,245	1,452,850
Mineral properties not yet subject to depletion	853,492	848,281
Exploration and evaluation assets	512,993	515,070
Total mineral properties, plant, and equipment	4,715,891	4,668,819
Accumulated depreciation, plant and equipment	(643,618)	(621,323)
Accumulated depreciation, mineral properties	(523,253)	(498,050)
Mineral properties, plant, and equipment, net	$3,549,020	$3,549,446
(1) As of March 31, 2023 and December 31, 2022, plant and equipment includes finance lease right-of-use assets with a carrying amount of $100.4 million and $101.7 million, respectively.
No impairment was recognized for the three months ended March 31, 2023 and 2022.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12.ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other are comprised of the following items (in thousands):

	March 31, 2023	December 31, 2022
Accrued liabilities	$56,322	$68,254
Royalties payable	20,530	16,012
Stock-based compensation liabilities	9,972	10,493
Income taxes payable	14,243	16,374
Lease liabilities	2,324	1,976
Reclamation liabilities	10,054	10,075
Other	31	1,470
Total accrued liabilities and other	$113,476	$124,654

13.DEBT
The following tables summarize the Company’s debt balances (in thousands):

	March 31, 2023	December 31, 2022
2019 Notes (1)	$226,745	$226,510
Term Loan	52,500	70,000
Other	894	1,797
Total carrying amount	$280,139	$298,307

Current Portion	$53,394	$71,797
Non-Current Portion	$226,745	$226,510
(1) Amount is net of discount and debt issuance costs of $3.3 million and $3.5 million, respectively.

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
As a result of ongoing dividends and in accordance with the 2019 Notes Agreement, during the fourth quarter of 2022 the conversion rate was adjusted to 55.6750 common shares per $1,000 principal amount of the 2019 Notes converted.
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Restricted cash accounts must be maintained while the Term Loan is outstanding. As of March 31, 2023 and December 31, 2022, $34.0 million and $33.7 million of restricted cash relates to the Term Loan, respectively. Restricted cash is classified as a current asset in the Condensed Consolidated Balance Sheets.
The Company is in compliance with all financial covenants in relation to the Term Loan.

Amended Credit Agreement
On June 7, 2021, the Company amended its existing Credit Agreement to extend the maturity to June 8, 2025 and increase the Credit Agreement to $200.0 million with a $100.0 million accordion feature (the "Amended Credit Agreement"). Amounts drawn under the Amended Credit Agreement are subject to variable interest rates at LIBOR plus an applicable margin ranging from 2% to 3%, based on the Company's net leverage ratio. As of March 31, 2023, the Company was in compliance with its covenants. As of March 31, 2023, no borrowings were outstanding on the Amended Credit Agreement, $196.6 million of borrowing capacity was available and outstanding letters of credit totaled $3.4 million.
The Company is in compliance with all financial covenants in relation to the Amended Credit Agreement.

14.EQUITY
Repurchase of common shares
On June 20, 2022, the Company received approval of its Normal Course Issuer Bid (the "NCIB") to purchase for cancellation up to 10.6 million of its common shares through the facilities of the TSX, Nasdaq or other Canadian and U.S. marketplaces over a twelve month period beginning June 20, 2022 and ending June 19, 2023.
During the three months ended March 31, 2023, the Company purchased 348,171 of its outstanding common shares pursuant to the NCIB at an average share price of $14.92 per share for total consideration of $5.2 million. All shares were cancelled upon purchase. The difference of $0.1 million between the total amount paid and the amount deducted from common shares of $5.1 million was recorded as a direct charge to retained earnings. The amount deducted from common shares was determined based on the average paid in capital per common share outstanding prior to the repurchase date.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
15.SUPPLEMENTAL CASH FLOW INFORMATION

Net change in operating assets and liabilities during the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Decrease (increase) in operating assets:
Trade and other receivables	$(45,705)	$(10,394)
Inventories	(28,019)	(32,516)
Other operating assets	(5,564)	(5,734)
Increase (decrease) in operating liabilities:
Accounts payable	1,280	21,092
Accrued liabilities	(8,423)	(44,385)
Reclamation liabilities	(380)	118
Other operating liabilities	(1,091)	3,239
	$(87,902)	$(68,580)
Other cash information during the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest paid	$(4,732)	$(4,288)
Interest received	$3,205	$1,565
Income taxes paid	$(15,534)	$(67,593)

16.COMMITMENTS AND CONTINGENCIES
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
Environmental matters
The Company uses surety bonds to support certain environmental bonding obligations. As of March 31, 2023 and December 31, 2022, the Company had surety bonds totaling $117.4 million and $117.4 million outstanding, respectively.
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
This item should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of Business Properties included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 22, 2023, as amended on Form 10-K/A filed on March 17, 2023, solely to correct a typographical error related to the date of the audit opinion (together, “Form 10-K”).
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

Refer to the “First Quarter Highlights”, “Consolidated Results of Operations”, “Results of Operations”, “Liquidity and Capital Resources” and Non-GAAP Financial Measures” for quarterly information for the three months ended March 31, 2023.

Consolidated Results of Operations
A summary of the Company's consolidated financial and operating results for the three months ended March 31, 2023 and 2022 are presented below (in thousands):

	Three Months Ended March 31,
	2023	2022	Change (%)
Financial Results
Revenue	$314,614	$355,446	(11.5)%
Cost of sales (1)	$199,297	$153,520	29.8%
Operating income	$36,985	$115,870	(68.1)%
Net income (loss)	$29,004	$76,106	(61.9)%
Net income (loss) attributable to SSR Mining shareholders	$29,813	$67,563	(55.9)%
Basic net income (loss) per share attributable to shareholders of SSR Mining	$0.14	$0.32	(56.3)%
Adjusted attributable net income (loss) (2)	$21,274	$65,942	(67.7)%
Adjusted basic attributable net income (loss) per share (2)	$0.10	$0.31	(67.7)%
Adjusted diluted attributable net income (loss) per share (2)	$0.10	$0.30	(66.7)%

Operating Results
Gold produced (oz)	122,821	157,011	(21.8)%
Gold sold (oz)	126,111	157,179	(19.8)%
Silver produced ('000 oz)	2,015	1,303	54.6%
Silver sold ('000 oz)	2,382	1,760	35.3%
Lead produced ('000 lb) (3)	11,361	7,303	55.6%
Lead sold ('000 lb) (3)	13,370	10,212	30.9%
Zinc produced ('000 lb) (3)	2,480	1,843	34.6%
Zinc sold ('000 lb) (3)	3,687	3,129	17.8%

Gold equivalent produced (oz) (4)	146,894	173,675	(15.4)%
Gold equivalent sold (oz) (4)	154,557	179,692	(14.0)%

Average realized gold price ($/oz sold)	$1,902	$1,879	1.2%
Average realized silver price ($/oz sold)	$23.38	$24.08	(2.9)%

Cost of sales per gold equivalent ounce sold (1, 4)	$1,289	$854	50.9%
Cash cost per gold equivalent ounce sold (2, 4)	$1,204	$775	55.4%
AISC per gold equivalent ounce sold (2, 4)	$1,693	$1,093	54.9%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports non-GAAP financial measures including adjusted attributable net income (loss), adjusted basic attributable net income (loss) per share, cash costs and AISC per ounce sold to manage and evaluate its operating performance at its mines. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation of these financial measures to Net income (loss) attributable to SSR Mining shareholders and Cost of sales, which are the comparable GAAP financial measures.
(3)Data for lead production and sales relate only to lead in lead concentrate. Data for zinc production and sales relate only to zinc in zinc concentrate.
(4)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average London Bullion Market Association (“LBMA”) prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.

Revenue
For the three months ended March 31, 2023, revenue decreased by $40.8 million, or 11.5%, to $314.6 million, as compared to $355.4 million for the three months ended March 31, 2022. The decrease was mainly due 19.8% fewer ounces of gold sold and 2.9% lower realized silver prices, partially offset by 35.3% more ounces of silver sold and a 1.2% increase in average realized gold prices.

Cost of sales
Cost of sales increased by $45.8 million, or 29.8%, to $199.3 million for the three months ended March 31, 2023, as compared to $153.5 million for the three months ended March 31, 2022. The increase was mainly due to higher operating costs and inflationary pressure on costs. For a complete discussion of costs of sales by site, refer to the Results of Operations below.

Depreciation, depletion and amortization

	Three Months Ended March 31,
	2023	2022	Change (%)
Depreciation, depletion, and amortization ($000s)	$47,095	$58,742	(19.8)%
Gold equivalent ounces sold	154,557	179,692	(14.0)%
Depreciation, depletion, and amortization per gold equivalent ounce sold	$305	$327	(6.7)%
Depreciation, depletion, and amortization (“DD&A”) expense decreased by $11.6 million, or 19.8%, to $47.1 million for the three months ended March 31, 2023, as compared to $58.7 million for the three months ended March 31, 2022, primarily due to a decrease in gold equivalent ounces sold.
General and administrative expense
General and administrative expense for the three months ended March 31, 2023 increased by $2.3 million compared to the three months ended March 31, 2022. General and administrative expenses increased primarily due to higher consulting fees partially offset by lower employee and stock-based compensation.
Exploration, evaluation and reclamation costs
Exploration, evaluation, and reclamation costs increased by $2.8 million for the three months ended March 31, 2023 compared to the same period in 2022 as the Company has committed to additional exploration during the year to support growth and resource conversion across the portfolio. For the three months ended March 31, 2023, the year over year increase was primarily due to a $2.0 million increase in exploration drilling and a $0.8 million increase in reclamation accretion expense.

Interest expense
Interest expense for the three months ended March 31, 2023 and 2022 was consistent year over year.
Other income (expense)
Other income for the three months ended March 31, 2023 was $13.1 million as compared to an expense of $0.4 million for the three months ended March 31, 2022. The change is primarily due to an increase in interest income of $6.1 million due to higher interest rates and an increase in gain on marketable securities of $6.0 million.
Foreign exchange gain (loss)
Foreign exchange loss for the three months ended March 31, 2023 was $13.2 million compared to a loss of $3.3 million for the three months ended March 31, 2022. The Company's main foreign exchange exposures are related to net monetary assets and liabilities denominated in TRY, ARS and CAD. The increase in foreign exchange loss was mainly due to a weakening of the ARS against the USD and its impact on ARS-denominated assets at Puna and the weakening of the TRY against the USD and its impact on TRY-denominated assets at Çöpler.

Income and mining tax benefit (expense)
Income and mining tax expense for the three months ended March 31, 2023 was $2.8 million as compared to an expense of $31.6 million for the three months ended March 31, 2022. The decrease in tax expense was primarily as a result of a decrease of revenue at our Seabee operations, foreign currency fluctuations and the release of uncertain tax positions, although these tax benefit drivers were partially offset by tax return adjustments, largely due to retroactive earthquake tax assessments.

Results of Operations
Çöpler, Türkiye

	Three Months Ended March 31,
Operating Data	2023	2022	Change (%)
Gold produced (oz)	55,074	70,641	(22.0)%
Gold sold (oz)	58,014	72,425	(19.9)%
Average realized gold price ($/oz sold)	$1,890	$1,873	0.9%

Ore mined (kt)	1,179	1,011	16.6%
Waste removed (kt)	5,375	5,135	4.7%
Total material mined (kt)	6,554	6,146	6.6%

Ore milled (kt)	724	645	12.2%
Gold mill feed grade (g/t)	2.47	3.32	(25.6)%
Gold recovery (%)	87.7	87.0	0.8%

Ore stacked (kt)	188	63	198.4%
Gold grade stacked (g/t)	1.22	0.78	56.4%

Cost of sales (1)	$74,646	$62,584	19.3%
Cost of sales ($/oz gold sold) (1)	$1,287	$864	49.0%
Cash costs ($/oz gold sold) (2)	$1,272	$844	50.7%
AISC ($/oz gold sold) (2)	$1,420	$955	48.7%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Çöpler. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.

Three months ended March 31, 2023 compared to three months ended March 31, 2022
Gold production decreased 22.0% due to lower grade sulfide ore milled. Revenue decreased by $26.9 million, or 19.6%, of which $27.9 million was the result of lower volume of gold sold partially offset by a $1.0 million increase as a result of higher average realized gold price. Cost of sales increased by 19.3% as a result of higher oxygen, electricity and sulfuric acid consumption and unit costs, and community donations. Cost of sales per ounce of gold sold, Cash costs per ounce of gold sold, and AISC per ounce of gold sold increased 49.0%, 50.7%, and 48.7%, respectively, due to fewer gold ounces sold and higher cost of sales.

Marigold, USA

	Three Months Ended March 31,
Operating Data	2023	2022	Change (%)
Gold produced (oz)	51,979	33,788	53.8%
Gold sold (oz)	51,297	36,954	38.8%
Average realized gold price ($/oz sold)	$1,913	$1,821	5.1%

Ore mined (kt)	5,367	4,820	11.3%
Waste removed (kt)	17,029	19,788	(13.9)%
Total material mined (kt)	22,396	24,608	(9.0)%

Ore stacked (kt)	5,367	4,820	11.3%
Gold grade stacked (g/t)	0.42	0.39	7.7%

Cost of sales (1)	$54,541	$38,735	40.8%
Cost of sales ($/oz gold sold) (1)	$1,063	$1,048	1.4%
Cash costs ($/oz gold sold) (2)	$1,066	$1,048	1.7%
AISC ($/oz gold sold) (2)	$1,663	$1,564	6.3%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Marigold. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.

Three months ended March 31, 2023 compared to three months ended March 31, 2022
Gold production increased 53.8% due to higher grade and more tonnes stacked. Revenue increased by $29.3 million or 42.5%, of which $26.7 million was the result of higher volume of gold sold and $2.6 million was the result of higher average realized gold price. Cost of sales increased 40.8% due to higher royalty expense as a result of more gold ounces sold, increased usage of equipment components and repair parts, and higher fuel and reagent costs. Cost of sales per ounce of gold sold and Cash costs per ounce of gold sold remained consistent despite an increase in gold sold as a result of higher cost of sales. AISC per ounce of gold sold increased 6.3% as a result of higher capital expenditures related to the purchase of two haul trucks that were delivered earlier than planned.

Seabee, Canada

	Three Months Ended March 31,
Operating Data	2023	2022	Change (%)
Gold produced (oz)	15,768	52,582	(70.0)%
Gold sold (oz)	16,800	47,800	(64.9)%
Average realized gold price ($/oz sold)	$1,910	$1,860	2.7%

Ore mined (kt)	99	103	(3.0)%

Ore milled (kt)	112	95	19.0%
Gold mill feed grade (g/t)	4.60	17.77	(74.1)%
Gold recovery (%)	96.1	98.6	(2.5)%

Cost of sales (1)	$23,265	$16,410	41.8%
Cost of sales ($/oz gold sold) (1)	$1,385	$343	303.8%
Cash costs ($/oz gold sold) (2)	$1,386	$344	302.9%
AISC ($/oz gold sold) (2)	$2,207	$596	270.3%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Seabee. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.

Three months ended March 31, 2023 compared to three months ended March 31, 2022
Gold production decreased 70.0% due to lower grade ore milled and lower recoveries. Revenue decreased by $58.8 million, or 64.7%, of which $58.9 million was the result of lower volume of gold sold and $0.1 million was the result of higher average realized gold price. Cost of sales increased 41.8% as a result of higher mobile maintenance costs, rental equipment costs, and utilization of contractors for winter road construction. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 303.8% and 302.9%, respectively, due to fewer gold ounces sold and higher cost of sales. AISC per ounce of gold sold increased 270.3% due to fewer gold ounces sold, higher cost of sales, and an increase in capital expenditures related to underground mine development and machinery and equipment purchases delivered over the winter road.

Puna, Argentina

	Three Months Ended March 31,
Operating Data	2023	2022	Change (%)
Silver produced ('000 oz)	2,015	1,303	54.6%
Silver sold ('000 oz)	2,382	1,760	35.3%
Lead produced ('000 lb)	11,361	7,303	55.6%
Lead sold ('000 lb)	13,370	10,212	30.9%
Zinc produced ('000 lb)	2,480	1,843	34.6%
Zinc sold ('000 lb)	3,687	3,129	17.8%
Gold equivalent sold ('000 oz) (1)	28,446	22,513	26.4%
Average realized silver price ($/oz)	$23.38	$24.08	(2.9)%

Ore mined (kt)	349	347	0.6%
Waste removed (kt)	1,984	2,078	(4.5)%
Total material mined (kt)	2,333	2,425	(3.8)%
Ore milled (kt)	415	373	11.3%
Silver mill feed grade (g/t)	157.35	114.35	37.6%
Lead mill feed grade (%)	1.32	0.97	36.1%
Zinc mill feed grade (%)	0.44	0.44	—%
Silver recovery (%)	96.0	92.8	3.4%
Lead recovery (%)	94.4	91.6	3.1%
Zinc recovery (%)	62.0	44.0	40.9%

Cost of sales (2)	$46,845	$35,791	30.9%
Cost of sales ($/oz silver sold) (2)	$19.67	$20.34	(3.3)%
Cost of sales ($/oz gold equivalent sold) (1, 2)	$1,647	$1,590	3.6%
Cash costs ($/oz silver sold) (3)	$14.41	$13.06	10.3%
Cash costs ($/oz gold equivalent sold) (1, 3)	$1,207	$1,021	18.2%
AISC ($/oz silver sold) (3)	$16.40	$14.67	11.8%
AISC ($/oz gold equivalent sold) (1, 3)	$1,373	$1,147	19.7%
(1)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.
(2)Excludes depreciation, depletion, and amortization.
(3)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of silver sold to manage and evaluate operating performance at Puna. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.

Three months ended March 31, 2023 compared to three months ended March 31, 2022
Silver production increased 54.6% due to more tonnes milled and higher mill feed grade. Revenue increased by $15.6 million, or 26.7%, of which $19.1 million was the result of higher volume of concentrate sold partially offset by a $3.5 million decrease as a result of lower average realized silver, lead and zinc price. Cost of sales increased 30.9% as a result of inflationary pressure on costs of materials and supplies, reagents, and fuel in addition to more silver ounces sold. Cost of sales per ounce of silver sold decreased 3.3% due to more silver ounces sold. Cash costs per ounce of silver sold increased 10.3% due to higher cost of sales and treatment and refining costs partially offset by more silver ounces sold. AISC per ounce of silver sold increased 11.8% due to higher cost of sales and cash costs, partially offset by more ounces sold, and higher sustaining exploration expense related to exploration drilling near Chinchillas.

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
Cash Dividends
During the three months ended March 31, 2023, the Company declared quarterly cash dividends of $0.07 per common share for total dividends of $14.4 million.
During the three months ended March 31, 2022, the Company declared dividends of $0.07 per common share for an aggregate amount of $15.0 million.
Share Repurchase Plan/ Normal Course Issuer Bid
The Board of Directors authorized a Normal Course Issuer Bid (the “2022 NCIB”) on June 20, 2022, to repurchase up to an aggregate of 10,600,000 common shares on the Nasdaq, the TSX and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules. In connection with the 2022 NCIB, the Company entered into an automated share purchase plan. During the three months ended March 31, 2023, the Company repurchased and cancelled 348,171 common shares, for $5.2 million, at a weighted average price paid per common share of $14.92.
Cash and Cash Equivalents
At March 31, 2023, the Company had $561.8 million of cash and cash equivalents, a decrease of $93.7 million from December 31, 2022, mainly due to cash used in the Company’s investing and financing activities. The Company held $499.1 million of its cash and cash equivalents balance in USD. Additionally, the Company held cash and cash equivalents of $31.1 million, $24.2 million and $5.2 million in ARS, CAD and TRY, respectively.
The Company maintains cash balances at banking institutions in various jurisdictions which may or may not have deposit insurance. The Company mitigates potential cash risk by maintaining bank accounts with credit-worthy financial institutions. All cash is invested in short-term investments or high interest savings accounts in accordance with the Company's investment policy with maturities of 90 days or less, providing the Company with sufficient liquidity to meet its foreseeable corporate needs.

Debt
There were no material changes to the Company’s debt and revolving credit facilities since December 31, 2022, except as noted in Note 13 to the Condensed Consolidated Financial Statements.
The Company's working capital at March 31, 2023, together with future cash flows from operations, are sufficient to fund planned activities and commitments.

Cash Flows
The following table summarizes the Company's cash flow activity for three months ended March 31:

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$2,967	$62,187
Cash used in investing activities	(51,881)	(27,885)
Cash used in financing activities	(38,189)	(53,449)
Effect of foreign exchange rate changes on cash and cash equivalents	(6,191)	583
Increase (decrease) in cash, cash equivalents and restricted cash	(93,294)	(18,564)
Cash, cash equivalents, and restricted cash, beginning of period	689,106	1,052,865
Cash, cash equivalents, and restricted cash, end of period	$595,812	$1,034,301
Cash provided by operating activities
For the three months ended March 31, 2023, cash provided by operating activities was $3.0 million compared to $62.2 million for the three months ended March 31, 2022. The decrease is mainly due to the impact of lower gold sales at Çöpler and Seabee in addition to an increase in operating cash expenditures.
Cash used in investing activities
For the three months ended March 31, 2023, cash used in investing activities was $51.9 million compared to $27.9 million for the three months ended March 31, 2022. The increase of $24.0 million is due to higher capital expenditures related to the purchase of two haul trucks and leach processing facility improvements at Marigold, and the expansion of the tailings storage facility at Çöpler.
Cash used in financing activities
For the three months ended March 31, 2023, cash used in financing activities was $38.2 million compared to $53.4 million for the same period in 2022. The decrease is primarily due to a reduction in non-controlling interest dividends of $30.8 million and principal payments on finance leases of $6.3 million, partially offset by an increase of dividends paid of $14.4 million and $5.2 million of repurchases and cancellations of common shares for the three months ended March 31, 2023 compared to 2022.
Contractual Obligations
As of March 31, 2023, there have been no material changes in the Company’s contractual obligations since December 31, 2022 to the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in the Form 10-K for information regarding the Company’s contractual obligations.

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

The following tables provide a reconciliation of Cost of sales to cash costs and AISC:

	Three Months Ended March 31, 2023
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP)(1)	$74,646	$54,541	$23,265	$46,845	$—	$199,297
By-product credits	(867)	(36)	(10)	(18,014)	—	(18,927)
Treatment and refining charges	—	183	30	5,498	—	5,711
Cash costs (non-GAAP)	73,779	54,688	23,285	34,329	—	186,081
Sustaining capital expenditures	6,703	29,016	13,135	2,829	—	51,683
Sustaining exploration and evaluation expense	761	960	—	1,071	—	2,792
Reclamation cost accretion and amortization	427	646	655	765	—	2,493
General and administrative expense and stock-based compensation expense	736	—	—	52	17,753	18,541
Total AISC (non-GAAP)	$82,406	$85,310	$37,075	$39,046	$17,753	$261,590

Gold sold (oz)	58,014	51,297	16,800	—	—	126,111
Silver sold (oz)	—	—	—	2,381,540	—	2,381,540
Gold equivalent sold (oz) (2)(3)	58,014	51,297	16,800	28,446	—	154,557

Cost of sales per gold equivalent ounce sold(1)	$1,287	$1,063	$1,385	$1,647	N/A	$1,289
Cash cost per gold ounce sold	$1,272	$1,066	$1,386	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$14.41	N/A	N/A
Cash cost per gold equivalent ounce sold	$1,272	$1,066	$1,386	$1,207	N/A	$1,204
AISC per gold ounce sold	$1,420	$1,663	$2,207	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$16.40	N/A	N/A
AISC per gold equivalent ounce sold	$1,420	$1,663	$2,207	$1,373	N/A	$1,693
(1)Excludes depreciation, depletion, and amortization.
(2)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.
(3)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Three Months Ended March 31, 2022
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP)(1)	$62,584	$38,735	$16,410	$35,791	$—	$153,520
By-product credits	(1,464)	(41)	(35)	(16,734)	—	(18,274)
Treatment and refining charges	—	36	89	3,933	—	4,058
Cash costs (non-GAAP)	61,120	38,730	16,464	22,990	—	139,304
Sustaining capital expenditures	6,376	18,235	11,875	2,212	—	38,698
Sustaining exploration and evaluation expense	382	317	—	50	—	749
Reclamation cost accretion and amortization	395	513	141	431	—	1,480
General and administrative expense and stock-based compensation expense	914	—	3	148	15,174	16,239
Total AISC (non-GAAP)	$69,187	$57,795	$28,483	$25,831	$15,174	$196,470

Gold sold (oz)	72,425	36,954	47,800	—	—	157,179
Silver sold (oz)	—	—	—	1,760,387	—	1,760,387
Gold equivalent sold (oz) (2)(3)	72,425	36,954	47,800	22,513	—	179,692

Cost of sales per gold equivalent ounce sold(1)	$864	$1,048	$343	$1,590	N/A	$854
Cash cost per gold ounce sold	$844	$1,048	$344	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$13.06	N/A	N/A
Cash cost per gold equivalent ounce sold	$844	$1,048	$344	$1,021	N/A	$775
AISC per gold ounce sold	$955	$1,564	$596	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$14.67	N/A	N/A
AISC per gold equivalent ounce sold	$955	$1,564	$596	$1,147	N/A	$1,093
(1)Excludes depreciation, depletion, and amortization.
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

Non-GAAP Measure - Adjusted Attributable Net Income (Loss)
Adjusted attributable net income and adjusted attributable net income per share are used by management and investors to measure the Company's underlying operating performance. The most directly comparable financial measures prepared in accordance with GAAP are Net income attributable to SSR Mining shareholders and Net income per share attributable to SSR Mining shareholders. Adjusted attributable net income is defined as net income adjusted to exclude the after-tax impact of specific items that are significant, but not reflective of the Company's underlying operations, including the impact of impairment adjustments; inflationary impacts on tax balances; transaction, integration and SEC conversion costs; changes in tax rate for other non-recurring items. SEC conversion costs are the costs associated with the Company's transition in 2022 from being a foreign private issuer to a domestic reporting issuer for purposes of the SEC's reporting and other requirements.

The following table provides a reconciliation of Net income (loss) attributable to SSR Mining shareholders to adjusted net income (loss) attributable to SSR Mining shareholders:

	Three Months Ended March 31,
(in thousands, except per share)	2023	2022
Net income (loss) attributable to SSR Mining shareholders (GAAP)	$29,813	$67,563
Interest saving on 2019 Notes, net of tax	1,221	1,215
Net income (loss) used in the calculation of diluted net income per share	$31,034	$68,778

Weighted-average shares used in the calculation of net income and adjusted net income (loss) per share
Basic	206,778	212,423
Diluted	219,403	224,736

Net income (loss) per share attributable to common stockholders (GAAP)
Basic	$0.14	$0.32
Diluted	$0.14	$0.31

Adjustments:
Foreign exchange loss (gain)	—	3,287
SEC conversion expense	—	1,217
Loss (gain) on sale of mineral properties, plant and equipment	240	584
Change in fair value of marketable securities	(1,866)	923
Income tax impact related to above adjustments	139	(708)
Foreign exchange (gain) loss and inflationary impacts on tax balances	(9,153)	(6,924)
Other tax adjustments(1)	2,101	—
Adjusted net income (loss) attributable to SSR Mining shareholders (Non-GAAP)	$21,274	$65,942

Adjusted net income (loss) per share attributable to SSR Mining shareholders (Non-GAAP)
Basic	$0.10	$0.31
Diluted	$0.10	$0.30
(1)Represents charges related to a one-time tax imposed by Türkiye to fund earthquake recovery efforts, offset by a release of an uncertain tax position.

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
The most directly comparable financial measure prepared in accordance with GAAP to EBITDA and Adjusted EBITDA is Net income (loss) attributable to SSR Mining shareholders.
The following is a reconciliation of Net income (loss) attributable to SSR Mining shareholders to EBITDA and adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income (loss) attributable to SSR Mining shareholders (GAAP)	$29,813	$67,563
Net income (loss) attributable to non-controlling interests	(809)	8,543
Depletion, depreciation and amortization	47,095	58,742
Interest expense	5,060	4,295
Income and mining tax expense (benefit)	2,788	31,562
EBITDA (non-GAAP)	83,947	170,705
Foreign exchange loss (gain)	—	3,287
SEC conversion expense	—	1,217
Loss (gain) on sale of mineral properties, plant and equipment	240	584
Change in fair value of marketable securities	(1,866)	923
Adjusted EBITDA (non-GAAP)	$82,321	$176,716

Non-GAAP Measure - Free Cash Flow
The Company uses free cash flow to supplement information in its condensed consolidated financial statements. The most directly comparable financial measures prepared in accordance with GAAP is Cash provided by (used in) operating activities. The Company believes that in addition to conventional measures prepared in accordance with US GAAP, certain investors and analysts use this information to evaluate the ability of the Company to generate cash flow after capital investments and build the Company's cash resources. The Company calculates free cash flow by deducting cash capital spending from cash generated by operating activities.
The following table provides a reconciliation of Cash provided by operating activities to free cash flow:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash provided by operating activities (GAAP)	$2,967	$62,187
Expenditures on mineral properties, plant and equipment	(59,242)	(34,492)
Free cash flow (non-GAAP)	$(56,275)	$27,695

Critical Accounting Estimates
Refer to the Company’s Management’s Discussion and Analysis of Critical Accounting Estimates included in Part II of the Form 10-K.
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

Forward-looking statements include, without limitation, the types of statements listed under the heading “Forward-Looking Statements” in Part I, Item 1. Business of the Form 10-K.

The forward-looking information and statements in this report are based on a number of material factors and assumptions, including, but not limited to the factors discussed in the Form 10-K, including those discussed in the “Business,” “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of those reports. Such factors are not exhaustive of the factors that may affect any of the Company’s forward-looking statements and information, and such statements and information will not be updated to reflect events or circumstances arising after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks during the three month period ended March 31, 2023.
For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7A of the Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Management assessed the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon its assessment, Management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, the Company and its subsidiaries have become involved in litigation relating to claims arising out of operations in the normal course of business. Information regarding legal proceedings is contained in Note 16 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item IA., “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The risks described in the Annual Report and herein are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that is deemed to be immaterial may also materially adversely affect the business, financial condition, cash flows and/or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Under the Normal Course Issuer Bid (the “2022 NCIB”), which commenced on June 20, 2022, the Company was authorized to purchase up to 10,600,000 common shares through June 19, 2023. To date, the Company has purchased and cancelled 6,401,297 common shares via open market purchases through the facilities of the TSX and Nasdaq at a weighted average price paid per common share of $16.44 for approximately $105.2 million.
The following table summarizes purchases by the Company, or an affiliated purchaser, of the Company’s equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31(3)	-	-	6,053,126	4,546,874
February 1 - February 31(3)	-	-	6,053,126	4,546,874
March 1 - March 30(3)	348,171	14.92	6,401,297	4,198,703

(1) The total number of shares purchased (and the average price paid per share) reflects shares purchased pursuant to the 2022 NCIB.

(2) The Company's Board of Directors authorized the 2022 NCIB, under which the Company was authorized to repurchase up to 10,600,000 common shares. The program commenced June 20, 2022 and on March 27, 2023, the Board of Directors authorized the Company to make additional purchases under the 2022 NCIB up to an aggregate 10,600,000 common shares through June 19, 2023.

(3) No shares were purchased in January or February pursuant to the 2022 NCIB.

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

TEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

SSR MINING INC. Registrant
Date: May 4, 2023	/s/ Alison White
Name: Alison White Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2023	/s/ Russell Farnsworth
Name: Russell Farnsworth Title: Vice President, Controller (Principal Accounting Officer)