Form 10-Q
period 2023-06-30
SSR MINING INC.
filed 2023-08-02
CIK 921638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
  ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes    ☒ No
There were 203,870,671 common shares outstanding on July 31, 2023.

PART I - FINANCIAL INFORMATION
SECOND QUARTER 2023 HIGHLIGHTS (dollars, except per share, per ounce and per pound amounts): (1)

•Operating performance: The Company reported second quarter 2023 production of 156,625 gold equivalent ounces at cost of sales of $1,155 per gold equivalent ounce and all-in sustaining costs (“AISC”) of $1,633 per gold-equivalent ounce. Year-to-date, the Company has delivered production of 303,518 gold equivalent ounces at cost of sales of $1,224 per gold equivalent ounce and all-in sustaining costs (“AISC”) of $1,663 per gold-equivalent ounce.

•Financial results: Attributable net income in the second quarter of 2023 was $74.9 million, or $0.35 per diluted share, and adjusted attributable net income was $75.1 million, or $0.35 per diluted share. For the six months ended June 30, 2023, attributable net income was $104.7 million, or $0.49 per diluted share, and adjusted attributable net income was $96.4 million, or $0.45 per diluted share. For the three months ended June 30, 2023, operating cash flow was $80.3 million and free cash flow was $22.4 million.

•Continued delivery of peer-leading capital returns: During the second quarter of 2023, the Company repurchased a total of $40.1 million of its outstanding common shares at an average share price of $14.97 per share. On June 16, 2023, the Company announced a new Normal Course Issuer Bid (“NCIB”) permitting SSR Mining to purchase for cancellation up to 10,200,000 common shares of the Company representing approximately 5.0% of SSR Mining’s total issued and outstanding common shares. During the second quarter, the Board declared a quarterly cash dividend of $0.07 per share.

•Balance sheet and financial strength: As of June 30, 2023, the Company had a cash and cash equivalents balance of $379.2 million, after returning $14.3 million to shareholders and making $17.5 million in debt repayments during the quarter.

•Acquired an up to 40% ownership interest and operatorship in the Hod Maden Gold-Copper project: In the second quarter of 2023, the Company announced that it has acquired an up to 40% interest and immediate operational control in the Hod Maden gold-copper development project (“Hod Maden”) in northeastern Türkiye from Lidya Mines. Aggregate acquisition consideration totals $270 million, which includes a $120 million in upfront cash payment to acquire a 10% interest in Hod Maden, followed by $150 million in earn-in structured milestone payments to acquire an additional 30% interest, payable between the start of construction and the first anniversary of commercial production. The acquisition of Hod Maden will add one of the highest margin and lowest capital intensity development projects globally to SSR Mining’s robust portfolio of high-return growth projects and leverages SSR Mining’s significant experience in Türkiye.

•ESG and Sustainability Report: On April 14, 2023, the Company published its fifth annual ESG and Sustainability Report, which is available on the Company’s website. The report provided a comprehensive overview of how the Company manages sustainability across the business, detailed specific achievements from 2022 and outlined commitments made for 2023. Information included in the Company’s ESG and Sustainability Report is not incorporated by reference into this Form 10-Q.

•Delivered strong exploration results at Copper Hill: The Company continued to showcase its global exploration platform with positive exploration results at the Copper Hill property in Türkiye. To-date, 77 diamond drill holes, totaling 24,600 meters, have been completed showcasing mineralization starting from surface over broad intercepts, suggesting potential for an open pit operation in the future.

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

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SSR Mining Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$301,026	$319,583	$615,640	$675,029
Operating costs and expenses:
Cost of sales (1)	170,640	164,928	369,937	318,448
Depreciation, depletion, and amortization	44,641	53,848	91,736	112,590
General and administrative expense	16,291	19,468	34,832	35,707
Exploration, evaluation, and reclamation costs	16,148	11,244	28,846	21,102
Other operating expenses, net	377	—	375	1,217
Operating income (loss)	52,929	70,095	89,914	185,965
Other income (expense):
Interest expense	(4,959)	(4,273)	(10,019)	(8,568)
Other income (expense)	12,369	(2,395)	25,421	(2,762)
Foreign exchange gain (loss)	(21,176)	(4,869)	(34,361)	(8,156)
Total other income (expense)	(13,766)	(11,537)	(18,959)	(19,486)
Income (loss) before income and mining taxes	39,163	58,558	70,955	166,479
Income and mining tax benefit (expense)	83,388	8,979	80,600	(22,583)
Equity income (loss) of affiliates	(175)	(18)	(175)	(271)
Net income (loss)	122,376	67,519	151,380	143,625
Net loss (income) attributable to non-controlling interest	(47,510)	(9,031)	(46,701)	(17,574)
Net income (loss) attributable to SSR Mining shareholders	$74,866	$58,488	$104,679	$126,051

Net income (loss) per share attributable to SSR Mining shareholders
Basic	$0.37	$0.28	$0.51	$0.59
Diluted	$0.35	$0.27	$0.49	$0.57

(1) Excludes depreciation, depletion, and amortization.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income (loss)	$151,380	$143,625
Adjustments for:
Depreciation, depletion, and amortization	91,736	112,590
Amortization of debt discount	490	475
Reclamation accretion expense	4,346	2,622
Deferred income taxes	(90,599)	(41,899)
Stock-based compensation	3,521	6,158
Equity (income) loss of affiliates	175	271
Unrealized loss (gain) on derivative instruments	360	(116)
Change in fair value of marketable securities	(1,120)	3,799
Non-cash fair value adjustment on acquired inventories	10,736	7,503
Loss (gain) on sale of mineral properties, plant and equipment	1,050	1,341
Change in fair value of deferred consideration	2,025	—
Loss (gain) on foreign exchange	21,034	—
Net change in operating assets and liabilities	(111,824)	(141,344)
Net cash provided by operating activities	83,310	95,025

Investing activities
Acquisitions, net (1)	(119,925)	(24,838)
Additions to mineral properties, plant and equipment	(117,177)	(51,492)
Purchases of marketable securities	(2,484)	(2,603)
Net proceeds from sale of marketable securities	7,845	12,830
Proceeds from repayment of note receivable	—	8,358
Net cash used in investing activities	(231,741)	(57,745)

Financing activities
Repayment of debt, principal	(35,336)	(35,568)
Repurchase of common shares	(45,305)	(14,667)
Proceeds from exercise of stock options	208	2,628
Principal payments on finance leases	(1,913)	(8,203)
Non-controlling interest dividend	—	(30,773)
Dividends paid	(28,788)	(30,100)
Net cash used in financing activities	(111,134)	(116,683)
Effect of foreign exchange rate changes on cash and cash equivalents	(16,738)	524
Net increase (decrease) in cash, cash equivalents, and restricted cash	(276,303)	(78,879)
Cash, cash equivalents, and restricted cash beginning of period	689,106	1,052,865
Cash, cash equivalents, and restricted cash end of period	$412,803	$973,986

SSR Mining Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$379,243	$938,599
Restricted cash	33,560	35,387
Total cash, cash equivalents, and restricted cash	$412,803	$973,986
(1) Acquisitions, net for the six months ended June 30, 2023 is comprised of $120.0 million cash paid in the acquisition of Hod Maden Project, net of cash and cash equivalents acquired. Acquisitions, net for the six months ended June 30, 2022 is comprised of $24.8 million cash paid in the acquisition of Taiga Gold Corp., net of $4.7 million of cash and cash equivalents acquired.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$379,243	$655,453
Marketable securities	32,866	40,280
Trade and other receivables	125,207	117,675
Inventories	561,495	501,607
Restricted cash	33,560	33,653
Prepaids and other current assets	23,009	27,767
Total current assets	1,155,380	1,376,435

Mineral properties, plant and equipment, net	4,249,441	3,549,446
Inventories	215,640	218,999
Goodwill	49,786	49,786
Deferred income tax assets	—	1,915
Other non-current assets	69,232	58,076
Total assets	$5,739,479	$5,254,657

LIABILITIES
Accounts payable	$56,268	$78,929
Accrued liabilities and other	107,957	124,654
Finance lease liabilities	3,944	3,872
Current portion of debt	35,508	71,797
Total current liabilities	203,677	279,252

Debt	227,000	226,510
Finance lease liabilities	100,401	102,434
Reclamation liabilities	161,513	153,972
Deferred income tax liabilities	385,826	342,401
Other non-current liabilities	49,334	23,889
Total liabilities	1,127,751	1,128,458

EQUITY
Common shares – unlimited authorized common shares with no par value; 203,871 and 206,653 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3,016,844	3,057,920
Retained earnings (deficit)	596,843	521,817
SSR Mining’s shareholders’ equity	3,613,687	3,579,737
Non-controlling interest	998,041	546,462
Total equity	4,611,728	4,126,199
Total liabilities and equity	$5,739,479	$5,254,657
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Common shares
	Number of shares	Amount	Retained earnings (accumulated deficit)	Total equity attributable to equity holders of SSR Mining	Non-controlling interest	Total equity
Balance as of December 31, 2022	206,653	$3,057,920	$521,817	$3,579,737	$546,462	$4,126,199
Repurchase of common shares	(348)	(5,111)	(86)	(5,197)		(5,197)
Exercise of stock options	17	216	—	216	—	216
Settlement of restricted share units (RSUs)	198	—	—	—	—	—
Equity-settled stock-based compensation	—	2,037	—	2,037	—	2,037
Dividends declared to equity holders of SSR Mining	—	—	(14,448)	(14,448)	—	(14,448)
Net income (loss)	—	—	29,813	29,813	(809)	29,004
Balance as of March 31, 2023	206,520	$3,055,062	$537,096	$3,592,158	$545,653	$4,137,811
Repurchase of common shares	(2,679)	(39,329)	(779)	(40,108)	—	(40,108)
Settlement of RSUs	30	—	—	—	—	—
Equity-settled stock-based compensation	—	1,111	—	1,111	—	1,111
Dividends paid to equity holders of SSR Mining	—	—	(14,340)	(14,340)	—	(14,340)
Acquisition of non-controlling interest	—	—	—	—	404,878	404,878
Net income (loss)	—	—	74,866	74,866	47,510	122,376
Balance as of June 30, 2023	203,871	$3,016,844	$596,843	$3,613,687	$998,041	$4,611,728

SSR Mining Inc.
Condensed Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Common shares
	Number of shares	Amount	Retained earnings (accumulated deficit)	Total equity attributable to equity holders of SSR Mining	Non-controlling interest	Total equity
Balance as of December 31, 2021	211,879	$3,140,189	$397,667	$3,537,856	$514,661	$4,052,517
Exercise of stock options	166	2,433	—	2,433	—	2,433
Settlement of RSUs and PSUs	512	—	—	—	—	—
Equity-settled stock-based compensation	—	823	—	823	—	823
Dividends paid to equity holders of SSR Mining	—	—	(15,015)	(15,015)	—	(15,015)
Dividends paid to non-controlling interest	—	—	—	—	(30,773)	(30,773)
Net income (loss)	—	—	67,563	67,563	8,543	76,106
Balance as of March 31, 2022	212,557	$3,143,445	$450,215	$3,593,660	$492,431	$4,086,091
Repurchase of common shares	(798)	(11,711)	(2,956)	(14,667)	—	(14,667)
Exercise of stock options	14	242	—	242	—	242
Settlement of RSUs	69	—	—	—	—	—
Equity-settled stock-based compensation	—	1,033	—	1,033	—	1,033
Dividends paid to equity holders of SSR Mining	—	—	(15,085)	(15,085)	—	(15,085)
Net income (loss)	—	—	58,488	58,488	9,031	67,519
Balance as of June 30, 2022	211,842	$3,133,009	$490,662	$3,623,671	$501,462	$4,125,133
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
Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States. Therefore, this information should be read in conjunction with SSR Mining Inc.’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 22, 2023, as amended on Form 10-K/A filed on March 17, 2023, solely to correct a typographical error related to the date of the audit opinion (together, “Form 10-K”). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. The results for the six month period ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Recently Issued Accounting Pronouncements

As of June 30, 2023, there were no recently issued accounting pronouncements that are expected to have a material effect on the Company’s Condensed Consolidated Financial Statements.

3.ACQUISITIONS AND DIVESTITURES
Acquisitions
Acquisition of an up to 40% ownership and operatorship in the Hod Maden Project
On May 8, 2023, the Company, through its wholly owned subsidiary Alacer Gold Corporation, reached an agreement to acquire from Lidya Madencilik Sanayi ve Ticaret A.Ş (“Lidya Mines”) an up to 40% interest in, and operational control of, the Hod Maden gold-copper development project, located in northeastern Turkiye (the "Transaction"). Hod Maden is owned by Artmin Madencilik Sanayi Ve Ticaret A.Ş (“Artmin”), a joint venture owned 70% by Lidya Mines and 30% by Horizon Copper Corp. (“Horizon”) prior to the closing of the Transaction. Upon closing of the Transaction, the Company made a $120.0 million cash payment to Lidya Mines to acquire a 10% interest in Artmin. The Company has the option to acquire an additional 30% interest in Artmin from Lidya Mines for $120.0 million in structured payments tied to the completion of project construction spending milestones. Additionally, the Company will make contingent payments to Lidya Mines including $30.0 million in milestone payments payable in accordance with an agreed upon schedule beginning at the start of construction and ending on the first anniversary of commercial production and $84.0 million payable upon the delineation of an additional 500,000 gold equivalent ounces of mineral reserves at the Hod Maden project in excess of the project’s current mineral reserves and mineral resources.

The acquisition date fair value of the consideration paid is as follows (in thousands):

Cash paid to Lidya Mines for 10% interest	$120,000
Contingent consideration tied to completion of operational milestones (1)	24,300
Contingent consideration tied to delineation of new reserves (1)	4,300
Total consideration	$148,600

(1) The fair value of the two elements of contingent consideration are based on a discounted cash flow model. The contingent consideration is considered a Level 3 fair value measurement due to certain assumptions that are not based on observable market data (refer to Note 9 for more information). The significant assumptions include estimates of timing of completion of project milestones, probability of delineation of additional reserves, and discount rates. The contingent consideration is included within Other non-current liabilities on the Condensed Consolidated Balance Sheets.

The Company determined that Artmin is a variable interest entity (“VIE”) for which it is the primary beneficiary and is consolidated under ASC 810 as the Company has the power to direct the significant activities and the right to receive benefits and obligation to absorb losses of Artmin. The assets of Artmin can only be used to settle the obligations of Artmin and not the obligations of the Company. The creditors of Artmin do not have recourse to the assets or general credit of the Company to satisfy its liabilities. The Company concluded that Artmin was not a business based on its assessment under ASC 805 and accounted for the acquisition as an initial consolidation of a

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
VIE that is not a business under ASC 810. There was no gain or loss recognized upon initial consolidation of the VIE as the sum of the fair value of the consideration paid and non-controlling interest equaled the fair value of the net assets on the acquisition date. The Company incurred transaction costs of approximately $0.4 million in connection with the Transaction included in Other operating expenses, net in the Consolidated Statements of Operations.

The Company retained a third-party appraiser to determine the fair value of the consideration paid, assets acquired, liabilities assumed, and non-controlling interest as of the acquisition date. The fair value estimates were based on income and market valuation methods. The following table summarizes the fair value of the assets acquired and liabilities assumed on the acquisition date (in thousands):

ASSETS
Cash and cash equivalents	$11
Trade and other receivables	36
Inventories	3
Prepaids and other current assets	24
Mineral properties, plant and equipment, net (1)	688,611
Other non-current assets	1,690
Total assets acquired	$690,375

LIABILITIES
Accounts payable	$315
Accrued liabilities and other	643
Deferred income tax liabilities (2)	135,939
Total liabilities assumed	136,897
Net assets acquired and liabilities assumed	553,478
Non-controlling interest	(404,878)
$148,600

(1) The fair value of mineral properties, plant and equipment is based on applying the income and market valuation methods. The significant assumptions include future metal prices, estimated quantities of mineral reserves and mineral resources, future capital and operating expenditures, and discount rates.

(2) Deferred income tax liabilities represent the future tax expense associated with the differences between the fair value allocated to assets and liabilities and the historical carryover tax basis of these assets and liabilities.

The assets acquired are included in the Corporate and other operating segment. The non-controlling interest is representative of Lidya Mines and Horizon’s combined 90% interest and is inclusive of the 30% redeemable interest. As the redemption features are solely within the control of the Company, the redeemable non-controlling interest in Artmin is classified within permanent equity under ASC 480.

Acquisition of Taiga Gold Corp.

On April 14, 2022, the Company completed the purchase of all the issued and outstanding common shares of Taiga Gold Corp. (“Taiga Gold”), which holds the exploration and evaluation stage resources in Saskatchewan, Canada in proximity to the Company’s Seabee mine and Fisher project. The transaction was accounted for as an asset acquisition for total consideration of $24.8 million. The total consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, which consisted primarily of cash and cash equivalents of $24.8 million, exploration and evaluation assets of $27.8 million, and a related deferred tax liability of $7.5 million. The assets are included in the Seabee mine operating segment.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4.OPERATING SEGMENTS
The Company currently has four producing mines which represent the Company’s reportable and operating segments. The results of operating segments are reviewed by management to make decisions about resources to be allocated to the segments and to assess their performance.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables provide a summary of financial information related to the Company's segments (in thousands):

	Three Months Ended June 30, 2023
	Çöpler	Marigold	Seabee	Puna	Corporate and other (1)	Total
Revenue	$97,856	$117,806	$30,058	$55,306	$—	$301,026
Cost of sales (2)	$54,949	$63,965	$18,272	$33,454	$—	$170,640
Depletion, depreciation, and amortization	$20,099	$9,982	$8,360	$6,200	$—	$44,641
Exploration, evaluation, and reclamation costs	$1,738	$3,807	$5,565	$3,064	$1,974	$16,148
Operating income (loss)	$19,744	$40,053	$(2,139)	$12,552	$(17,281)	$52,929
Capital expenditures	$13,719	$33,677	$12,027	$1,901	$—	$61,324
Total assets as of June 30, 2023	$3,261,738	$730,579	$521,586	$314,706	$910,870	$5,739,479
(1) Corporate and other consists of business activities that are not included within the reportable segments and provided for reconciliation purposes.

(2) Excludes depreciation, depletion, and amortization.

	Three Months Ended June 30, 2022
	Çöpler	Marigold	Seabee	Puna	Corporate and other (1)	Total
Revenue	$108,743	$85,425	$79,110	$46,305	$—	$319,583
Cost of sales (2)	$63,095	$50,422	$19,015	$32,396	$—	$164,928
Depletion, depreciation, and amortization	$27,081	$8,395	$14,370	$4,002	$—	$53,848
Exploration, evaluation, and reclamation costs	$749	$4,046	$2,972	$2,131	$1,346	$11,244
Operating income (loss)	$17,087	$22,562	$42,745	$7,764	$(20,063)	$70,095
Capital expenditures	$3,915	$15,331	$8,852	$2,262	$—	$30,360
Total assets as of June 30, 2022	$2,951,865	$635,283	$583,523	$302,530	$694,750	$5,167,951

(1) Corporate and other consists of business activities that are not included within the reportable segments and provided for reconciliation purposes. During the first quarter of 2023, the Company determined it has four reportable segments: Çöpler, Marigold, Seabee and Puna. The exploration, evaluation and development properties are no longer considered a reportable segment and the portfolio of prospective exploration tenures, near or adjacent to the existing operations (near-mine) are included in the respective reportable segment and the greenfield standalone prospects are included in Corporate and other.
(2) Excludes depreciation, depletion, and amortization.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended June 30, 2023
	Çöpler	Marigold	Seabee	Puna	Corporate and other (1)	Total
Revenue	$208,369	$215,974	$62,151	$129,146	$—	$615,640
Cost of sales (2)	$129,595	$118,506	$41,537	$80,299	$—	$369,937
Depletion, depreciation, and amortization	$42,750	$18,556	$17,347	$13,083	$—	$91,736
Exploration, evaluation, and reclamation costs	$2,722	$7,575	$9,724	$4,901	$3,924	$28,846
Operating income (loss)	$31,240	$71,337	$(6,457)	$30,775	$(36,981)	$89,914
Capital expenditures	$23,788	$63,269	$20,472	$4,478	$—	$112,007
Total assets as of June 30, 2023	$3,261,738	$730,579	$521,586	$314,706	$910,870	$5,739,479
(1) Corporate and other consists of business activities that are not included within the reportable segments and provided for reconciliation purposes.
(2) Excludes depreciation, depletion, and amortization.

	Six Months Ended June 30, 2022
	Çöpler	Marigold	Seabee	Puna	Corporate and other (1)	Total
Revenue	$246,150	$154,318	$169,967	$104,594	$—	$675,029
Cost of sales (2)	$125,679	$89,157	$35,425	$68,187	$—	$318,448
Depletion, depreciation, and amortization	$57,594	$15,283	$29,749	$9,964	$—	$112,590
Exploration, evaluation, and reclamation costs	$1,837	$7,887	$5,346	$2,612	$3,420	$21,102
Operating income (loss)	$59,585	$41,990	$99,436	$23,670	$(38,716)	$185,965
Capital expenditures	$10,786	$33,566	$21,766	$4,475	$—	$70,593
Total assets as of June 30, 2022	$2,951,865	$635,283	$583,523	$302,530	$694,750	$5,167,951

(1) Corporate and other consists of business activities that are not included within the reportable segments and provided for reconciliation purposes. During the first quarter of 2023, the Company determined it has four reportable segments: Çöpler, Marigold, Seabee and Puna. The exploration, evaluation and development properties are no longer considered a reportable segment and the portfolio of prospective exploration tenures, near or adjacent to the existing operations (near-mine) are included in the respective reportable segment and the greenfield standalone prospects are included in Corporate and other.
(2) Excludes depreciation, depletion, and amortization.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Geographic Area

The following are non-current assets, excluding Goodwill, Restricted cash and Deferred income taxes, by location as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Türkiye	$3,725,669	$3,064,482
Canada	324,684	311,937
United States	363,428	321,423
Argentina	119,556	127,661
Mexico	495	536
Peru	481	482
Total	$4,534,313	$3,826,521

The following is revenue information by geographic area based on the location for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Türkiye	$97,856	$108,743	$208,369	$246,150
Canada	30,058	79,110	62,151	169,967
United States	117,806	85,425	215,974	154,318
Argentina	55,306	46,305	129,146	104,594
Total	$301,026	$319,583	$615,640	$675,029

5.REVENUE

The following table represents revenues by product (in thousands):

	Three Months Ended June 30,
	2023	2022
Gold doré sales
Çöpler	$97,356	$107,999
Marigold	117,769	85,403
Seabee	30,043	79,069
Concentrate sales
Puna	51,211	47,055
Other (1)
Çöpler	500	744
Marigold	37	22
Seabee	15	41
Puna	4,095	(750)
Total	$301,026	$319,583
(1) Other revenue includes changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended June 30,
	2023	2022
Gold doré sales
Çöpler	$207,002	$243,943
Marigold	215,900	154,255
Seabee	62,127	169,890
Concentrate sales
Puna	117,559	101,186
Other (1)
Çöpler	1,367	2,207
Marigold	74	63
Seabee	24	77
Puna	11,587	3,408
Total	$615,640	$675,029
(1) Other revenue includes changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.
Revenue by metal
Revenue by metal type for the three and six months ended June 30 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gold	$245,168	$272,471	$485,029	$568,088
Silver	40,932	38,739	90,047	72,703
Lead	9,255	6,170	22,031	20,028
Zinc	1,024	2,146	5,481	8,455
Other (1)	4,647	57	13,052	5,755
Total	$301,026	$319,583	$615,640	$675,029
(1) Other revenue includes changes in the fair value of concentrate trade receivables due to fluctuations in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.

Provisional metal sales
For the three months ended June 30, 2023 and 2022, the change in the fair value of the Company's embedded derivatives relating to provisional concentrate metal sales was an increase (decrease) of $4.1 million and $(3.0) million, respectively, and for the six months ended June 30, 2023 and 2022, was an increase of $11.6 million and $1.3 million, respectively. The changes in fair value have been recorded in Revenue.
At June 30, 2023, the Company had silver sales of 3.48 million ounces at an average price of $24.04 per ounce, lead sales of 18.92 million pounds at an average price of $0.95 per pound, and zinc sales of 3.15 million pounds at an average price of $1.09 per pound, subject to normal course final pricing over the next several months.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6.INCOME AND MINING TAXES
The Company’s consolidated effective income tax rate was (113.6)% for the first six months of 2023 compared to 13.6% for the first six months of 2022. The primary drivers of the change in the effective rate were due to foreign currency fluctuations, particularly with the devaluation of the Turkish Lira relative to the USD, as well as a decline in year-to-date operating income compared to 2022. The Company’s statutory tax rate for the period is 27.0%. The effective rate differs from the statutory rate primarily due to foreign currency fluctuations, particularly with the devaluation of the Turkish Lira relative to the USD, as well as the release of uncertain tax positions.

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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, inclusive of interest and penalties, is as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Balance as of January 1	$8,574	$—
Increase associated with tax positions taken during the current year	—	—
Increase (decrease) associated with tax positions taken during a prior year (1)	(6,594)	—
Settlements	—	—
Decrease associated with lapses in statutes of limitation	—	—
Balance as of June 30 (1)	$1,980	$—

(1) Of the gross unrecognized tax benefits, $2.0 million were recognized as current liabilities in Condensed Consolidated Balance Sheet as of June, 30, 2023.
As of June 30, 2023 and December 31, 2022, $2.0 million and $8.6 million, respectively, represent the amount of unrecognized tax benefits, inclusive of interest and penalties that, if recognized, would impact the Company’s effective income tax rate.

As of June 30, 2023 and December 31, 2022, the total amount of accrued income-tax-related interest and penalties included in the Condensed Consolidated Balance Sheets were nil and $5.2 million. The Company believes it is reasonably possible that total amount of the unrecognized tax benefit of $2.0 million will be settled in the next 12 months. During the six months ended June 30, 2023, the Company released $6.6 million of tax, interest, and penalties in Income and mining tax benefit (expense) in the Condensed Consolidated Statements of Operations. On March 12, 2023, Türkiye enacted Tax Amnesty legislation, which allows taxpayers to voluntarily pay tax on uncertain tax positions and waives assessed interest, penalties and up to 50.0% of tax and risk of audit if paid in accordance with the process outlined in the legislation.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7.OTHER INCOME (EXPENSE)
The following table includes the components of Other income (expense):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$7,271	$2,234	$14,917	$3,799
Gain (loss) on investments and marketable securities sales	6,550	3,929	11,402	5,586
Change in fair value of marketable securities	(746)	(2,876)	1,120	(3,799)
Gain (loss) on sale of mineral properties, plant, and equipment	(810)	(757)	(1,050)	(1,341)
Other	104	(4,925)	(968)	(7,007)
Total	$12,369	$(2,395)	$25,421	$(2,762)
8.INCOME (LOSS) PER SHARE
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The calculations of basic and diluted net income (loss) per share attributable to shareholders of the Company for the three and six months ended June 30, 2023 and 2022 are based on the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$122,376	$67,519	$151,380	$143,625
Net (income) loss attributable to non-controlling interest	(47,510)	(9,031)	(46,701)	(17,574)
Net income (loss) attributable to SSR Mining shareholders	74,866	58,488	104,679	126,051
Interest saving on 2019 Notes, net of tax	1,236	1,230	2,456	2,446
Net income (loss) used in the calculation of diluted net income per share	$76,102	$59,718	$107,135	$128,497

Weighted average number of common shares outstanding	204,680	212,600	205,723	212,512
Adjustments for dilutive instruments:
Stock options	—	7	—	6
Restricted share units	16	110	13	91
2019 Notes	12,624	12,367	12,611	12,353
Diluted weighted average number of shares outstanding	$217,320	$225,084	$218,347	$224,962

Net income (loss) per share attributable to SSR Mining shareholders
Basic	$0.37	$0.28	$0.51	$0.59
Diluted	$0.35	$0.27	$0.49	$0.57

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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring (at least annually) and nonrecurring basis by level within the fair value hierarchy (in thousands):

	Fair value at June 30, 2023
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Cash	$379,243	$—	$—	$379,243
Restricted cash	33,560	—	—	33,560
Marketable securities	38,765	—	—	38,765
Trade receivables from provisional sales, net	—	53,766	—	53,766
Deferred consideration	—	—	22,344	22,344
	$451,568	$53,766	$22,344	$527,678

Liabilities:
Derivative liabilities	—	356	—	356
Contingent consideration (4)	—	—	28,600	28,600
	$—	$356	$28,600	$28,956

	Fair value at December 31, 2022
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Cash	$655,453	$—	$—	$655,453
Restricted cash	33,653	—	—	33,653
Marketable securities	44,841	—	—	44,841
Trade receivables from provisional sales, net	—	49,897	—	49,897
Deferred consideration	—	—	24,369	24,369
	$733,947	$49,897	$24,369	$808,213
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
(4)The contingent consideration related to the Transaction are included in Level 3, as certain assumptions used in the calculation of the fair value are not based on observable market data. The fair value of the contingent consideration tied to completion of operational milestones was determined using a discounted cash flow model. The significant assumptions include estimates of timing of completion of milestones and a discount rate of 6.0%. The fair value of the contingent consideration tied to delineation of new reserves was determined using a probability-weighted discounted cash flow model. The significant assumptions include estimates of timing of delineation of new reserves, a 10.0% probability of delineation of new reserves and a discount rate of 6.0%.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value using significant unobservable inputs (Level 3) in the consolidated financial statements (in thousands):

	Six Months Ended June 30,
	2023	2022
Deferred consideration assets:
Balance as of January 1	$24,369	$22,610
Revaluations	(1,551)	853
Receipt of deferred consideration	(474)	—
Balance as of June 30	$22,344	$23,463

	Six Months Ended June 30,
	2023	2022
Deferred consideration liabilities:
Balance as of January 1	$—	$—
Assumption of deferred consideration	28,600	—
Balance as of June 30	$28,600	$—
Fair values of financial assets and liabilities not already measured at fair value
The fair value of the 2019 Notes and Term Loan as compared to the carrying amounts were as follows (in thousands):

		June 30, 2023		December 31, 2022
	Level	Carrying amount	Fair value	Carrying amount	Fair value
2019 Notes (1)	1	$227,000	$245,824	$226,510	$257,025
Term Loan (2)	2	35,000	35,412	70,000	71,419
Total borrowings		$262,000	$281,236	$296,510	$328,444
(1) The fair value disclosed for the Company's 2019 Notes is included in Level 1 as the basis of valuation uses a quoted price in an active market.
(2) The fair value disclosed for the Company's Term Loan is included in Level 2 as the fair value is determined by an independent third-party pricing source.

10.TRADE AND OTHER RECEIVABLES
Trade and other receivables was composed of the following (in thousands):

	June 30, 2023	December 31, 2022
Trade receivables	$64,398	$62,563
Value added tax receivables	35,429	30,893
Income tax receivable	17,082	14,316
Other taxes receivable	4,998	6,750
Other	3,300	3,153
Total	$125,207	$117,675
No provision for credit loss was recognized as of June 30, 2023 or December 31, 2022. All trade receivables are expected to be settled within twelve months.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11.INVENTORIES
The components of Inventories for the periods ended June 30, 2023 and December 31, 2022 are as follows (in thousands):

	June 30, 2023	December 31, 2022
Materials and supplies	$123,421	$103,380
Stockpiled ore	63,639	54,504
Leach pad inventory	333,883	300,715
Work-in-process	9,067	7,549
Finished goods	31,485	35,459
Total current inventories	561,495	501,607

Stockpiled ore	213,455	217,154
Materials and supplies	2,185	1,845
Total non-current inventories	$215,640	$218,999

No write-down of inventory was recognized during the three months ended June 30, 2023. During the six months ended June 30, 2023. the Company recognized write-downs of leach pad inventory at Çöpler of $2.0 million, with $1.3 million classified as a component of Cost of sales and $0.7 million classified as a component of Depreciation, depletion and amortization. No write-down of inventory was recognized during the year ended December 31, 2022.

12.MINERAL PROPERTIES, PLANT AND EQUIPMENT, NET
The components of Mineral properties, plant and equipment, net are as follows (in thousands):

	June 30, 2023	December 31, 2022
Plant and equipment (1)	$1,845,326	$1,793,914
Construction in process	95,394	58,704
Mineral properties subject to depletion	1,467,028	1,452,850
Mineral properties not yet subject to depletion	1,536,367	848,281
Exploration and evaluation assets	517,993	515,070
Total mineral properties, plant, and equipment	5,462,108	4,668,819
Accumulated depreciation, plant and equipment	(664,452)	(621,323)
Accumulated depletion, mineral properties	(548,215)	(498,050)
Mineral properties, plant, and equipment, net	$4,249,441	$3,549,446
(1) As of June 30, 2023 and December 31, 2022, plant and equipment includes finance lease right-of-use assets with a carrying amount of $99.0 million and $101.7 million, respectively.
No impairment was recognized for the three and six months ended June 30, 2023 and 2022.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
13.ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other are comprised of the following items (in thousands):

	June 30, 2023	December 31, 2022
Accrued liabilities	$64,907	$68,254
Royalties payable	13,529	16,012
Stock-based compensation liabilities	10,606	10,493
Income taxes payable	8,931	16,374
Lease liabilities	2,329	1,976
Reclamation liabilities	5,829	10,075
Other	1,826	1,470
Total accrued liabilities and other	$107,957	$124,654

14.DEBT
The following tables summarize the Company’s debt balances (in thousands):

	June 30, 2023	December 31, 2022
2019 Notes (1)	$227,000	$226,510
Term Loan	35,000	70,000
Other	508	1,797
Total carrying amount	$262,508	$298,307

Current Portion	$35,508	$71,797
Non-Current Portion	$227,000	$226,510
(1) Amount is net of discount and debt issuance costs of $3.0 million and $3.5 million, respectively.

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
Restricted cash accounts must be maintained while the Term Loan is outstanding. As of June 30, 2023 and December 31, 2022, $33.6 million and $33.7 million of restricted cash relates to the Term Loan, respectively. Restricted cash is classified as a current asset in the Condensed Consolidated Balance Sheets.
The Company is in compliance with all financial covenants in relation to the Term Loan.

Amended Credit Agreement
On June 7, 2021, the Company amended its existing Credit Agreement to extend the maturity to June 8, 2025 and increase the Credit Agreement to $200.0 million with a $100.0 million accordion feature (the "Amended Credit Agreement"). Amounts drawn under the Amended Credit Agreement are subject to variable interest rates at LIBOR plus an applicable margin ranging from 2% to 3%, based on the Company's net leverage ratio. As of June 30, 2023, the Company was in compliance with its covenants. As of June 30, 2023, no borrowings were outstanding on the Amended Credit Agreement, $199.1 million of borrowing capacity was available and outstanding letters of credit totaled $0.9 million.
The Company is in compliance with all financial covenants in relation to the Amended Credit Agreement.

15.EQUITY
Repurchase of common shares
On June 16, 2023, the Company received approval of its Normal Course Issuer Bid ("2023 NCIB") to purchase for cancellation up to 10.2 million of its common shares through the facilities of the TSX, Nasdaq or other Canadian and U.S. marketplaces over a twelve month period beginning June 20, 2023 and ending June 19, 2024.
On June 19, 2023, the Normal Course Issuer Bid established as of June 20, 2022 (the “2022 NCIB”), expired. Under the 2022 NCIB, the Company was authorized to purchase for cancellation up to 10.6 million of its common shares through the facilities of the TSX, Nasdaq or other Canadian and U.S. marketplaces over a twelve month period.
During the three and six months ended June 30, 2023, the Company purchased 2,678,822 and 3,026,993 of its outstanding common shares at an average share price of $14.97 and $14.97 per share, respectively, for total consideration of $40.1 million and $45.3 million. All shares were cancelled upon purchase. During the three and six months ended, the difference of $0.8 million and $0.9 million between the total amount paid and the amount deducted from common shares of $39.3 million and $44.4 million was recorded as a direct charge to retained earnings. The amount deducted from common shares was determined based on the average paid in capital per common share outstanding prior to the repurchase date.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
16.SUPPLEMENTAL CASH FLOW INFORMATION

Net change in operating assets and liabilities during the six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Decrease (increase) in operating assets:
Trade and other receivables	$(9,532)	$(5,515)
Inventories	(56,371)	(56,843)
Other operating assets	(911)	7,193
Increase (decrease) in operating liabilities:
Accounts payable	(22,700)	7,101
Accrued liabilities	(17,488)	(66,056)
Reclamation liabilities	(791)	62
Other operating liabilities	(4,031)	(27,286)
	$(111,824)	$(141,344)
Other cash information during the six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Interest paid	$(9,260)	$(5,897)
Interest received	$9,475	$3,799
Income taxes paid	$(21,643)	$(110,423)

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
Environmental matters
The Company uses surety bonds to support certain environmental bonding obligations. As of June 30, 2023 and December 31, 2022, the Company had surety bonds totaling $117.5 million and $117.4 million outstanding, respectively.
Other Commitments and Contingencies
The Company is involved in legal proceedings related to its normal course of business. Management does not believe that these legal cases will have a material effect on the Company’s financial condition or results of the operations.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
18.SUBSEQUENT EVENTS
Term Loan amendment
On July 26, 2023, the Company entered into an amendment to the Term Loan. The amendment amends the Term Loan to replace LIBOR-based benchmark rates with secured overnight financing rate ("SOFR")-based benchmark rates. After giving effect to this amendment, borrowings under the Term Loan will generally bear interest at adjusted term SOFR plus an applicable interest rate margin ranging from 3.5% to 3.7% depending on the tranche. Adjusted term SOFR for the Term Loan is the SOFR benchmark plus a credit spread adjustment ranging from approximately 0.0064% to 0.71513% depending on the applicable interest period selected.
Türkiye income tax rate change

On July 15, 2023, the Republic of Türkiye enacted an increase in the corporate income tax rate. The corporate income tax rate of 20% increased to 25% for 2023 and subsequent years. The increase is effective on July 15, 2023 with retroactive application to January 1, 2023. The tax rate change will affect the Company’s current and deferred income taxes and will be recorded subsequent to June 30, 2023 when the increase was enacted.

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
This item should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of Business Properties included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 22, 2023, as amended with Form 10-K/A filed on March 17, 2023, solely to correct a typographical error related to the date of the audit opinion (together, “Form 10-K”).
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

Refer to the “Second Quarter Highlights”, “Consolidation Results of Operations”, “Results of Operations”, “Liquidity and Capital Resources” and “Non-GAAP Financial Measures” for quarterly information for the six months ended June 30, 2023.

Consolidated Results of Operations
A summary of the Company's consolidated financial and operating results for the three and six months ended June 30, 2023 and 2022 are presented below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change (%)	2023	2022	Change (%)
Financial Results
Revenue	$301,026	$319,583	(5.8)%	$615,640	$675,029	(8.8)%
Cost of sales (1)	$170,640	$164,928	3.5%	$369,937	$318,448	16.2%
Operating income	$52,929	$70,095	(24.5)%	$89,914	$185,965	(51.7)%
Net income (loss)	$122,376	$67,519	81.2%	$151,380	$143,625	5.4%
Net income (loss) attributable to SSR Mining shareholders	$74,866	$58,488	28.0%	$104,679	$126,051	(17.0)%
Basic net income (loss) per share attributable to SSR Mining shareholders	$0.37	$0.28	32.1%	$0.51	$0.59	(13.6)%
Adjusted attributable net income (loss) (2)	$75,103	$66,800	12.4%	$96,376	$132,742	(27.4)%
Adjusted basic attributable net income (loss) per share (2)	$0.37	$0.31	19.4%	$0.47	$0.62	(24.2)%
Adjusted diluted attributable net income (loss) per share (2)	$0.35	$0.30	16.7%	$0.45	$0.60	(25.0)%

Operating Results
Gold produced (oz)	128,902	135,500	(4.9)%	251,723	292,510	(13.9)%
Gold sold (oz)	124,916	146,329	(14.6)%	251,027	303,508	(17.3)%
Silver produced ('000 oz)	2,269	1,967	15.4%	4,284	3,270	31.0%
Silver sold ('000 oz)	1,857	1,771	4.9%	4,238	3,532	20.0%
Lead produced ('000 lb) (3)	10,193	8,889	14.7%	21,554	16,192	33.1%
Lead sold ('000 lb) (3)	9,805	8,874	10.5%	23,175	19,087	21.4%
Zinc produced ('000 lb) (3)	1,748	1,507	16.0%	4,227	3,350	26.2%
Zinc sold ('000 lb) (3)	1,033	1,367	(24.4)%	4,720	4,495	5.0%

Gold equivalent produced (oz) (4)	156,625	159,262	(1.7)%	303,518	333,201	(8.9)%
Gold equivalent sold (oz) (4)	147,705	167,201	(11.7)%	302,262	346,893	(12.9)%

Average realized gold price ($/oz sold)	$1,963	$1,861	5.5%	$1,932	$1,870	3.3%
Average realized silver price ($/oz sold)	$24.61	$19.64	25.3%	$23.92	$21.75	10.0%

Cost of sales per gold equivalent ounce sold (1, 4)	$1,155	$986	17.1%	$1,224	$918	33.3%
Cash cost per gold equivalent ounce sold (2, 4)	$1,108	$933	18.8%	$1,157	$851	36.0%
AISC per gold equivalent ounce sold (2, 4)	$1,633	$1,267	28.9%	$1,663	$1,177	41.3%
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

Revenue
For the three months ended June 30, 2023, revenue decreased by $18.6 million, or 5.8%, to $301.0 million, as compared to $319.6 million for the three months ended June 30, 2022. The decrease was mainly due to 14.6% fewer ounces of gold sold, partially offset by a 5.5% increase in average realized gold prices and 4.9% more ounces of silver sold.

For the six months ended June 30, 2023, revenue decreased by $59.4 million, or 8.8%, to $615.6 million as compared to $675.0 million for the six months ended June 30, 2022. The decrease was mainly due to 17.3% fewer ounces of gold sold, partially offset by a 3.3% increase in average realized gold prices and 20.0% more ounces of silver sold.
Cost of sales

Cost of sales increased by $5.7 million, or 3.5%, to $170.6 million for the three months ended June 30, 2023, as compared to $164.9 million for the three months ended June 30, 2022. This increase was mainly due to higher operating costs and inflationary pressure on costs, although 14.6% fewer ounces of gold were sold and 4.9% more ounces of silver were sold during the three months ended June 30, 2023, compared to the same period in 2022.

Cost of sales increased by $51.5 million, or 16.2%, to $369.9 million for the six months ended June 30, 2023, as compared to $318.4 million for the six months ended June 30, 2022. This increase was mainly due to higher operating costs and inflationary pressure on costs, although 17.3% fewer ounces of gold were sold and 20.0% more ounces of silver were sold during the six months ended June 30, 2023, compared to the same period in 2022. For a complete discussion of costs of sales by site, refer to the Results of Operations below.

Depreciation, depletion and amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change (%)	2023	2022	Change (%)
Depreciation, depletion, and amortization ($000s)	$44,641	$53,848	(17.1)%	$91,736	$112,590	(18.5)%
Gold equivalent ounces sold	147,705	167,201	(11.7)%	302,262	346,893	(12.9)%
Depreciation, depletion, and amortization per gold equivalent ounce sold	$302	$322	(6.2)%	$303	$325	(6.8)%
Depreciation, depletion, and amortization (“DD&A”) expense decreased by $9.2 million, or 17.1%, to $44.6 million for the three months ended June 30, 2023, as compared to $53.8 million for the three months ended June 30, 2022, primarily due to fewer gold equivalent ounces sold.
DD&A expense decreased by $20.9 million, or 18.5%, to $91.7 million for the six months ended June 30, 2023, as compared to $112.6 million for the six months ended June 30, 2022, primarily due to fewer gold equivalent ounces sold.

General and administrative expense
General and administrative expense for the three months ended June 30, 2023 was $16.3 million as compared to $19.5 million for the three months ended June 30, 2022. General and administrative expenses decreased primarily due to a decrease in consulting and professional fees.
General and administrative expense for the six months ended June 30, 2023 and 2022 was consistent period over period.

Exploration, evaluation and reclamation costs
Exploration, evaluation, and reclamation costs increased by $4.9 million for the three months ended June 30, 2023 and by $7.7 million for the six months ended June 30, 2023 compared to the same periods in 2022. For the three months ended June 30, 2023, the year over year increase was primarily due to a $5.6 million increase in exploration drilling, partially offset by a $1.6 million decrease in reclamation expenses compared to the same period in 2022. For the six months ended June 30, 2023, the increase is due to a $7.6 million increase in exploration drilling compared to the same period in 2022. The Company has committed to additional exploration during the year to support growth and resource conversion across the portfolio.

Interest expense
Interest expense for the three months ended June 30, 2023 was $5.0 million as compared to $4.3 million for the three months ended June 30, 2022. Interest expense for the six months ended June 30, 2023 was $10.0 million as compared to $8.6 million for the six months ended June 30, 2022. The increases are mainly due to increases in interest rates.
Other income (expense)
Other income for the three months ended June 30, 2023 was $12.4 million as compared to an expense of $2.4 million for the three months ended June 30, 2022. The change is primarily due to an increase in interest income of $5.0 million due to higher interest rates and gains on marketable securities of $4.8 million.
Other income for the six months ended June 30, 2023 was $25.4 million as compared to an expense of $2.8 million for the six months ended June 30, 2022. The change is primarily due to an increase in interest income of $11.1 million during 2023 due to higher interest rates and gains on marketable securities of $10.7 million.
Foreign exchange gain (loss)
Foreign exchange loss for the three months ended June 30, 2023 was $21.2 million compared to a loss of $4.9 million for the three months ended June 30, 2022. The Company's main foreign exchange exposures are related to net monetary assets and liabilities denominated in TRY, ARS and CAD. The increase in foreign exchange loss was mainly due to a weakening of the ARS against the USD and its impact on ARS-denominated assets at Puna and the weakening of the TRY against the USD and its impact on TRY-denominated assets at Çöpler.

Foreign exchange loss for the six months ended June 30, 2023 was $34.4 million compared to a loss of $8.2 million for the six months ended June 30, 2022. The Company's main foreign exchange exposures are related to net monetary assets and liabilities denominated in TRY, ARS and CAD. During the six months ended June 30, 2023 and 2022, the foreign exchange loss was mainly due to a weakening of the ARS against the USD and its impact on ARS-denominated assets at Puna and the weakening of the TRY against the USD and its impact on TRY-denominated assets at Çöpler.
Income and mining tax benefit (expense)
Income and mining tax benefit for the three months ended June 30, 2023 was $83.4 million as compared to a benefit of $9.0 million for the three months ended June 30, 2022. The increase in income tax benefit was primarily as a result of the devaluation of the TRY relative to the USD, as well as a decline in year-to-date operating income compared to 2022.
Income and mining tax benefit for the six months ended June 30, 2023 was $80.6 million as compared to a tax expense of $22.6 million for the six months ended June 30, 2022. The decrease in tax expense was primarily as a result of the devaluation of the TRY relative to the USD, the release of uncertain tax positions, and weaker operating results year-to-date, although these tax benefit drivers were partially offset by tax return adjustments, largely due to retroactive earthquake tax assessments.

Results of Operations
Çöpler, Türkiye

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Data	2023	2022	Change (%)	2023	2022	Change (%)
Gold produced (oz)	52,031	51,390	1.2%	107,105	122,030	(12.2)%
Gold sold (oz)	49,197	57,846	(15.0)%	107,211	130,271	(17.7)%
Average realized gold price ($/oz sold)	$1,979	$1,863	6.2%	$1,934	$1,869	3.5%

Ore mined (kt)	1,184	674	75.7%	2,363	1,685	40.2%
Waste removed (kt)	4,841	6,173	(21.6)%	10,216	11,308	(9.7)%
Total material mined (kt)	6,025	6,847	(12.0)%	12,579	12,993	(3.2)%

Ore milled (kt)	680	611	11.3%	1,404	1,256	11.8%
Gold mill feed grade (g/t)	2.34	2.55	(8.2)%	2.40	2.95	(18.6)%
Gold recovery (%)	89.1	87.2	2.2%	88.4	87.1	1.5%

Ore stacked (kt)	154	148	4.1%	342	210	62.9%
Gold grade stacked (g/t)	1.46	0.90	62.2%	1.33	0.87	52.9%

Cost of sales (1)	$54,949	$63,095	(12.9)%	$129,595	$125,679	3.1%
Cost of sales ($/oz gold sold) (1)	$1,117	$1,091	2.4%	$1,209	$965	25.3%
Cash costs ($/oz gold sold) (2)	$1,107	$1,078	2.7%	$1,196	$948	26.2%
AISC ($/oz gold sold) (2)	$1,384	$1,253	10.5%	$1,404	$1,087	29.2%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Çöpler. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Gold production remained consistent period over period. Gold sold was less than gold production during the three months ended June 30, 2023 as a result of timing of sales due to Turkish holiday closures during the last week of the quarter, which resulted in a build up of finished goods inventory. Revenue decreased by $10.9 million, or 10.0%, of which $16.6 million was the result of lower volume of gold sold partially offset by a $5.7 million increase as a result of higher average realized gold price. Cost of sales decreased by $8.1 million, or 12.9%, as a result of fewer gold ounces sold. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 2.4% and 2.7%, respectively, due to fewer gold ounces sold and higher contracted mining costs and employee-related costs. AISC per ounce of gold sold increased 10.5% due to fewer gold ounces sold, higher cash costs, and higher capital expenditures primarily related to the tailings storage facility.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Gold production decreased 12.2% due to lower grade sulfide ore milled. Revenue decreased by $37.8 million, or 15.3%, of which $44.5 million was the result of lower volume of gold sold partially offset by a $6.7 million increase as a result of higher average realized gold price. Cost of sales increased by $3.9 million, or 3.1%, as a result of higher contracted mining costs, community donations, and consumption and unit costs of oxygen, electricity and sulfuric acid. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 25.3% and 26.2%, respectively, due to fewer gold ounces sold and higher cost of sales. AISC per ounce of gold sold increased 29.2% due to fewer gold ounces sold, higher cash costs, and higher capital expenditures primarily related to the tailings storage facility.

Marigold, USA

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Data	2023	2022	Change (%)	2023	2022	Change (%)
Gold produced (oz)	60,443	45,769	32.1%	112,422	79,557	41.3%
Gold sold (oz)	60,389	45,983	31.3%	111,686	82,937	34.7%
Average realized gold price ($/oz sold)	$1,950	$1,857	5.0%	$1,933	$1,860	3.9%

Ore mined (kt)	5,042	4,100	23.0%	10,409	8,920	16.7%
Waste removed (kt)	15,648	20,576	(24.0)%	32,678	40,364	(19.0)%
Total material mined (kt)	20,690	24,676	(16.2)%	43,086	49,284	(12.6)%

Ore stacked (kt)	5,042	4,100	23.0%	10,409	8,920	16.7%
Gold grade stacked (g/t)	0.52	0.67	(22.4)%	0.47	0.52	(9.6)%

Cost of sales (1)	$63,965	$50,422	26.9%	$118,506	$89,157	32.9%
Cost of sales ($/oz gold sold) (1)	$1,059	$1,097	(3.5)%	$1,061	$1,075	(1.3)%
Cash costs ($/oz gold sold) (2)	$1,063	$1,099	(3.3)%	$1,065	$1,076	(1.0)%
AISC ($/oz gold sold) (2)	$1,656	$1,458	13.6%	$1,659	$1,505	10.2%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Marigold. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Gold production increased 32.1% due to more tonnes stacked as well as the timing of leach recoveries. Revenue increased by $32.4 million or 37.9%, of which $26.8 million was the result of higher volume of gold sold and $5.6 million was the result of higher average realized gold price. Cost of sales increased by $13.5 million, or 26.9%, due to more gold ounces sold. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold decreased 3.5% and 3.3%, respectively, due to fewer waste tonnes mined. AISC per ounce of gold sold increased 13.6% primarily as a result of higher capital expenditures related to the purchase of two haul trucks.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Gold production increased 41.3% due to more tonnes stacked as well as the timing of leach recoveries. Revenue increased by $61.7 million or 40.0%, of which $53.5 million was the result of higher volume of gold sold and $8.2 million was the result of higher average realized gold price. Cost of sales increased by $29.3 million, or 32.9%, due to more gold ounces sold. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold remained consistent. AISC per ounce of gold sold increased 10.2% primarily as a result of higher capital expenditures related to the purchase of four haul trucks.

Seabee, Canada

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Data	2023	2022	Change (%)	2023	2022	Change (%)
Gold produced (oz)	16,428	38,341	(57.2)%	32,196	90,923	(64.6)%
Gold sold (oz)	15,330	42,500	(63.9)%	32,130	90,300	(64.4)%
Average realized gold price ($/oz sold)	$1,960	$1,862	5.3%	$1,931	$1,882	2.6%

Ore mined (kt)	119	97	22.7%	218	199	9.5%

Ore milled (kt)	105	99	6.1%	218	194	12.4%
Gold mill feed grade (g/t)	5.25	12.06	(56.5)%	4.91	14.85	(66.9)%
Gold recovery (%)	96.9	98.0	(1.1)%	96.5	98.4	(1.9)%

Cost of sales (1)	$18,272	$19,015	(3.9)%	$41,537	$35,425	17.3%
Cost of sales ($/oz gold sold) (1)	$1,192	$447	166.7%	$1,293	$392	229.8%
Cash costs ($/oz gold sold) (2)	$1,192	$449	165.5%	$1,294	$394	228.4%
AISC ($/oz gold sold) (2)	$1,690	$628	169.1%	$1,960	$611	220.8%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Seabee. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Gold production decreased 57.2% due to lower grade ore milled. Revenue decreased by $49.1 million, or 62.0%, of which $50.6 million was the result of lower volume of gold sold partially offset by a $1.5 million increase as a result of higher average realized gold price. Cost of sales decreased by $0.7 million, or 3.9%, as a result of lower volume of gold sold, partially offset by higher contractor costs and equipment and repair costs. Cost of sales per ounce of gold sold, cash costs per ounce of gold sold, and AISC per ounce of gold sold increased 166.7%, 165.5%, and 169.1%, respectively, due to fewer gold ounces sold as a result of the lower mill feed grade.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Gold production decreased 64.6% due to lower grade ore milled. Revenue decreased by $107.8 million, or 63.4%, of which $109.4 million was the result of lower volume of gold sold partially offset by a $1.6 million increase as a result of higher average realized gold price. Cost of sales increased by $6.1 million, or 17.3%, as a result of higher employee-related costs, mobile maintenance costs, and utilization of contractors for winter road construction. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 229.8% and 228.4%, respectively, due to fewer gold ounces sold and higher cost of sales. AISC per ounce of gold sold increased 220.8% due to fewer gold ounces sold, higher cash costs, and an increase in capital expenditures related to underground mine development and machinery and equipment purchases delivered over the winter road.

Puna, Argentina

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Data	2023	2022	Change (%)	2023	2022	Change (%)
Silver produced ('000 oz)	2,269	1,967	15.4%	4,284	3,270	31.0%
Silver sold ('000 oz)	1,857	1,771	4.9%	4,238	3,532	20.0%
Lead produced ('000 lb)	10,193	8,889	14.7%	21,554	16,192	33.1%
Lead sold ('000 lb)	9,805	8,874	10.5%	23,175	19,087	21.4%
Zinc produced ('000 lb)	1,748	1,507	16.0%	4,227	3,350	26.2%
Zinc sold ('000 lb)	1,033	1,367	(24.4)%	4,720	4,495	5.0%
Gold equivalent sold ('000 oz) (1)	22,789	20,872	9.2%	51,235	43,385	18.1%
Average realized silver price ($/oz)	$24.61	$19.64	25.3%	$23.92	$21.75	10.0%

Ore mined (kt)	510	505	1.0%	859	852	0.8%
Waste removed (kt)	1,524	2,311	(34.1)%	3,508	4,389	(20.1)%
Total material mined (kt)	2,034	2,816	(27.8)%	4,367	5,241	(16.7)%

Ore milled (kt)	419	419	—%	834	792	5.3%
Silver mill feed grade (g/t)	175.53	152.39	15.2%	166.48	137.73	20.9%
Lead mill feed grade (%)	1.18	1.01	16.8%	1.25	1.02	22.5%
Zinc mill feed grade (%)	0.36	0.33	9.1%	0.40	0.37	8.1%
Silver recovery (%)	96.1	95.6	0.5%	96.0	95.4	0.6%
Lead recovery (%)	93.4	92.9	0.5%	93.9	92.3	1.7%
Zinc recovery (%)	52.7	41.7	26.4%	57.8	46.3	24.8%

Cost of sales (2)	$33,454	$32,396	3.3%	$80,299	$68,187	17.8%
Cost of sales ($/oz silver sold) (2)	$18.02	$18.29	(1.5)%	$18.95	$19.31	(1.9)%
Cost of sales ($/oz gold equivalent sold) (1, 2)	$1,468	$1,552	(5.4)%	$1,567	$1,572	(0.3)%
Cash costs ($/oz silver sold) (3)	$14.40	$13.54	6.4%	$14.41	$13.30	8.3%
Cash costs ($/oz gold equivalent sold) (1, 3)	$1,173	$1,150	2.0%	$1,192	$1,083	10.1%
AISC ($/oz silver sold) (3)	$17.41	$15.23	14.3%	$16.84	$14.95	12.6%
AISC ($/oz gold equivalent sold) (1, 3)	$1,418	$1,293	9.7%	$1,393	$1,217	14.5%
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

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Silver production increased 15.4% due to higher mill feed grade. Silver sold was less than silver production during the three months ended June 30, 2023 as a result of timing of sales due to transportation delays, which resulted in a build up of finished goods inventory. Revenue increased by $9.0 million, or 19.4%, of which $1.9 million was the result of higher volume of concentrate sold and $9.2 million was the result of higher average realized silver price, partially offset by a $2.1 million decrease as a result of lower average realized zinc price. Cost of sales increased by $1.1 million, or 3.3%, as a result of more silver ounces sold. Cost of sales per ounce of silver sold remained consistent period over period. Cash costs per ounce of silver sold increased 6.4% due to lower by-product revenue attributable to mark-to-market adjustments on silver-zinc concentrate, partially offset by more silver ounces sold. AISC per ounce of silver sold increased 14.3% due to higher cash costs and sustaining exploration expense related to exploration drilling near Chinchillas, partially offset by more silver ounces sold.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Silver production increased 31.0% due to more tonnes milled and higher mill feed grade. Revenue increased by $24.6 million, or 23.5%, of which $19.9 million was the result of higher volume of concentrate sold and $9.2 million was the result of higher average realized silver price, partially offset by a $4.5 million decrease as a result of lower average realized zinc price. Cost of sales increased by $12.1 million, or 17.8%, as a result of more silver ounces sold. Cost of sales per ounce of silver sold remained consistent period over period. Cash costs per ounce of silver sold increased 8.3% due to higher treatment and refining costs, partially offset by more silver ounces sold. AISC per ounce of silver sold increased 12.6% due to higher cash costs and sustaining exploration expense related to exploration drilling near Chinchillas, partially offset by more silver ounces sold.

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
Cash Dividends
During the three and six months ended June 30, 2023, the Company declared quarterly cash dividends of $0.07 during each quarter, for total dividends of $14.3 million during the three months ended June 30, 2023 and $28.8 million for the six months ended June 30, 2023.
During the three and six months ended June 30, 2022, the Company declared quarterly cash dividends of $0.07 during each quarter, for total dividends of $15.1 million during the three months ended June 30, 2022 and $30.1 million for the six months ended June 30, 2022.
Share Repurchase Plan/ Normal Course Issuer Bid
On June 19, 2023, the Normal Course Issuer Bid established as of June 20, 2022 (the “2022 NCIB”), expired. Under the 2022 NCIB, the Company authorized the purchase of up to 10,600,000 common shares. The Company purchased and cancelled 9,080,119 common shares via open market purchases through the facilities of the TSX and the Nasdaq at a weighted average price paid per common share of $16.01 and a total repurchase value of $145.3 million.
The Board of Directors authorized a new NCIB (the “2023 NCIB”) on June 16, 2023, to repurchase up to an aggregate of 10,200,000 common shares on the Nasdaq, the TSX and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules.
During the three and six months ended June 30, 2023, the Company repurchased and cancelled common shares of 2,678,822 and 3,026,993, for $40.1 million and $45.3 million, respectively, at a weighted average price paid per common share of $14.97.
Cash and Cash Equivalents
At June 30, 2023, the Company had $379.2 million of cash and cash equivalents, a decrease of $276.2 million from December 31, 2022, mainly due to cash used in the Company’s investing and financing activities, and partially offset by cash flows generated by the Company's operations. The Company held $327.0 million of its cash and cash equivalents balance in USD. Additionally, the Company held cash and cash equivalents of $43.6 million, $4.8 million and $1.3 million in ARS, CAD and TRY, respectively.
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

Debt
On July 26, 2023, the Company entered into an amendment to the Term Loan. The amendment amends the Term Loan to replace LIBOR-based benchmark rates with secured overnight financing rate ("SOFR")-based benchmark rates.
There were no other material changes to the Company’s debt and revolving credit facilities since December 31, 2022.
The Company's working capital at June 30, 2023, together with future cash flows from operations, are expected to be sufficient to fund planned activities and commitments.
Cash Flows
The following table summarizes the Company's cash flow activity for six months ended June 30:

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$83,310	$95,025
Cash used in investing activities	(231,741)	(57,745)
Cash used in financing activities	(111,134)	(116,683)
Effect of foreign exchange rate changes on cash and cash equivalents	(16,738)	524
Increase (decrease) in cash, cash equivalents and restricted cash	(276,303)	(78,879)
Cash, cash equivalents, and restricted cash, beginning of period	689,106	1,052,865
Cash, cash equivalents, and restricted cash, end of period	$412,803	$973,986
Cash provided by operating activities
For the six months ended June 30, 2023, cash provided by operating activities was $83.3 million compared to $95.0 million for the six months ended June 30, 2022. The decrease in cash provided by operating activities is mainly due to the impact of lower gold sales at Çöpler and Seabee.
Cash used in investing activities
For the six months ended June 30, 2023, cash used in investing activities was $231.7 million compared to $57.7 million for the six months ended June 30, 2022. The increase of $174.0 million used is primarily due to spend of $120.0 million for the acquisition of the Hod Maden project in 2023 compared to $24.8 million for the acquisition of Taiga Gold in 2022, increased capital expenditures in the amount of $65.7 million, and lower net proceeds from marketable securities in the amount of $5.0 million.
Cash used in financing activities
For the six months ended June 30, 2023, cash used in financing activities was $111.1 million compared to $116.7 million for the same period in 2022. The decrease in cash used in financing activities was primarily due to a reduction in principal payments on finance leases in the amount of $6.3 million, a decrease in dividends paid for the year in the amount of $1.3 million, offset by a decrease in proceeds from the exercise of stock options in the amount of $2.4 million when compared to the six months ended June 30, 2022.
Contractual Obligations
As of June 30, 2023, there have been no material changes in the Company’s contractual obligations since December 31, 2022 to the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in the Annual Report on Form 10-K for information regarding the Company’s contractual obligations.

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

The following tables provide a reconciliation of cost of sales to cash costs and AISC:

	Three Months Ended June 30, 2023
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP)(1)	$54,949	$63,965	$18,272	$33,454	$—	$170,640
By-product credits	(500)	(37)	(14)	(10,462)	—	(11,013)
Treatment and refining charges	—	276	19	3,749	—	4,044
Cash costs (non-GAAP)	54,449	64,204	18,277	26,741	—	163,671
Sustaining capital expenditures	10,511	31,312	6,872	2,477	—	51,172
Sustaining exploration and evaluation expense	1,354	3,829	—	2,299	—	7,482
Reclamation cost accretion and amortization	427	666	761	765	—	2,619
General and administrative expense and stock-based compensation expense	1,326	—	—	37	14,899	16,262
Total AISC (non-GAAP)	$68,067	$100,011	$25,910	$32,319	$14,899	$241,206

Gold sold (oz)	49,197	60,389	15,330	—	—	124,916
Silver sold (oz)	—	—	—	1,856,600	—	1,856,600
Gold equivalent sold (oz) (2)(3)	49,197	60,389	15,330	22,789	—	147,705

Cost of sales per gold equivalent ounce sold(1)	$1,117	$1,059	$1,192	$1,468	N/A	$1,155
Cash cost per gold ounce sold	$1,107	$1,063	$1,192	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$14.40	N/A	N/A
Cash cost per gold equivalent ounce sold	$1,107	$1,063	$1,192	$1,173	N/A	$1,108
AISC per gold ounce sold	$1,384	$1,656	$1,690	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$17.41	N/A	N/A
AISC per gold equivalent ounce sold(1)	$1,384	$1,656	$1,690	$1,418	N/A	$1,633
(1)Excludes depreciation, depletion, and amortization.
(2)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.
(3)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Three Months Ended June 30, 2022
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP)(1)	$63,095	$50,422	$19,015	$32,396	$—	$164,928
By-product credits	(743)	(22)	(41)	(11,836)	—	(12,642)
Treatment and refining charges	—	142	117	3,433	—	3,692
Cash costs (non-GAAP)	62,352	50,542	19,091	23,993	—	155,978
Sustaining capital expenditures	8,104	15,331	7,386	2,427	—	33,248
Sustaining exploration and evaluation expense	1,346	618	—	115	—	2,079
Reclamation cost accretion and amortization	(133)	557	209	432	—	1,065
General and administrative expense and stock-based compensation expense	800	1	8	15	18,644	19,468
Total AISC (non-GAAP)	$72,469	$67,049	$26,694	$26,982	$18,644	$211,838

Gold sold (oz)	57,846	45,983	42,500	—	—	146,329
Silver sold (oz)	—	—	—	1,771,455	—	1,771,455
Gold equivalent sold (oz) (2)(3)	57,846	45,983	42,500	20,872	—	167,201

Cost of sales per gold equivalent ounce sold(1)	$1,091	$1,097	$447	$1,552	N/A	$986
Cash cost per gold ounce sold	$1078	$1099	$449	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$13.54	N/A	N/A
Cash cost per gold equivalent ounce sold	$1078	$1099	$449	$1,150	N/A	$933
AISC per gold ounce sold	$1,253	$1,458	$628	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$15.23	N/A	N/A
AISC per gold equivalent ounce sold(2)	$1,253	$1,458	$628	$1,293	N/A	$1,267
(1)Excludes depreciation, depletion, and amortization.
(2)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.
(3)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Six Months Ended June 30, 2023
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP)(1)	$129,595	$118,506	$41,537	$80,299	$—	$369,937
By-product credits	(1,367)	(74)	(24)	(28,476)	—	(29,941)
Treatment and refining charges	—	459	49	9,247	—	9,755
Cash costs (non-GAAP)	128,228	118,891	41,562	61,070	—	349,751
Sustaining capital expenditures	17,214	64,434	20,007	5,307	—	106,962
Sustaining exploration and evaluation expense	2,115	683	—	3,371	—	6,169
Reclamation cost accretion and amortization	854	1,311	1,416	1,530	—	5,111
General and administrative expense and stock-based compensation expense	2,062	—	—	89	32,652	34,803
Total AISC (non-GAAP)	$150,473	$185,319	$62,985	$71,367	$32,652	$502,796

Gold sold (oz)	107,211	111,686	32,130	—	—	251,027
Silver sold (oz)	—	—	—	4,238,140	—	4,238,140
Gold equivalent sold (oz) (2)(3)	107,211	111,686	32,130	51,235	—	302,262

Cost of sales per gold equivalent ounce sold(1)	$1,209	$1,061	$1,293	$1,567	N/A	$1,224
Cash cost per gold ounce sold	$1,196	$1,065	$1,294	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$14.41	N/A	N/A
Cash cost per gold equivalent ounce sold	$1,196	$1,065	$1,294	$1,192	N/A	$1,157
AISC per gold ounce sold	$1,404	$1,659	$1,960	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$16.84	N/A	N/A
AISC per gold equivalent ounce sold(1)	$1,404	$1,659	$1,960	$1,393	N/A	$1,663
(1)Excludes depreciation, depletion, and amortization.
(2)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.
(3)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Six Months Ended June 30, 2022
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP)(1)	$125,679	$89,157	$35,425	$68,187	$—	$318,448
By-product credits	(2,207)	(63)	(77)	(28,569)	—	(30,916)
Treatment and refining charges	—	177	207	7,366	—	7,750
Cash costs (non-GAAP)	123,472	89,271	35,555	46,984	—	295,282
Sustaining capital expenditures	14,479	33,566	19,261	4,640	—	71,946
Sustaining exploration and evaluation expense	1,728	935	—	165	—	2,828
Reclamation cost accretion and amortization	262	1,070	351	863	—	2,546
General and administrative expense and stock-based compensation expense	1,714	1	11	163	33,818	35,707
Total AISC (non-GAAP)	$141,655	$124,843	$55,178	$52,815	$33,818	$408,309

Gold sold (oz)	130,271	82,937	90,300	—	—	303,508
Silver sold (oz)	—	—	—	3,531,842	—	3,531,842
Gold equivalent sold (oz) (2)(3)	130,271	82,937	90,300	43,385	—	346,893

Cost of sales per gold equivalent ounce sold(1)	$965	$1,075	$392	$1,572	N/A	$918
Cash cost per gold ounce sold	$948	$1,076	$394	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$13.30	N/A	N/A
Cash cost per gold equivalent ounce sold	$948	$1,076	$394	$1,083	N/A	$851
AISC per gold ounce sold	$1,087	$1,505	$611	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$14.95	N/A	N/A
AISC per gold equivalent ounce sold(2)	$1,087	$1,505	$611	$1,217	N/A	$1,177
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

Non-GAAP Measure - Adjusted Attributable Net Income (Loss)
Adjusted attributable net income (loss) and adjusted attributable net income (loss) per share are used by management and investors to measure the Company's underlying operating performance. The most directly comparable financial measures prepared in accordance with GAAP are Net income (loss) attributable to SSR Mining shareholders and Net income (loss) per share attributable to SSR Mining shareholders. Adjusted attributable net income (loss) is defined as net income (loss) adjusted to exclude the after-tax impact of specific items that are significant, but not reflective of the Company's underlying operations, including impairment adjustments; inflationary impacts on tax balances; transaction, integration and SEC conversion costs; changes in tax rate for other non-recurring items. SEC conversion costs are the costs associated with the Company's transition in 2022 from being a foreign private issuer to a domestic reporting issuer for purposes of the SEC's reporting and other requirements.

The following table provides a reconciliation of Net income (loss) attributable to SSR Mining shareholders to adjusted net income (loss) attributable to SSR Mining shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share)	2023	2022	2023	2022
Net income (loss) attributable to SSR Mining shareholders (GAAP)	$74,866	$58,488	$104,679	$126,051
Interest saving on 2019 Notes, net of tax	1,236	1,230	2,456	2,446
Net income (loss) used in the calculation of diluted net income per share	$76,102	$59,718	$107,135	$128,497

Weighted-average shares used in the calculation of net income and adjusted net income (loss) per share
Basic	204,680	212,600	205,723	212,512
Diluted	217,320	225,084	218,347	224,962

Net income (loss) per share attributable to SSR Mining shareholders (GAAP)
Basic	$0.37	$0.28	$0.51	$0.59
Diluted	$0.35	$0.27	$0.49	$0.57

Adjustments:
Foreign exchange loss (gain) (2)	—	4,869	—	8,156
Artmin transaction and integration costs	377	—	377	—
SEC conversion costs	—	—	—	1,217
Change in fair value of marketable securities	746	2,876	(1,120)	3,799
Loss (gain) on sale of mineral properties, plant and equipment	810	757	1,050	1,341
Income tax impact related to above adjustments	(109)	(945)	30	(1,653)
Foreign exchange (gain) loss and inflationary impacts on tax balances (2)	(1,587)	755	(10,741)	(6,169)
Other tax adjustments(1)	—	—	2,101	—
Adjusted net income (loss) attributable to SSR Mining shareholders (Non-GAAP)	$75,103	$66,800	$96,376	$132,742

Adjusted net income (loss) per share attributable to SSR Mining shareholders (Non-GAAP)
Basic	$0.37	$0.31	$0.47	$0.62
Diluted	$0.35	$0.30	$0.45	$0.60
(1)Represents charges related to a one-time tax imposed by Türkiye to fund earthquake recovery efforts, offset by a release of an uncertain tax position.
(2)Effective January 1, 2023, the Company no longer adjusts for the effects of foreign exchange gains and losses.

Non-GAAP Measure - Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and Adjusted EBITDA
EBITDA represents net income (loss) before interest, taxes, depreciation, and amortization. EBITDA is an indicator of the Company's ability to generate liquidity by producing operating cash flow to fund working capital needs, service debt obligations, and fund capital expenditures.
Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation, and amortization, adjusted to exclude the impact of specific items that are significant, but not reflective of the Company's underlying operations, including impairment charges; transaction, integration and SEC conversion costs; and other non-recurring items.
The most directly comparable financial measure prepared in accordance with GAAP to EBITDA and Adjusted EBITDA is Net income (loss) attributable to SSR Mining shareholders.
The following is a reconciliation of Net income (loss) attributable to SSR Mining shareholders to EBITDA and adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income (loss) attributable to SSR Mining shareholders (GAAP)	$74,866	$58,488	$104,679	$126,051
Net income (loss) attributable to non-controlling interests	47,510	9,031	46,701	17,574
Depletion, depreciation and amortization	44,641	53,848	91,736	112,590
Interest expense	4,959	4,273	10,019	8,568
Income and mining tax expense (benefit)	(83,388)	(8,979)	(80,600)	22,583
EBITDA (non-GAAP)	88,588	116,661	172,535	287,366
Foreign exchange loss (gain) (1)	—	4,869	—	8,156
Artmin transaction and integration costs	377	—	377	—
SEC conversion costs	—	—	—	1,217
Change in fair value of marketable securities	746	2,876	(1,120)	3,799
Loss (gain) on sale of mineral properties, plant and equipment	810	757	1,050	1,341
Adjusted EBITDA (non-GAAP)	$90,521	$125,163	$172,842	$301,879
(1)Effective January 1, 2023, the Company no longer adjusts for the effects of foreign exchange gains and losses.

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
The following table provides a reconciliation of Cash provided by operating activities to free cash flow:

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash provided by operating activities (GAAP)	$83,310	$95,025
Expenditures on mineral properties, plant and equipment	(117,177)	(51,492)
Free cash flow (non-GAAP)	$(33,867)	$43,533

Critical Accounting Estimates
Refer to the Company’s Management’s Discussion and Analysis of Critical Accounting Estimates included in Part II of Form 10-K.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks during the six month period ended June 30, 2023.
For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7A of the Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Management assessed the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon its assessment, Management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the three months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s previous Normal Course Issuer bid, which commenced on June 20, 2022, expired on June 19, 2023 (the “2022 NCIB”). Under the 2022 NCIB, the Company was authorized to purchase for cancellation up to 10,600,000 common shares. The Company purchased and cancelled a total of 9,080,119 common shares under the 2022 NCIB via open market purchases through the facilities of the TSX and Nasdaq at a weighted average price paid per common share of $15.89 for approximately $145.3 million.
The Company’s Board of Directors authorized a new Normal Course Issuer Bid on June 16, 2023 (the “2023 NCIB”). Under the 2023 NCIB, the Company is authorized to purchase for cancellation up to 10,200,000 common shares through the facilities of the TSX, Nasdaq or other Canadian and U.S. marketplaces over a twelve month period beginning June 20, 2023 and ending June 19, 2024. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. The 2023 NCIB may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock.

The following table summarizes purchases by the Company, or an affiliated purchaser, of the Company’s equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	1,564,065	15.18	7,965,362	2,634,638
May 1 - May 31	890,157	14.71	8,855,519	1,744,481
June 1 - June 30(3)	224,600	14.58	9,080,119	10,200,000(4)
(1) The total number of shares purchased (and the average price paid per share) reflects shares purchased pursuant to the 2022 NCIB.
(2) The Company's Board of Directors previously authorized the 2022 NCIB, under which the Company was authorized to purchase up to 10,600,000 common shares. The program commenced June 20, 2022 and on March 27, 2023, the Board of Directors authorized the Company to make additional purchases under the 2022 NCIB up to an aggregate 10,600,000 common shares through June 19, 2023. The Company’s Board of Directors authorized the 2023 NCIB, under which the Company is authorized to repurchase up to 10,200,000 common shares during the period commencing June 20, 2023 and ending on June 19, 2024.

(3) All shares purchased in June were purchased pursuant to the 2022 NCIB. No shares were purchased in the quarterly period ended June 30, 2023 pursuant to the 2023 NCIB, which commenced on June 20, 2023.

(4) The 10,200,000 shares represent the maximum number of shares that may be purchased under the 2023 NCIB.

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
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements by our Directors and Officers
During the quarterly period covered by this report, our directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) did not adopt, terminate or modify Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 Regulation S-K).

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number
10.1 +++
Third Amendment and Restatement Deed, dated July 26, 2023, among Anagold Madencilik Sanayi ve Ticaret A.S., as Borrower, Alacer Gold Corp., as Parent, Lidya Madencilik Sanayi ve Ticaret A.S., Alacer Gold Madencilik A.S. and Banka Kombetare Tregtare SHA, as Shareholders, and ING Bank N.V., as Facility Agent and Security Holder (with the amended and restated Facility Agreement, originally dated September 21, 2015 attached as Schedule 1 thereto).

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
XBRL Taxonomy Extension Schema
XBRL Taxonomy Extension Calculation
XBRL Taxonomy Extension Definition
XBRL Taxonomy Extension Labels
XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
+	Filed herewith
++	Furnished herewith
+++	Previously filed
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SSR MINING INC. Registrant
Date: August 2, 2023	/s/ Alison White
Name: Alison White Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2023	/s/ Russell Farnsworth
Name: Russell Farnsworth Title: Vice President, Controller (Principal Accounting Officer)