Form 10-Q
period 2023-09-30
SSR MINING INC.
filed 2023-11-01
CIK 921638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
  ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes    ☒ No
There were 203,891,570 common shares outstanding on October 30, 2023.

PART I - FINANCIAL INFORMATION
THIRD QUARTER 2023 HIGHLIGHTS (dollars, except per share, per ounce and per pound amounts): (1)
•Operating performance: The Company reported third quarter 2023 production of 192,195 gold equivalent ounces at cost of sales of $1,095 per gold equivalent ounce and all-in sustaining costs (“AISC”) of $1,289 per gold-equivalent ounce. Year-to-date, the Company has delivered production of 495,668 gold equivalent ounces at cost of sales of $1,173 per gold equivalent ounce and AISC of $1,516 per gold-equivalent ounce.

•Financial results: Attributable net income in the third quarter of 2023 was $15.2 million, or $0.07 per diluted share, and adjusted attributable net income was $53.0 million, or $0.26 per diluted share. For the nine months ended September 30, 2023, attributable net income was $119.8 million, or $0.57 per diluted share, and adjusted attributable net income was $149.4 million, or $0.70 per diluted share. For the three months ended September 30, 2023, operating cash flow was $135.3 million and free cash flow was $87.8 million.

•Continued delivery of peer-leading capital returns: For the nine months ended September 30, 2023, the Company has returned $88.5 million to shareholders, including $43.2 million in dividends and $45.3 million in share repurchases through the cancellation of 3,026,993 shares. In addition, the Board declared a quarterly cash dividend of $0.07 per share payable on December 11, 2023.

•Balance sheet and financial strength: As of September 30, 2023, the Company had a cash and cash equivalents balance of $437.7 million, after returning $14.3 million to shareholders through quarterly dividends and making $35.8 million in debt repayments during the quarter to extinguish the remaining balance on its Term Loan. In connection to the repayment and termination of the Term Loan, $33.4 million of restricted cash was released. On August 15, 2023, the Company announced that its existing revolving credit facility (the “Second Amended Credit Agreement”) was refinanced and increased from $200.0 million to $400.0 million, with an additional accordion feature of $100.0 million. Under the terms of the Second Amended Credit Agreement, amounts that are borrowed will incur variable interest at the Secured Overnight Financing Rate plus an applicable margin. The margin will be determined based on the Company’s net leverage ratio and amounts drawn from the Facility and will range from 2.00% to 2.75%. The facility matures on August 15, 2027.

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

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SSR Mining Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands except per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$385,390	$166,627	$1,001,030	$841,656
Operating costs and expenses:
Cost of sales (1)	214,670	106,452	584,607	424,900
Depreciation, depletion and amortization	55,990	21,555	147,727	134,145
General and administrative expense	17,539	12,714	52,369	48,421
Exploration, evaluation, and reclamation costs	17,059	18,320	45,905	39,422
Care and maintenance	—	41,800	—	41,800
Other operating expenses, net	2,667	1,479	3,043	2,696
Gain on sale of assets	—	(629)	—	(629)
Operating income (loss)	77,465	(35,064)	167,379	150,901
Other income (expense):
Interest expense	(4,080)	(4,541)	(14,099)	(13,109)
Other income (expense)	11,378	9,153	36,799	6,389
Foreign exchange gain (loss)	(22,997)	(11,577)	(57,358)	(19,733)
Total other income (expense)	(15,699)	(6,965)	(34,658)	(26,453)
Income (loss) before income and mining taxes	61,766	(42,029)	132,721	124,448
Income and mining tax benefit (expense)	(68,893)	13,808	11,707	(8,775)
Equity income (loss) of affiliates	(118)	(151)	(293)	(422)
Net income (loss)	(7,245)	(28,372)	144,135	115,251
Net loss (income) attributable to non-controlling interest	22,404	2,579	(24,297)	(14,995)
Net income (loss) attributable to SSR Mining shareholders	$15,159	$(25,793)	$119,838	$100,256

Net income (loss) per share attributable to SSR Mining shareholders
Basic	$0.07	$(0.12)	$0.58	$0.48
Diluted	$0.07	$(0.12)	$0.57	$0.46
(1) Excludes depreciation, depletion and amortization.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income (loss)	$144,135	$115,251
Adjustments for:
Depreciation, depletion and amortization	147,727	134,145
Amortization of debt discount	747	725
Reclamation accretion expense	6,519	4,436
Deferred income taxes	(32,233)	(70,340)
Stock-based compensation	6,287	3,354
Equity (income) loss of affiliates	293	422
Unrealized loss (gain) on derivative instruments	(479)	645
Change in fair value of marketable securities	(565)	3,836
Non-cash fair value adjustment on acquired inventories	12,986	8,283
Write-down of leach pad inventory	6,305	—
Loss (gain) on sale of mineral properties, plant and equipment	1,610	1,213
Impairment of other assets	2,637	—
Change in fair value of deferred consideration	1,673	—
Loss (gain) on foreign exchange	39,842	—
Non-cash care and maintenance	—	10,733
Net change in operating assets and liabilities	(118,918)	(169,904)
Net cash provided by operating activities	218,566	42,799

Investing activities
Acquisitions, net (1)	(119,925)	(24,838)
Additions to mineral properties, plant and equipment	(164,633)	(91,317)
Purchases of marketable securities	(3,828)	(7,989)
Net proceeds from sale of marketable securities	8,258	10,736
Proceeds from repayment of note receivable	—	8,358
Proceeds from sale of mineral properties, plant and equipment	—	35,067
Other investing activities	(83)	—
Net cash used in investing activities	(280,211)	(69,983)

Financing activities
Repayment of debt, principal	(71,153)	(53,359)
Advance from non-controlling interest	4,500	—
Repurchase of common shares	(45,305)	(100,040)
Proceeds from exercise of stock options	208	2,628
Principal payments on finance leases	(2,889)	(9,126)
Non-controlling interest dividend	—	(34,520)
Dividends paid	(43,167)	(44,411)
Other financing activities	—	194
Net cash used in financing activities	(157,806)	(238,634)
Effect of foreign exchange rate changes on cash and cash equivalents	(31,880)	(3,002)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(251,331)	(268,820)
Cash, cash equivalents, and restricted cash beginning of period	689,106	1,052,865
Cash, cash equivalents, and restricted cash end of period	$437,775	$784,045

SSR Mining Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$437,675	$748,476
Restricted cash (2)	100	35,569
Total cash, cash equivalents, and restricted cash	$437,775	$784,045
(1) Acquisitions, net for the nine months ended September 30, 2023 is comprised of $120.0 million cash paid in the acquisition of Hod Maden Project, net of cash and cash equivalents acquired. Acquisitions, net for the nine months ended September 30, 2022 is comprised of $24.8 million cash paid in the acquisition of Taiga Gold Corp., net of $4.7 million of cash and cash equivalents acquired.
(2) In connection to the repayment and termination of the Term Loan, $33.4 million of restricted cash was released.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$437,675	$655,453
Marketable securities	29,207	40,280
Trade and other receivables	134,517	117,675
Inventories	532,631	501,607
Restricted cash	100	33,653
Prepaids and other current assets	23,849	27,767
Total current assets	1,157,979	1,376,435

Mineral properties, plant and equipment, net	4,245,016	3,549,446
Inventories	215,761	218,999
Goodwill	49,786	49,786
Deferred income tax assets	—	1,915
Other non-current assets	81,118	58,076
Total assets	$5,749,660	$5,254,657

LIABILITIES
Accounts payable	$53,407	$78,929
Accrued liabilities and other	107,862	124,654
Finance lease liabilities	3,970	3,872
Current portion of debt	906	71,797
Total current liabilities	166,145	279,252

Debt	227,257	226,510
Finance lease liabilities	99,380	102,434
Reclamation liabilities	163,670	153,972
Deferred income tax liabilities	444,192	342,401
Other non-current liabilities	55,901	23,889
Total liabilities	1,156,545	1,128,458

EQUITY
Common shares – unlimited authorized common shares with no par value; 203,888 and 206,653 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3,017,854	3,057,920
Retained earnings (deficit)	597,623	521,817
SSR Mining’s shareholders’ equity	3,615,477	3,579,737
Non-controlling interest	977,638	546,462
Total equity	4,593,115	4,126,199
Total liabilities and equity	$5,749,660	$5,254,657
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Common shares
	Number of shares	Amount	Retained earnings (accumulated deficit)	Total equity attributable to SSR Mining shareholders	Non-controlling interest	Total equity
Balance as of December 31, 2022	206,653	$3,057,920	$521,817	$3,579,737	$546,462	$4,126,199
Repurchase of common shares	(348)	(5,111)	(86)	(5,197)		(5,197)
Exercise of stock options	17	216	—	216	—	216
Settlement of restricted share units (RSUs)	198	—	—	—	—	—
Equity-settled stock-based compensation	—	2,037	—	2,037	—	2,037
Dividends paid to SSR Mining shareholders	—	—	(14,448)	(14,448)	—	(14,448)
Net income (loss)	—	—	29,813	29,813	(809)	29,004
Balance as of March 31, 2023	206,520	$3,055,062	$537,096	$3,592,158	$545,653	$4,137,811
Repurchase of common shares	(2,679)	(39,329)	(779)	(40,108)	—	(40,108)
Settlement of RSUs	30	—	—	—	—	—
Equity-settled stock-based compensation	—	1,111	—	1,111	—	1,111
Dividends paid to SSR Mining shareholders	—	—	(14,340)	(14,340)	—	(14,340)
Acquisition of non-controlling interest	—	—	—	—	404,878	404,878
Net income (loss)	—	—	74,866	74,866	47,510	122,376
Balance as of June 30, 2023	203,871	$3,016,844	$596,843	$3,613,687	$998,041	$4,611,728
Settlement of RSUs	17	—	—	—	—	—
Equity-settled share-based compensation	—	1,010	—	1,010	—	1,010
Dividends paid to SSR Mining shareholders	—	—	(14,379)	(14,379)	—	(14,379)
Contributions from non-controlling interest	—	—	—	—	2,001	2,001
Net income (loss)	—	—	15,159	15,159	(22,404)	(7,245)
Balance as of September 30, 2023	203,888	$3,017,854	$597,623	$3,615,477	$977,638	$4,593,115

SSR Mining Inc.
Condensed Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Common shares
	Number of shares	Amount	Retained earnings (accumulated deficit)	Total equity attributable to SSR Mining shareholders	Non-controlling interest	Total equity
Balance as of December 31, 2021	211,879	$3,140,189	$397,667	$3,537,856	$514,661	$4,052,517
Exercise of stock options	166	2,433	—	2,433	—	2,433
Settlement of RSUs	512	—	—	—	—	—
Equity-settled stock-based compensation	—	823	—	823	—	823
Dividends declared to SSR Mining shareholders	—	—	(15,015)	(15,015)	—	(15,015)
Dividends paid to non-controlling interest	—	—	—	—	(30,773)	(30,773)
Net income (loss)	—	—	67,563	67,563	8,543	76,106
Balance as of March 31, 2022	212,557	$3,143,445	$450,215	$3,593,660	$492,431	$4,086,091
Repurchase of common shares	(798)	(11,711)	(2,956)	(14,667)	—	(14,667)
Exercise of stock options	14	242	—	242	—	242
Settlement of RSUs	69	—	—	—	—	—
Equity-settled stock-based compensation	—	1,033	—	1,033	—	1,033
Dividends paid to SSR Mining shareholders	—	—	(15,085)	(15,085)	—	(15,085)
Net income (loss)	—	—	58,488	58,488	9,031	67,519
Balance as of June 30, 2022	211,842	$3,133,009	$490,662	$3,623,671	$501,462	$4,125,133
Repurchase of common shares	(5,255)	(77,138)	(8,235)	(85,373)	—	(85,373)
Settlement of RSUs	12	—	—	—	—	—
Equity-settled share-based compensation	—	1,053	—	1,053	—	1,053
Dividends paid to SSR Mining shareholders	—	—	(14,311)	(14,311)	—	(14,311)
Dividends paid to non-controlling interest	—	—	—	—	(3,747)	(3,747)
Contributions from non-controlling interest	—	—	—	—	195	195
Net income (loss)	—	—	(25,793)	(25,793)	(2,579)	(28,372)
Balance as of September 30, 2022	206,599	$3,056,924	$442,323	$3,499,247	$495,331	$3,994,578
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Risks and Uncertainties
As a mining company, the revenue, profitability and future rate of growth of the Company are substantially dependent on the prevailing prices for gold, silver, lead and zinc. The prices of these metals are volatile and affected by many factors beyond the Company’s control, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and the quantities of reserves that the Company can economically produce. The carrying value of the Company’s Mineral properties, plant and equipment; Inventories; Deferred income tax assets and Goodwill are sensitive to the outlook for commodity prices. A decline in the Company’s price outlook could result in material impairment charges related to these assets. In addition, the Company maintains cash balances at banking institutions in various jurisdictions which may or may not have deposit insurance. The Company mitigates potential cash risk by maintaining bank accounts with credit-worthy financial institutions. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.
Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States. Therefore, this information should be read in conjunction with SSR Mining Inc.’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 22, 2023, as amended on Form 10-K/A filed on March 17, 2023, solely to correct a typographical error related to the date of the audit opinion (together, “Form 10-K”). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. The results for the nine month period ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Recently Issued Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05 "Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement" ("ASU 2023-05"). ASU 2023-05 provides guidance requiring a joint venture to initially measure all contributions received upon its formation at fair value. The guidance is applicable prospectively to joint ventures with a formation date on or after January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact on the consolidated financial statements.

3.ACQUISITIONS AND DIVESTITURES
Acquisitions
Acquisition of up to 40% ownership and operatorship in the Hod Maden Project
On May 8, 2023, the Company, through its wholly owned subsidiary Alacer Gold Corporation, reached an agreement to acquire from Lidya Madencilik Sanayi ve Ticaret A.Ş (“Lidya Mines”) an up to 40% interest in, and operational control of, the Hod Maden gold-copper development project, located in northeastern Türkiye (the "Transaction"). Hod Maden was owned by Artmin Madencilik Sanayi Ve Ticaret A.Ş (“Artmin”), a joint venture owned 70% by Lidya Mines and 30% by Horizon Copper Corp. (“Horizon”) prior to the closing of the Transaction. Upon closing of the Transaction, the Company made a $120.0 million cash payment to Lidya Mines to acquire a 10% interest in Artmin. The Company has the option to acquire an additional 30% interest in Artmin from Lidya Mines for $120.0 million in structured payments tied to the completion of project construction spending milestones. Additionally, the Company will make contingent payments to Lidya Mines including $30.0 million in milestone payments payable in accordance with an agreed upon schedule beginning at the start of construction and ending on the first anniversary of commercial production and $84.0 million payable upon the delineation of an additional 500,000 gold equivalent ounces of mineral reserves at the Hod Maden project in excess of the project’s current mineral reserves and mineral resources.

The acquisition date fair value of the consideration paid is as follows (in thousands):

Cash paid to Lidya Mines for 10% interest	$120,000
Contingent consideration tied to completion of operational milestones (1)	24,300
Contingent consideration tied to delineation of new reserves (1)	4,300
Total consideration	$148,600

(1) The fair value of the two elements of contingent consideration are based on a discounted cash flow model. The contingent consideration is considered a Level 3 fair value measurement due to certain assumptions that are not based on observable market data (refer to Note 10 for more information). The significant assumptions include estimates of timing of completion of project milestones, probability of delineation of additional reserves, and discount rates. The contingent consideration is included within Other non-current liabilities on the Condensed Consolidated Balance Sheets.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company determined that Artmin is a variable interest entity (“VIE”) for which it is the primary beneficiary and is consolidated under ASC 810 as the Company has the power to direct the significant activities and the right to receive benefits and obligation to absorb losses of Artmin. The assets of Artmin can only be used to settle the obligations of Artmin and not the obligations of the Company. The creditors of Artmin do not have recourse to the assets or general credit of the Company to satisfy its liabilities. The Company concluded that Artmin was not a business based on its assessment under ASC 805 and accounted for the acquisition as an initial consolidation of a VIE that is not a business under ASC 810. There was no gain or loss recognized upon initial consolidation of the VIE as the sum of the fair value of the consideration paid and non-controlling interest equaled the fair value of the net assets on the acquisition date. The Company incurred transaction costs of approximately $0.4 million in connection with the Transaction included in Other operating expenses, net in the Condensed Consolidated Statements of Operations.

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

In connection with the acquisition of the Hod Maden project, Horizon advanced Artmin $4.5 million to help fund working capital. The loan is unsecured, bears interest at the credit default swap premium of Türkiye plus a fixed spread of 4.0% and matures on June 28, 2028. As of September 30, 2023, no repayments have been made on the loan. The liability is included in Other non-current liabilities in the Condensed Consolidated Balance Sheets.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Divestitures

On July 6, 2022, the Company completed the sale of the Pitarrilla project in Durango, Mexico, included in the Corporate and other segment, to Endeavour Silver Corp. ("Endeavour Silver"). The consideration received included cash of $35.0 million, Endeavour Silver common shares with a fair value on the closing date of $25.6 million (8,577,380 shares at $2.99 per share), and 1.25% net smelter returns royalty on the Pitarrilla property. A gain of $0.6 million was recognized, included in Gain on sale of assets in the Consolidated Statements of Operations, calculated as the difference between the consideration received and carrying amount of the net assets.

4.OPERATING SEGMENTS
The Company currently has four producing mines which represent the Company’s reportable and operating segments. The results of operating segments are reviewed by management to make decisions about resources to be allocated to the segments and to assess their performance.
The following tables provide a summary of financial information related to the Company's segments (in thousands):

	Three Months Ended September 30, 2023
	Çöpler	Marigold	Seabee	Puna	Corporate and other (1)	Total
Revenue	$114,462	$158,620	$36,625	$75,683	$—	$385,390
Cost of sales (2)	$69,830	$81,464	$19,939	$43,437	$—	$214,670
Depreciation, depletion and amortization	$25,600	$13,505	$9,015	$7,870	$—	$55,990
Exploration, evaluation, and reclamation costs	$1,725	$4,187	$4,908	$4,655	$1,584	$17,059
Operating income (loss)	$15,274	$59,463	$2,763	$17,040	$(17,075)	$77,465
Capital expenditures	$26,979	$13,259	$8,579	$5,422	$—	$54,239
Total assets as of September 30, 2023	$3,258,055	$775,957	$526,813	$314,901	$873,934	$5,749,660
(1) Corporate and other consists of business activities that are not included within the reportable segments and provided for reconciliation purposes.
(2) Excludes depreciation, depletion and amortization.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30, 2022
	Çöpler	Marigold	Seabee	Puna	Corporate and other (1)	Total
Revenue	$4,245	$84,216	$33,346	$44,820	$—	$166,627
Cost of sales (2)	$306	$53,684	$17,894	$34,568	$—	$106,452
Depreciation, depletion and amortization	$242	$8,794	$9,187	$3,332	$—	$21,555
Exploration, evaluation, and reclamation costs	$1,215	$5,765	$4,535	$3,825	$2,980	$18,320
Care and maintenance (3)	$41,800	$—	$—	$—	$—	$41,800
Operating income (loss)	$(39,792)	$15,973	$1,730	$3,023	$(15,998)	$(35,064)
Capital expenditures	$4,663	$16,974	$10,131	$3,445	$—	$35,213
Total assets as of September 30, 2022	$2,963,851	$610,497	$564,508	$305,058	$551,344	$4,995,258

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
(2) Excludes depreciation, depletion and amortization.
(3) Care and maintenance expense represents direct costs and depreciation incurred at Çöpler during the temporary suspension of operations.

	Nine Months Ended September 30, 2023
	Çöpler	Marigold	Seabee	Puna	Corporate and other (1)	Total
Revenue	$322,831	$374,594	$98,776	$204,829	$—	$1,001,030
Cost of sales (2)	$199,425	$199,970	$61,476	$123,736	$—	$584,607
Depreciation, depletion and amortization	$68,350	$32,062	$26,362	$20,953	$—	$147,727
Exploration, evaluation, and reclamation costs	$4,447	$11,762	$14,632	$9,556	$5,508	$45,905
Operating income (loss)	$46,514	$130,800	$(3,694)	$47,815	$(54,056)	$167,379
Capital expenditures	$50,767	$76,528	$29,051	$9,900	$—	$166,246
Total assets as of September 30, 2023	$3,258,055	$775,957	$526,813	$314,901	$873,934	$5,749,660
(1) Corporate and other consists of business activities that are not included within the reportable segments and provided for reconciliation purposes.
(2) Excludes depreciation, depletion and amortization.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended September 30, 2022
	Çöpler	Marigold	Seabee	Puna	Corporate and other (1)	Total
Revenue	$250,395	$238,534	$203,313	$149,414	$—	$841,656
Cost of sales (2)	$125,985	$142,841	$53,319	$102,755	$—	$424,900
Depreciation, depletion and amortization	$57,836	$24,077	$38,936	$13,296	$—	$134,145
Exploration, evaluation, and reclamation costs	$3,052	$13,652	$9,881	$6,437	$6,400	$39,422
Care and maintenance (3)	$41,800	$—	$—	$—	$—	$41,800
Operating income (loss)	$19,793	$57,963	$101,166	$26,693	$(54,714)	$150,901
Capital expenditures	$15,449	$50,540	$31,897	$7,920	$—	$105,806
Total assets as of September 30, 2022	$2,963,851	$610,497	$564,508	$305,058	$551,344	$4,995,258
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
(2) Excludes depreciation, depletion and amortization.
(3) Care and maintenance expense represents direct costs and depreciation incurred at Çöpler during the temporary suspension of operations.
Geographic Area
The following are non-current assets, excluding Goodwill, Restricted cash and Deferred income taxes, by location as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Türkiye	$3,733,255	$3,064,482
Canada	333,150	311,937
United States	361,142	321,423
Argentina	113,381	127,661
Mexico	489	536
Peru	478	482
Total	$4,541,895	$3,826,521

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following is revenue information by geographic area based on the location for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Türkiye	$114,462	$4,245	$322,831	$250,395
Canada	36,625	33,346	98,776	203,313
United States	158,620	84,216	374,594	238,534
Argentina	75,683	44,820	204,829	149,414
Total	$385,390	$166,627	$1,001,030	$841,656
5.REVENUE

The following table represents revenues by product (in thousands):

	Three Months Ended September 30,
	2023	2022
Gold doré sales
Çöpler	$113,156	$4,250
Marigold	158,594	84,183
Seabee	36,608	33,326
Concentrate sales
Puna	75,373	48,698
Other (1)
Çöpler	1,306	(5)
Marigold	26	33
Seabee	17	20
Puna	310	(3,878)
Total	$385,390	$166,627
(1) Other revenue includes changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.

	Nine Months Ended September 30,
	2023	2022
Gold doré sales
Çöpler	$320,157	$248,193
Marigold	374,495	238,438
Seabee	98,735	203,216
Concentrate sales
Puna	192,932	149,884
Other (1)
Çöpler	2,674	2,202
Marigold	99	96
Seabee	41	97
Puna	11,897	(470)
Total	$1,001,030	$841,656
(1) Other revenue includes changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Revenue by metal
Revenue by metal type for the three and nine months ended September 30 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gold	$308,358	$121,759	$793,387	$689,847
Silver	62,705	39,340	152,752	112,043
Lead	11,400	8,365	33,431	28,393
Zinc	1,268	993	6,749	9,448
Other (1)	1,659	(3,830)	14,711	1,925
Total	$385,390	$166,627	$1,001,030	$841,656
(1) Other revenue includes changes in the fair value of concentrate trade receivables due to fluctuations in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.

Provisional metal sales
For the three months ended September 30, 2023 and 2022, the change in the fair value of the Company's embedded derivatives relating to provisional concentrate metal sales was an increase of $0.3 million and $1.3 million, respectively, and for the nine months ended September 30, 2023 and 2022, was an increase of $11.9 million and $2.6 million, respectively. The changes in fair value have been recorded in Revenue.
At September 30, 2023, the Company had silver sales of 4.48 million ounces at an average price of $22.48 per ounce, lead sales of 20.02 million pounds at an average price of $0.98 per pound, and zinc sales of 1.75 million pounds at an average price of $1.11 per pound, subject to normal course final pricing over the next several months.
6.INCOME AND MINING TAXES
The Company’s consolidated effective income tax rate was (8.8)% for the first nine months of 2023 compared to 7.1% for the first nine months of 2022. The primary drivers of the change in the effective rate were due to foreign currency fluctuations, particularly with the devaluation of the Turkish Lira relative to the USD, partially offset by the effects of the corporate tax rate increase in Türkiye.
In July 2023, the Republic of Türkiye enacted an increase in the corporate income tax rate. The corporate income tax rate of 20% increased to 25% for 2023 and subsequent years. The increase is effective on July 15, 2023 with retroactive application to January 1, 2023. As a result of the rate increase, the Company incurred deferred income tax expense of approximately $68.9 million.
The Company’s statutory tax rate for the period is 27.0%. The effective rate differs from the statutory rate primarily due to foreign currency fluctuations, particularly with the devaluation of the Turkish Lira relative to the USD, partially offset by the effects of the corporate tax rate in Türkiye.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, inclusive of interest and penalties, is as follows (in thousands):

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Balance as of January 1	$8,574	$—
Increase associated with tax positions taken during the current year	—	—
Increase (decrease) associated with tax positions taken during a prior year (1)	(7,218)	9,200
Settlements	(1,356)	—
Decrease associated with lapses in statutes of limitation	—	—
Balance as of September 30 (1)	$—	$9,200

(1) Of the gross unrecognized tax benefits, nil were recognized as current liabilities in Condensed Consolidated Balance Sheet as of September 30, 2023.
As of September 30, 2023 and December 31, 2022, nil and $8.6 million, respectively, represent the amount of unrecognized tax benefits, inclusive of interest and penalties that, if recognized, would impact the Company’s effective income tax rate. As of September 30, 2023 and December 31, 2022, the total amount of accrued income-tax-related interest and penalties included in the Condensed Consolidated Balance Sheets were nil and $5.2 million.

On March 12, 2023, Türkiye enacted Tax Amnesty legislation, which allows taxpayers to voluntarily pay tax on uncertain tax positions and waives assessed interest, penalties up to 50.0% of tax and risk of audit if paid in accordance with the process outlined in the legislation. As a result, during the nine months ended September 30, 2023, the Company released $7.2 million of tax, interest, and penalties in Income and mining tax benefit (expense) in the Condensed Consolidated Statements of Operations. During the third quarter of 2023, the Company paid $1.4 million in a cash settlement in accordance with its Tax Amnesty agreement.

7.OTHER OPERATING EXPENSES, NET
The following table includes the components of Other operating expense, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Artmin transaction and integration costs	$30	$—	$406	$—
Pitarrilla transaction costs	—	1,561	—	1,561
SEC conversion costs	—	—	—	1,255
Impairment of other assets (1)	2,637	—	2,637	—
Other	—	(82)	—	(120)
Total	$2,667	$1,479	$3,043	$2,696
(1) Represents non-cash write-downs of various assets and materials and supplies inventories.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8.OTHER INCOME (EXPENSE)
The following table includes the components of Other income (expense):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$6,098	$5,344	$21,015	$9,143
Gain (loss) on investments and on marketable security sales	8,437	5,940	19,839	11,527
Change in fair value of marketable securities	(555)	(37)	565	(3,836)
Gain (loss) on sale of mineral properties, plant, and equipment	(560)	(501)	(1,610)	(1,842)
Other	(2,042)	(1,593)	(3,010)	(8,603)
Total	$11,378	$9,153	$36,799	$6,389

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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The calculations of basic and diluted net income (loss) per share attributable to SSR Mining shareholders for the three and nine months ended September 30, 2023 and 2022 are based on the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(7,245)	$(28,372)	$144,135	$115,251
Net (income) loss attributable to non-controlling interest	22,404	2,579	(24,297)	(14,995)
Net income (loss) attributable to SSR Mining shareholders	15,159	(25,793)	119,838	100,256
Interest saving on 2019 Notes, net of tax	—	—	3,693	3,677
Net income (loss) used in the calculation of diluted net income per share	$15,159	$(25,793)	$123,531	$103,933

Weighted average number of common shares outstanding	203,878	207,983	205,101	210,986
Adjustments for dilutive instruments:
Stock options	—	—	—	5
Restricted share units	—	—	8	59
2019 Notes	—	—	12,793	12,493
Diluted weighted average number of shares outstanding	$203,878	$207,983	$217,902	$223,543

Net income (loss) per share attributable to SSR Mining shareholders
Basic	$0.07	$(0.12)	$0.58	$0.48
Diluted	$0.07	$(0.12)	$0.57	$0.46

For the three months ended September 30, 2023, $1.2 million of interest saving on convertible notes, net of tax, and 12,825 shares were excluded from the diluted income per common share calculation because the Company incurred a net loss and the effect would be antidilutive. For the three months ended September 30, 2022, $1.2 million of interest saving on convertible notes, net of tax, and 12,542 shares were excluded from the diluted income per common share calculation because the Company incurred a net loss and the effect would be antidilutive.

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
As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring (at least annually) and nonrecurring basis by level within the fair value hierarchy (in thousands):

	Fair value at September 30, 2023
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Cash	$437,675	$—	$—	$437,675
Restricted cash	100	—	—	100
Marketable securities	37,226	—	—	37,226
Trade receivables from provisional sales, net	—	72,581	—	72,581
Derivative assets	—	483	—	483
Deferred consideration	—	—	22,840	22,840
	$475,001	$73,064	$22,840	$570,905

Liabilities:
Contingent consideration (4)	—	—	29,217	29,217
	$—	$—	$29,217	$29,217

	Fair value at December 31, 2022
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Cash	$655,453	$—	$—	$655,453
Restricted cash	33,653	—	—	33,653
Marketable securities	44,841	—	—	44,841
Trade receivables from provisional sales, net	—	49,897	—	49,897
Deferred consideration	—	—	24,369	24,369
	$733,947	$49,897	$24,369	$808,213
(1)Marketable securities of publicly quoted companies, consisting of investments, are valued using a market approach based upon unadjusted quoted prices in an active market obtained from securities exchanges.
(2)At times, the Company manages a portion of its exposure to fluctuation in diesel prices and foreign currency exchange rates through hedges. In periods when the Company has open hedge positions, the derivative assets and liabilities are valued using pricing models with inputs derived from observable market data, including quoted prices in active markets. The Company’s provisional metal sales contracts, included in Trade and other receivables in the Consolidated Balance Sheets, are valued using inputs derived from observable market data, including quoted commodity forward prices. The inputs do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value using significant unobservable inputs (Level 3) in the consolidated financial statements (in thousands):

	Nine Months Ended September 30,
	2023	2022
Deferred consideration assets:
Balance as of January 1	$24,369	$22,610
Revaluations	(1,055)	591
Receipt of deferred consideration	(474)	—
Balance as of September 30	$22,840	$23,201

	Nine Months Ended September 30,
	2023	2022
Deferred consideration liabilities:
Balance as of January 1	$—	$—
Assumption of deferred consideration	28,600	—
Revaluations	617	—
Balance as of September 30	$29,217	$—
Fair values of financial assets and liabilities not already measured at fair value
The fair value of the 2019 Notes and Term Loan as compared to the carrying amounts were as follows (in thousands):

		September 30, 2023		December 31, 2022
	Level	Carrying amount	Fair value	Carrying amount	Fair value
2019 Notes (1)	1	$227,257	$238,740	$226,510	$257,025
Term Loan (2)	2	—	—	70,000	71,419
Total borrowings		$227,257	$238,740	$296,510	$328,444
(1) The fair value disclosed for the Company's 2019 Notes is included in Level 1 as the basis of valuation uses a quoted price in an active market.
(2) The fair value disclosed for the Company's Term Loan is included in Level 2 as the fair value is determined by an independent third-party pricing source. On September 22, 2023, the Term Loan was terminated upon full repayment.
11.TRADE AND OTHER RECEIVABLES
Trade and other receivables was composed of the following (in thousands):

	September 30, 2023	December 31, 2022
Trade receivables	$74,910	$62,563
Value added tax receivables	37,229	30,893
Income tax receivable	14,558	14,316
Other taxes receivable	5,177	6,750
Other	2,643	3,153
Total	$134,517	$117,675
No provision for credit loss was recognized as of September 30, 2023 or December 31, 2022. All trade receivables are expected to be settled within twelve months.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12.INVENTORIES
The components of Inventories for the periods ended September 30, 2023 and December 31, 2022 are as follows (in thousands):

	September 30, 2023	December 31, 2022
Materials and supplies	$109,228	$103,380
Stockpiled ore	69,774	54,504
Leach pad inventory	323,570	300,715
Work-in-process	8,690	7,549
Finished goods	21,369	35,459
Total current inventories	532,631	501,607

Stockpiled ore	214,074	217,154
Materials and supplies	1,687	1,845
Total non-current inventories	$215,761	$218,999

During the three months ended September 30, 2023, the Company recognized write-downs of leach pad inventory at Çöpler of $7.2 million, with $5.0 million classified as a component of Cost of sales and $2.2 million classified as a component of Depreciation, depletion and amortization. During the nine months ended September 30, 2023, the Company recognized write-downs of leach pad inventory at Çöpler of $9.2 million, with $6.3 million classified as a component of Cost of sales and $2.9 million classified as a component of Depreciation, depletion and amortization. No write-down of inventory was recognized during the three and nine months ended September 30, 2022.

13.MINERAL PROPERTIES, PLANT AND EQUIPMENT, NET
The components of Mineral properties, plant and equipment, net are as follows (in thousands):

	September 30, 2023	December 31, 2022
Plant and equipment (1)	$1,879,461	$1,793,914
Construction in process	83,407	58,704
Mineral properties subject to depletion	1,472,242	1,452,850
Mineral properties not yet subject to depletion	1,548,188	848,281
Exploration and evaluation assets	520,884	515,070
Total mineral properties, plant, and equipment	5,504,182	4,668,819
Accumulated depreciation, plant and equipment	(687,184)	(621,323)
Accumulated depletion, mineral properties	(571,982)	(498,050)
Mineral properties, plant, and equipment, net	$4,245,016	$3,549,446
(1) As of September 30, 2023 and December 31, 2022, plant and equipment includes finance lease right-of-use assets with a carrying amount of $97.7 million and $101.7 million, respectively.
No impairment was recognized for the three and nine months ended September 30, 2023 and 2022.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
14.ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other are comprised of the following items (in thousands):

	September 30, 2023	December 31, 2022
Accrued liabilities	$65,664	$68,254
Royalties payable	17,531	16,012
Stock-based compensation liabilities	10,957	10,493
Income taxes payable	6,528	16,374
Lease liabilities	1,810	1,976
Reclamation liabilities	5,372	10,075
Other	—	1,470
Total accrued liabilities and other	$107,862	$124,654
15.DEBT
The following tables summarize the Company’s debt balances (in thousands):

	September 30, 2023	December 31, 2022
2019 Notes (1)	$227,257	$226,510
Term Loan	—	70,000
Other	906	1,797
Total carrying amount	$228,163	$298,307

Current Portion	$906	$71,797
Non-Current Portion	$227,257	$226,510
(1) Amount is net of discount and debt issuance costs of $2.7 million and $3.5 million, respectively.

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
As a result of ongoing dividends and in accordance with the 2019 Notes Agreement, during the third quarter of 2022 the conversion rate was adjusted to 56.4776 common shares per $1,000 principal amount of the 2019 Notes converted.
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Term Loan
On September 16, 2020, in connection with the acquisition of the Çöpler mine, the Company assumed a term loan (the "Term Loan"), with a fair value of $245.0 million as of the date of acquisition, with a syndicate of lenders (BNP Paribas (Suisse) SA, ING Bank NV, Societe Generale Corporate & Investment Banking and UniCredit S.P.A.). The Term Loan bears interest at the London Inter-bank Offered Rate ("LIBOR") plus a fixed interest rate margin in the range of 3.50% to 3.70% depending on the tranche. The Term Loan had no mandatory hedging or cash sweep requirements and no prepayment penalties.
On July 26, 2023, the Company entered into an amendment to the Term Loan. The amendment amends the Term Loan to replace LIBOR-based benchmark rates with secured overnight financing rate ("SOFR")-based benchmark rates. After giving effect to this amendment, borrowings under the Term Loan generally bore interest at adjusted term SOFR plus an applicable interest rate margin ranging from 3.5% to 3.7% depending on the tranche. Adjusted term SOFR for the Term Loan was the SOFR benchmark plus a credit spread adjustment ranging from approximately 0.0064% to 0.71513% depending on the applicable interest period selected.

On September 22, 2023, the Company terminated the Term Loan upon full repayment of the outstanding balance in the amount of $35.8 million. In connection with the repayment of the Term Loan, the restrictions on certain cash accounts totaling $33.4 million were released.
Credit Agreement
On June 7, 2021, the Company amended its existing Credit Agreement to extend the maturity to June 8, 2025 and increase the Credit Agreement to $200.0 million with a $100.0 million accordion feature (the "Amended Credit Agreement"). Amounts drawn under the Amended Credit Agreement are subject to variable interest rates at LIBOR plus an applicable margin ranging from 2.00% to 3.00%, based on the Company's net leverage ratio.
On August 15, 2023, the Company entered into a further amendment to the Amended Credit Agreement (the “Second Amended Credit Agreement”) with the Bank of Nova Scotia, as administrative agent, and along with Canadian Imperial Bank of Commerce, as co-lead arrangers and joint bookrunners, the lenders party thereto and certain subsidiary guarantors named therein. The amendment, among other things, (i) extends the maturity to August 15, 2027, (ii) increases the credit agreement to $400.0 million with an additional accordion feature of $100.0 million and (iii) modifies the reference rate from LIBOR to an adjusted SOFR plus applicable margin varying based on the Company’s consolidated leverage ratio and amounts drawn on the credit facility ranging from 2.00% to 2.75%. The adjusted SOFR includes a credit spread adjustment of 0.10% for all interest periods.
The Second Amended Credit Agreement is guaranteed by certain subsidiaries of the Company and secured by certain assets and subsidiaries of the Company. Additionally, the Company must comply with certain financial covenants and affirmative covenants as well as certain negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness and maintain certain ratios for interest coverage and net leverage.
As of September 30, 2023, the Company was in compliance with its covenants. As of September 30, 2023, no borrowings were outstanding on the Second Amended Credit Agreement, $399.1 million of borrowing capacity was available and outstanding letters of credit totaled $0.9 million.
16.EQUITY
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the three months ended September 30, 2023, no common shares were repurchased.
During the nine months ended September 30, 2023, the Company purchased 3,026,993 of its outstanding common shares at an average share price of $14.97 per share for total consideration of $45.3 million. All shares were cancelled upon purchase. During the nine months ended September 30, 2023, the difference of $0.9 million between the total amount paid and the amount deducted from common shares of $44.4 million was recorded as a direct charge to retained earnings. The amount deducted from common shares was determined based on the average paid in capital per common share outstanding prior to the repurchase date.
17.SUPPLEMENTAL CASH FLOW INFORMATION

Net change in operating assets and liabilities during the nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Decrease (increase) in operating assets:
Trade and other receivables	$(22,143)	$(20,164)
Inventories	(41,936)	(80,493)
Other operating assets	(8,563)	768
Increase (decrease) in operating liabilities:
Accounts payable	(25,561)	9,320
Accrued liabilities	(19,085)	(50,787)
Reclamation liabilities	(1,249)	—
Other operating liabilities	(381)	(28,548)
	$(118,918)	$(169,904)
Other cash information during the nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Interest paid	$(14,724)	$(20,177)
Interest received	$11,858	$9,143
Income taxes paid	$(25,434)	$(130,788)

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
Environmental matters
The Company uses surety bonds to support certain environmental bonding obligations. As of September 30, 2023 and December 31, 2022, the Company had surety bonds totaling $120.6 million and $117.4 million outstanding, respectively.

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

Refer to the “Third Quarter Highlights”, “Consolidation Results of Operations”, “Results of Operations”, “Liquidity and Capital Resources” and “Non-GAAP Financial Measures” for quarterly information for the nine months ended September 30, 2023.

Consolidated Results of Operations
A summary of the Company's consolidated financial and operating results for the three and nine months ended September 30, 2023 and 2022 are presented below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change (%)	2023	2022	Change (%)
Financial Results
Revenue	$385,390	$166,627	131.3%	$1,001,030	$841,656	18.9%
Cost of sales (1)	$214,670	$106,452	101.7%	$584,607	$424,900	37.6%
Operating income	$77,465	$(35,064)	320.9%	$167,379	$150,901	10.9%
Net income (loss)	$(7,245)	$(28,372)	74.5%	$144,135	$115,251	25.1%
Net income (loss) attributable to SSR Mining shareholders	$15,159	$(25,793)	158.8%	$119,838	$100,256	19.5%
Basic net income (loss) per share attributable to SSR Mining shareholders	$0.07	$(0.12)	158.3%	$0.58	$0.48	20.8%
Adjusted attributable net income (loss) (2)	$53,040	$(13,533)	491.9%	$149,417	$119,234	25.3%
Adjusted basic attributable net income (loss) per share (2)	$0.26	$(0.07)	471.4%	$0.73	$0.57	28.1%
Adjusted diluted attributable net income (loss) per share (2)	$0.26	$(0.07)	471.4%	$0.70	$0.55	27.3%

Operating Results
Gold produced (oz)	159,863	76,462	109.1%	411,587	368,972	11.5%
Gold sold (oz)	161,227	72,035	123.8%	412,254	375,543	9.8%
Silver produced ('000 oz)	2,645	2,738	(3.4)%	6,930	6,008	15.3%
Silver sold ('000 oz)	2,852	2,234	27.7%	7,090	5,766	23.0%
Lead produced ('000 lb) (3)	10,403	11,390	(8.7)%	31,957	27,582	15.9%
Lead sold ('000 lb) (3)	11,707	9,169	27.7%	34,882	28,255	23.5%
Zinc produced ('000 lb) (3)	1,577	1,590	(0.8)%	5,805	4,940	17.5%
Zinc sold ('000 lb) (3)	1,454	1,050	38.5%	6,174	5,546	11.3%

Gold equivalent produced (oz) (4)	192,195	106,919	79.8%	495,668	441,164	12.4%
Gold equivalent sold (oz) (4)	196,088	96,885	102.4%	498,284	444,827	12.0%

Average realized gold price ($/oz sold)	$1,913	$1,691	13.1%	$1,925	$1,836	4.8%
Average realized silver price ($/oz sold)	$21.99	$16.75	31.3%	$23.14	$19.82	16.8%

Cost of sales per gold equivalent ounce sold (1, 4)	$1,095	$1,099	(0.4)%	$1,173	$955	22.8%
Cash cost per gold equivalent ounce sold (2, 4)	$1,046	$1,051	(0.5)%	$1,114	$891	25.0%
AISC per gold equivalent ounce sold (2, 4)	$1,289	$1,901	(32.2)%	$1,516	$1,331	13.9%
(1)Excludes depreciation, depletion and amortization.

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

Revenue
For the three months ended September 30, 2023, revenue increased by $218.8 million, or 131.3%, to $385.4 million, as compared to $166.6 million for the three months ended September 30, 2022. The increase was mainly due to 123.8% more ounces of gold sold at a 13.1% higher average realized gold price and 27.7% more ounces of silver sold. The increase in gold ounces sold was primarily related to the impact of the temporary suspension of operations at Çöpler that occurred during the three months ended September 30, 2022.

For the nine months ended September 30, 2023, revenue increased by $159.4 million, or 18.9%, to $1,001.0 million as compared to $841.7 million for the nine months ended September 30, 2022. The increase was mainly due to 9.8% more ounces of gold sold at a 4.8% higher average realized gold prices and 23.0% more ounces of silver sold. For a complete discussion of revenue, refer to the Results of Operations below.

Cost of sales

Cost of sales increased by $108.2 million, or 101.7%, to $214.7 million for the three months ended September 30, 2023, as compared to $106.5 million for the three months ended September 30, 2022. This increase was mainly due to 123.8% more ounces of gold sold and higher operating costs and inflationary pressure on costs compared to the same period in 2022. The increase in cost of sales was primarily related to the impact of the temporary suspension of operations at Çöpler that occurred during the three months ended September 30, 2022.

Cost of sales increased by $159.7 million, or 37.6%, to $584.6 million for the nine months ended September 30, 2023, as compared to $424.9 million for the nine months ended September 30, 2022. This increase was mainly due to 9.8% more ounces of gold sold and higher operating costs and inflationary pressure on costs during the nine months ended September 30, 2023, compared to the same period in 2022. For a complete discussion of costs of sales by site, refer to the Results of Operations below.
Depreciation, depletion and amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change (%)	2023	2022	Change (%)
Depreciation, depletion and amortization ($000s)	$55,990	$21,555	159.8%	$147,727	$134,145	10.1%
Gold equivalent ounces sold	196,088	96,885	102.4%	498,284	444,827	12.0%
Depreciation, depletion and amortization per gold equivalent ounce sold	$286	$222	28.8%	$296	$302	(2.0)%
Depreciation, depletion and amortization (“DD&A”) expense increased by $34.4 million, or 159.8%, to $56.0 million for the three months ended September 30, 2023, as compared to $21.6 million for the three months ended September 30, 2022, primarily due to more gold equivalent ounces sold.
DD&A expense increased by $13.6 million, or 10.1%, to $147.7 million for the nine months ended September 30, 2023, as compared to $134.1 million for the nine months ended September 30, 2022, primarily due to more gold equivalent ounces sold.

General and administrative expense
General and administrative expense for the three months ended September 30, 2023 was $17.5 million as compared to $12.7 million for the three months ended September 30, 2022. General and administrative expenses increased primarily due to an increase in share-based compensation expense and consulting expenses.
General and administrative expense for the nine months ended September 30, 2023 was $52.4 million as compared to $48.4 million for the nine months ended September 30, 2022. General and administrative expenses increased primarily due to an increase in share-based compensation expense and consulting expenses, partially offset by a decrease in employee compensation expense.

Other operating expenses, net
Other operating expenses, net for the three months ended September 30, 2023 was $2.7 million as compared to $1.5 million for the three months ended September 30, 2022. The increase of $1.2 million is primarily related to the increase in impairment of other assets, partially offset by the decrease in transaction costs related to the sale of Pitarrilla.

Other operating expenses, net for the nine months ended September 30, 2023 was $3.0 million as compared to $2.7 million for the nine months ended September 30, 2022. Other operating expenses, net was consistent period over period.

Exploration, evaluation and reclamation costs

Exploration, evaluation, and reclamation costs for the three months ended September 30, 2023 was $17.1 million as compared to $18.3 million for the three months ended September 30, 2022. Exploration, evaluation, and reclamation costs decreased by $1.3 million primarily due to a $1.6 million decrease in reclamation expenses, partially offset by a $0.4 million increase in evaluation expenses.

Exploration, evaluation, and reclamation costs for the nine months ended September 30, 2023 was $45.9 million as compared to $39.4 million for the nine months ended September 30, 2022. The increase was primarily due to a $7.2 million increase in exploration expenses and a $2.0 million in reclamation accretion, partially offset by a $3.2 million decrease in reclamation expenses. The Company has committed to additional exploration during the year to support growth and resource conversion across the portfolio.

Interest expense
Interest expense for the three months ended September 30, 2023 was $4.1 million as compared to $4.5 million for the three months ended September 30, 2022. Interest expense was consistent period over period.
Interest expense for the nine months ended September 30, 2023 was $14.1 million as compared to $13.1 million for the nine months ended September 30, 2022. The increase is mainly due to increases in interest rates.
Other income (expense)
Other income for the three months ended September 30, 2023 was $11.4 million as compared to $9.2 million for the three months ended September 30, 2022. The change is primarily due to an increase in gains on marketable securities of $2.5 million.
Other income for the nine months ended September 30, 2023 was $36.8 million as compared to $6.4 million for the nine months ended September 30, 2022. The change is primarily due to an increase in interest income of $11.9 million during 2023 due to higher interest rates, an increase in gain on sale of marketable securities of $8.3 million, and an increase in the change of the fair value of marketable securities of $4.4 million.
Foreign exchange gain (loss)
Foreign exchange loss for the three months ended September 30, 2023 was $23.0 million compared to a loss of $11.6 million for the three months ended September 30, 2022. The Company's main foreign exchange exposures are related to net monetary assets and liabilities denominated in TRY, ARS and CAD. The increase in foreign exchange loss was mainly due to a weakening of the ARS against the USD and its impact on ARS-denominated assets at Puna and the weakening of the TRY against the USD and its impact on TRY-denominated assets at Çöpler.

Foreign exchange loss for the nine months ended September 30, 2023 was $57.4 million compared to a loss of $19.7 million for the nine months ended September 30, 2022. The Company's main foreign exchange exposures are related to net monetary assets and liabilities denominated in TRY, ARS and CAD. During the nine months ended September 30, 2023 and 2022, the foreign exchange loss was mainly due to a weakening of the ARS against the USD and its impact on ARS-denominated assets at Puna and the weakening of the TRY against the USD and its impact on TRY-denominated assets at Çöpler.

Income and mining tax benefit (expense)
Income and mining tax expense for the three months ended September 30, 2023 was $68.9 million as compared to a benefit of $13.8 million for the three months ended September 30, 2022. The increase in income tax expense was primarily as a result of the effects of the corporate tax rate increase in Türkiye in the amount of approximately $68.9 million, as well as an increase in quarter-to-date operating income compared to the same period in 2022.

Income and mining tax benefit for the nine months ended September 30, 2023 was $11.7 million as compared to a tax expense of $8.8 million for the nine months ended September 30, 2022. The decrease in tax expense was primarily as a result of the devaluation of the TRY relative to the USD, partially offset by the effects of the corporate tax rate increase in Türkiye.

Results of Operations
Çöpler, Türkiye

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Data	2023	2022	Change (%)	2023	2022	Change (%)
Gold produced (oz)	56,768	3,733	1,421%	163,873	125,763	30.3%
Gold sold (oz)	58,694	2,591	2,165%	165,905	132,862	24.9%
Average realized gold price ($/oz sold)	$1,928	$1,641	17.5%	$1,930	$1,864	3.5%

Ore mined (kt)	915	70	1,207%	3,278	1,754	86.9%
Waste removed (kt)	7,448	406	1,735%	17,664	11,715	50.8%
Total material mined (kt)	8,363	476	1,657%	20,942	13,469	55.5%

Ore milled (kt)	618	64	865.6%	2,022	1,320	53.2%
Gold mill feed grade (g/t)	2.92	2.27	28.6%	2.56	2.91	(12.0)%
Gold recovery (%)	85.1	86.0	(1.0)%	87.2	87.1	0.1%

Ore stacked (kt)	289	—	100.0%	631	210	200.5%
Gold grade stacked (g/t)	1.47	—	100.0%	1.40	0.87	60.9%

Cost of sales (1)	$69,830	$306	22,720%	$199,425	$125,985	58%
Cost of sales ($/oz gold sold) (1)	$1,190	$118	908.5%	$1,202	$948	26.8%
Cash costs ($/oz gold sold) (2)	$1,167	$160	629.4%	$1,186	$928	27.8%
AISC ($/oz gold sold) (2)	$1,378	$14,972	(90.8)%	$1,397	$1,351	3.4%
(1)Excludes depreciation, depletion and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Çöpler. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Gold production increased due to the temporary suspension of operations that occurred during the three months ended September 30, 2022. Revenue increased by $110.2 million, of which $93.3 million was the result of more gold ounces sold and $16.9 million was the result of higher average realized gold price. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased significantly as these metrics were impacted by the temporary suspension of operations that occurred during the three months ended September 30, 2022. AISC per ounce of gold sold decreased primarily due to more gold ounces sold and care and maintenance costs related to the temporary suspension of operations that were incurred in the three months ended September 30, 2022.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Gold production increased 30.3% due to the temporary suspension of operations that occurred during the three months ended September 30, 2022, partially offset by lower grade sulfide ore milled. Revenue increased by $72.4 million, or 28.9%, of which $61.5 million was the result of more gold ounces sold and $10.9 million was the result of higher average realized gold price. Cost of sales increased by $73.4 million, or 58%, as a result of more gold ounces sold and higher contracted mining costs; community donations; consumption of raw materials and consumables; and net realizable value adjustments on leach pad inventory. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 26.8% and 27.8%, respectively, due to higher cost of sales and lower grade sulfide ore milled. AISC per ounce of gold sold increased 3.4% due to higher cash costs per ounce of gold sold and higher sustaining capital expenditures, partially offset by care and maintenance costs incurred during the temporary suspension of operations in the three months ended September 30, 2022 that were not incurred in 2023.

Marigold, USA

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Data	2023	2022	Change (%)	2023	2022	Change (%)
Gold produced (oz)	83,272	52,236	59.4%	195,694	131,793	48.5%
Gold sold (oz)	83,103	49,744	67.1%	194,789	132,681	46.8%
Average realized gold price ($/oz sold)	$1,908	$1,692	12.8%	$1,923	$1,797	7.0%

Ore mined (kt)	7,732	4,279	80.7%	18,141	13,200	37.4%
Waste removed (kt)	16,329	15,922	2.6%	49,007	56,286	(12.9)%
Total material mined (kt)	24,061	20,201	19.1%	67,148	69,486	(3.4)%

Ore stacked (kt)	7,732	4,279	80.7%	18,141	13,200	37.4%
Gold grade stacked (g/t)	0.45	0.59	(23.7)%	0.46	0.54	(14.8)%

Cost of sales (1)	$81,464	$53,684	51.7%	$199,970	$142,841	40.0%
Cost of sales ($/oz gold sold) (1)	$980	$1,079	(9.2)%	$1,027	$1,077	(4.6)%
Cash costs ($/oz gold sold) (2)	$981	$1,081	(9.3)%	$1,029	$1,078	(4.5)%
AISC ($/oz gold sold) (2)	$1,106	$1,444	(23.4)%	$1,423	$1,482	(4.0)%
(1)Excludes depreciation, depletion and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Marigold. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Gold production increased 59.4% due to more tonnes stacked and improved timing of leach recoveries compared to the three months ended September 30, 2022, which experienced delays in the leaching cycle due to fines in the ore from the north pits. Revenue increased by $74.4 million or 88.3%, of which $56.4 million was the result of more gold ounces sold and $18.0 million was the result of higher average realized gold price. Cost of sales increased by $27.8 million, or 51.7%, due to more gold ounces sold. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold decreased 9.2% and 9.3%, respectively, due to more gold ounces sold as a result of additional tonnes stacked and improved timing of leach recoveries, partially offset by lower grade ore stacked and a higher strip ratio. AISC per ounce of gold sold decreased 23.4% as a result of lower cash costs per ounce of gold sold as well as capital expenditures related to leach pad construction and dewatering incurred during the three months ended September 30, 2022 that were not incurred in the three months ended September 30, 2023.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Gold production increased 48.5% due to more tonnes stacked and improved timing of leach recoveries compared to the nine months ended September 30, 2022, which experienced delays in the leaching cycle due to fines in the ore from the north pits. Revenue increased by $136.1 million or 57.0%, of which $111.7 million was the result of more gold ounces sold and $24.4 million was the result of higher average realized gold price. Cost of sales increased by $57.1 million, or 40.0%, due to more gold ounces sold. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold decreased 4.6% due to more gold ounces sold as a result of additional tonnes stacked, improved timing of leach recoveries, and lower strip ratio; partially offset by lower grade ore stacked. AISC per ounce of gold sold decreased 4.0% due to lower cash costs per ounce of gold sold, partially offset by higher capital expenditures related to the purchase of four haul trucks in the first half of 2023.

Seabee, Canada

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Data	2023	2022	Change (%)	2023	2022	Change (%)
Gold produced (oz)	19,823	20,493	(3.3)%	52,020	111,416	(53.3)%
Gold sold (oz)	19,430	19,700	(1.4)%	51,560	110,000	(53.1)%
Average realized gold price ($/oz sold)	$1,884	$1,693	11.3%	$1,915	$1,849	3.6%

Ore mined (kt)	108	108	—%	326	307	6.2%

Ore milled (kt)	105	101	4.0%	323	295	9.5%
Gold mill feed grade (g/t)	6.17	6.07	1.6%	5.29	11.84	(55.3)%
Gold recovery (%)	96.5	97.3	(0.8)%	96.5	98.2	(1.7)%

Cost of sales (1)	$19,939	$17,894	11.4%	$61,476	$53,319	15.3%
Cost of sales ($/oz gold sold) (1)	$1,026	$908	13.0%	$1,192	$485	145.8%
Cash costs ($/oz gold sold) (2)	$1,027	$910	12.9%	$1,193	$486	145.5%
AISC ($/oz gold sold) (2)	$1,382	$1,304	6.0%	$1,742	$735	137.0%
(1)Excludes depreciation, depletion and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Seabee. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Gold production decreased 3.3% due to a buildup of in-circuit inventory. Revenue increased by $3.3 million, or 9.8%, of which $3.8 million was a result of higher average realized gold price offset by $0.5 million as the result of fewer gold ounces sold. Cost of sales increased by $2.0 million, or 11.4%, as a result of mill maintenance expenses and higher air charter and freight costs. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 13.0% and 12.9%, respectively, due to higher cost of sales as mentioned above. AISC per ounce of gold sold increased 6.0% due to higher cash costs per ounce of gold sold, partially offset by a reduction in underground mine development capital expenditures.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Gold production decreased 53.3% due to lower grade ore milled. Revenue decreased by $104.5 million, or 51.4%, of which $108.0 million was the result of lower volume of gold sold partially offset by a $3.5 million increase as a result of higher average realized gold price. Cost of sales increased by $8.2 million, or 15.3%, as a result of higher employee-related costs, mobile maintenance costs, and utilization of contractors for winter road construction. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 145.8% and 145.5%, respectively, due to fewer gold ounces sold as the result of lower mill feed grade and higher cost of sales. AISC per ounce of gold sold increased 137.0% due to higher cash costs per ounce of gold sold and an increase in reclamation cost accretion and amortization.

Puna, Argentina

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Data	2023	2022	Change (%)	2023	2022	Change (%)
Silver produced ('000 oz)	2,645	2,738	(3.4)%	6,930	6,008	15.3%
Silver sold ('000 oz)	2,852	2,234	27.7%	7,090	5,766	23.0%
Lead produced ('000 lb)	10,403	11,390	(8.7)%	31,957	27,582	15.9%
Lead sold ('000 lb)	11,707	9,169	27.7%	34,882	28,255	23.5%
Zinc produced ('000 lb)	1,577	1,590	(0.8)%	5,805	4,940	17.5%
Zinc sold ('000 lb)	1,454	1,050	38.5%	6,174	5,546	11.3%
Gold equivalent sold ('000 oz) (1)	34,861	24,850	40.3%	86,030	69,284	24.2%
Average realized silver price ($/oz)	$21.99	$16.75	31.3%	$23.14	$19.82	16.8%

Ore mined (kt)	522	544	(4.0)%	1,381	1,396	(1.1)%
Waste removed (kt)	1,356	2,228	(39.1)%	4,864	6,617	(26.5)%
Total material mined (kt)	1,878	2,772	(32.3)%	6,245	8,013	(22.1)%

Ore milled (kt)	445	431	3.2%	1,278	1,223	4.5%
Silver mill feed grade (g/t)	192.73	206.50	(6.7)%	175.61	159.90	9.8%
Lead mill feed grade (%)	1.14	1.29	(11.6)%	1.21	1.11	9.0%
Zinc mill feed grade (%)	0.32	0.43	(25.6)%	0.37	0.42	(11.9)%
Silver recovery (%)	96.0	95.8	0.2%	96.0	95.6	0.4%
Lead recovery (%)	93.4	92.7	0.8%	93.8	92.5	1.4%
Zinc recovery (%)	49.9	38.9	28.3%	55.4	43.7	26.8%

Cost of sales (2)	$43,437	$34,568	25.7%	$123,736	$102,755	20.4%
Cost of sales ($/oz silver sold) (2)	$15.23	$15.47	(1.6)%	$17.45	$17.82	(2.1)%
Cost of sales ($/oz gold equivalent sold) (1, 2)	$1,246	$1,391	(10.4)%	$1,438	$1,483	(3.0)%
Cash costs ($/oz silver sold) (3)	$12.33	$13.33	(7.5)%	$13.57	$13.31	2.0%
Cash costs ($/oz gold equivalent sold) (1, 3)	$1,009	$1,199	(15.8)%	$1,119	$1,108	1.0%
AISC ($/oz silver sold) (3)	$13.04	$15.91	(18.0)%	$15.31	$15.32	(0.1)%
AISC ($/oz gold equivalent sold) (1, 3)	$1,067	$1,431	(25.4)%	$1,262	$1,275	(1.0)%
(1)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.
(2)Excludes depreciation, depletion and amortization.
(3)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of silver sold to manage and evaluate operating performance at Puna. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Silver production decreased 3.4% due to lower grade ore milled partially offset by higher mill throughput. Silver sold increased 27.7% as a result of timing of sales due to transportation delays in the three months ended September 30, 2022. Revenue increased by $30.9 million, or 68.9%, of which $12.9 million was the result of higher volume of concentrate sold and $17.0 million was the result of higher average realized silver, lead and zinc price. Cost of sales increased by $8.9 million, or 25.7%, as a result of more silver ounces sold. Cost of sales per ounce of silver sold remained consistent period over period. Cash costs per ounce of silver sold decreased 7.5% due to higher by-product revenue attributable to higher volume of concentrate sold and higher average realized lead and zinc price. AISC per ounce of silver sold decreased 18.0% due to lower cash costs per silver ounce as well as lower sustaining capital expenditures.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Silver production increased 15.3% due to higher mill throughput and higher grade ore milled. Revenue increased by $55.4 million, or 37.1%, of which $33.8 million was the result of higher volume of concentrate sold and $25.1 million was the result of higher average realized silver and lead price, partially offset by a $4.4 million decrease as a result of lower average realized zinc price. Cost of sales increased by $21.0 million, or 20.4%, as a result of more silver ounces sold. Cost of sales per ounce of silver sold, cash costs per ounce of silver sold, and AISC per ounce of silver sold remained consistent period over period.

Liquidity and Capital Resources
The Company manages its liquidity through a rigorous planning, budgeting and forecasting process, which is reviewed and updated on a regular basis, to help determine the funding requirements to support its current operations, expansion and development plans, and by managing its capital structure.
The Company's objectives when managing capital are to invest in strategic growth initiatives, return cash to shareholders, and maintain balance sheet strength and flexibility.
In assessing capital structure, the Company includes the components of shareholders’ equity, the 2019 Notes, Term Loan and the Second Amended Credit Agreement. In order to facilitate the management of capital requirements, the Company prepares annual budgets and continuously monitors and reviews actual and forecasted cash flows. The annual budget is monitored and approved by the Company's Board of Directors. To maintain or adjust the capital structure, the Company may, from time to time, issue new shares or debt, repay debt, dispose of non-core assets, or buy back shares. The Company expects its current capital resources will be sufficient to meet its business requirements for a minimum of twelve months.
Cash Dividends
During the three and nine months ended September 30, 2023, the Company declared quarterly cash dividends of $0.07 during each quarter, for total dividends of $14.4 million during the three months ended September 30, 2023 and $43.2 million for the nine months ended September 30, 2023.
During the three and nine months ended September 30, 2022, the Company declared quarterly cash dividends of $0.07 during each quarter, for total dividends of $14.3 million during the three months ended September 30, 2022 and $44.4 million for the nine months ended September 30, 2022.
Share Repurchase Plan / Normal Course Issuer Bid
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
During the three months ended September 30, 2023, there were no common share repurchases. During the nine months ended September 30, 2023, the Company repurchased and cancelled common shares of 3,026,993 for $45.3 million at a weighted average price paid per common share of $14.97.
Cash and Cash Equivalents
At September 30, 2023, the Company had $437.7 million of cash and cash equivalents, a decrease of $217.8 million from December 31, 2022, mainly due to cash used in the Company’s investing and financing activities, including the acquistion of the Hod Maden project, and partially offset by cash flows generated by the Company's operations. The Company held $375.1 million of its cash and cash equivalents balance in USD. Additionally, the Company held cash and cash equivalents of $45.9 million, $9.0 million and $4.9 million in ARS, CAD and TRY, respectively.
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

Debt
Term Loan
On July 26, 2023, the Company entered into an amendment to the Term Loan. The amendment amended the Term Loan to replace LIBOR-based benchmark rates with secured overnight financing rate ("SOFR")-based benchmark rates.
On September 22, 2023, the Company terminated the Term Loan upon full repayment of the outstanding balance. In connection with the repayment of the Term Loan, the restrictions on certain cash accounts totaling $33.4 million were released.
Credit Agreement
On August 15, 2023, the Company entered into amendment to the Amended Credit Agreement (the “Second Amended Credit Agreement”) with the Bank of Nova Scotia, as administrative agent, and along with Canadian Imperial Bank of Commerce, as co-lead arrangers and joint bookrunners, the lenders party thereto and certain subsidiary guarantors named therein. The amendment, among other things, (i) extends the maturity to August 15, 2027, (ii) increases the credit agreement to $400.0 million with a $100.0 million accordion feature and (iii) modifies the reference rate from LIBOR to an adjusted SOFR plus applicable margin varying based on the Company’s consolidated leverage ratio and amounts drawn on the credit facility ranging from 2.00% to 2.75%.
See Note 15 to the Condensed Consolidated Financial Statements for further details.
The Company's working capital at September 30, 2023, together with future cash flows from operations, are expected to be sufficient to fund planned activities and commitments.
Cash Flows
The following table summarizes the Company's cash flow activity for nine months ended September 30:

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$218,566	$42,799
Cash used in investing activities	(280,211)	(69,983)
Cash used in financing activities	(157,806)	(238,634)
Effect of foreign exchange rate changes on cash and cash equivalents	(31,880)	(3,002)
Increase (decrease) in cash, cash equivalents and restricted cash	(251,331)	(268,820)
Cash, cash equivalents, and restricted cash, beginning of period	689,106	1,052,865
Cash, cash equivalents, and restricted cash, end of period	$437,775	$784,045
Cash provided by operating activities
For the nine months ended September 30, 2023, cash provided by operating activities was $218.6 million compared to $42.8 million for the nine months ended September 30, 2022. The increase in cash provided by operating activities is mainly due to higher average realized gold prices in 2023 as compared to 2022, an increase in sales in 2023 at Marigold, Puna and Çöpler as a result of the temporary suspension of operations at Çöpler during 2022, partially offset by lower sales at Seabee.

Cash used in investing activities
For the nine months ended September 30, 2023, cash used in investing activities was $280.2 million compared to $70.0 million for the nine months ended September 30, 2022. The increase of $210.2 million used is primarily due to spend of $120.0 million for the acquisition of the Hod Maden project in 2023 compared to $24.8 million for the acquisition of Taiga Gold in 2022, increased capital expenditures in the amount of $73.3 million in 2023 as compared to 2022 related to the purchase of haul trucks and leach pad processing facility improvements at Marigold and the expansion of the tailings storage facility at Çöpler, and lower proceeds from the sale of mineral properties, plant and equipment in the amount of $35.1 million related to the sale of the Pitarrilla project.
Cash used in financing activities
For the nine months ended September 30, 2023, cash used in financing activities was $157.8 million compared to $238.6 million for the same period in 2022. The decrease in cash used in financing activities was primarily due to fewer share repurchases and cancellation of common shares in the amount of $54.7 million and lower non-controlling interest dividends in the amount of $34.5 million in 2023 as compared to 2022.
Contractual Obligations
As of September 30, 2023, there have been no material changes in the Company’s contractual obligations since December 31, 2022 to the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in the Annual Report on Form 10-K for information regarding the Company’s contractual obligations.

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

The following tables provide a reconciliation of cost of sales to cash costs and AISC:

	Three Months Ended September 30, 2023
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP)(1)	$69,830	$81,464	$19,939	$43,437	$—	$214,670
By-product credits	(1,307)	(26)	(16)	(12,987)	—	(14,336)
Treatment and refining charges	—	50	24	4,717	—	4,791
Cash costs (non-GAAP)	68,523	81,488	19,947	35,167	—	205,125
Sustaining capital expenditures	9,100	8,683	6,212	4,593	—	28,588
Sustaining exploration and evaluation expense(4)	1,156	1,009	—	(3,371)	—	(1,206)
Reclamation cost accretion and amortization	427	708	692	765	—	2,592
General and administrative expense and stock-based compensation expense	1,668	—	—	43	15,853	17,564
Total AISC (non-GAAP)	$80,874	$91,888	$26,851	$37,197	$15,853	$252,663

Gold sold (oz)	58,694	83,103	19,430	—	—	161,227
Silver sold (oz)	—	—	—	2,852,065	—	2,852,065
Gold equivalent sold (oz) (2)(3)	58,694	83,103	19,430	34,861	—	196,088

Cost of sales per gold equivalent ounce sold(1)	$1,190	$980	$1,026	$1,246	N/A	$1,095
Cash cost per gold ounce sold	$1,167	$981	$1,027	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$12.33	N/A	N/A
Cash cost per gold equivalent ounce sold	$1,167	$981	$1,027	$1,009	N/A	$1,046
AISC per gold ounce sold	$1,378	$1,106	$1,382	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$13.04	N/A	N/A
AISC per gold equivalent ounce sold(1)	$1,378	$1,106	$1,382	$1,067	N/A	$1,289
(1)Excludes depreciation, depletion and amortization.
(2)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.
(3)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.
(4)During the three months ended September 30, 2023, the Company reclassified Sustaining exploration and evaluation expense to Sustaining capital expenditures at Puna. These costs had been appropriately capitalized in prior periods, but had been reported as expense rather than capital in the AISC table. The update to the presentation for these costs did not impact the AISC per ounce calculation.

	Three Months Ended September 30, 2022
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP)(1)	$306	$53,684	$17,894	$34,568	$—	$106,452
By-product credits	5	(33)	(21)	(8,448)	—	(8,497)
Treatment and refining charges	—	123	56	3,663	—	3,842
Cash costs (non-GAAP)	311	53,774	17,929	29,783	—	101,797
Sustaining capital expenditures	6,299	15,881	7,055	3,445	—	32,680
Sustaining exploration and evaluation expense	383	1,626	—	1,820	—	3,829
Care and maintenance(4)	31,067	—	—	—	—	31,067
Reclamation cost accretion and amortization	415	526	703	432	—	2,076
General and administrative expense and stock-based compensation expense	215	—	—	70	12,429	12,714
Total AISC (non-GAAP)	$38,690	$71,807	$25,687	$35,550	$12,429	$184,163

Gold sold (oz)	2,591	49,744	19,700	—	—	72,035
Silver sold (oz)	—	—	—	2,234,323	—	2,234,323
Gold equivalent sold (oz) (2)(3)	2,591	49,744	19,700	24,850	—	96,885

Cost of sales per gold equivalent ounce sold(1)	$118	$1,079	$908	$1,391	N/A	$1,099
Cash cost per gold ounce sold	$160	$1081	$910	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$13.33	N/A	N/A
Cash cost per gold equivalent ounce sold	$160	$1,081	$910	$1,199	N/A	$1,051
AISC per gold ounce sold	$14,972	$1,444	$1,304	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$15.91	N/A	N/A
AISC per gold equivalent ounce sold(2)	$14,972	$1,444	$1,304	$1,431	N/A	$1,901
(1)Excludes depreciation, depletion and amortization.
(2)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.
(3)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.
(4)Care and maintenance expense in the AISC calculation only includes direct costs, as depreciation is not included in the calculation of AISC.

	Nine Months Ended September 30, 2023
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP)(1)	$199,425	$199,970	$61,476	$123,736	$—	$584,607
By-product credits	(2,674)	(99)	(41)	(41,463)	—	(44,277)
Treatment and refining charges	—	509	73	13,964	—	14,546
Cash costs (non-GAAP)	196,751	200,380	61,508	96,237	—	554,876
Sustaining capital expenditures	26,313	73,994	26,220	9,900	—	136,427
Sustaining exploration and evaluation expense	3,271	815	—	—	—	4,086
Reclamation cost accretion and amortization	1,282	2,019	2,108	2,295	—	7,704
General and administrative expense and stock-based compensation expense	4,095	—	—	132	48,139	52,366
Total AISC (non-GAAP)	$231,712	$277,208	$89,836	$108,564	$48,139	$755,459

Gold sold (oz)	165,905	194,789	51,560	—	—	412,254
Silver sold (oz)	—	—	—	7,090,205	—	7,090,205
Gold equivalent sold (oz) (2)(3)	165,905	194,789	51,560	86,030	—	498,284

Cost of sales per gold equivalent ounce sold(1)	$1,202	$1,027	$1,192	$1,438	N/A	$1,173
Cash cost per gold ounce sold	$1,186	$1,029	$1,193	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$13.57	N/A	N/A
Cash cost per gold equivalent ounce sold	$1,186	$1,029	$1,193	$1,119	N/A	$1,114
AISC per gold ounce sold	$1,397	$1,423	$1,742	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$15.31	N/A	N/A
AISC per gold equivalent ounce sold(1)	$1,397	$1,423	$1,742	$1,262	N/A	$1,516
(1)Excludes depreciation, depletion and amortization.
(2)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.
(3)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Nine Months Ended September 30, 2022
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP)(1)	$125,985	$142,841	$53,319	$102,755	$—	$424,900
By-product credits	(2,726)	(96)	(97)	(37,017)	—	(39,936)
Treatment and refining charges	—	301	262	11,029	—	11,592
Cash costs (non-GAAP)	123,259	143,046	53,484	76,767	—	396,556
Sustaining capital expenditures	20,778	45,431	26,316	8,085	—	100,610
Sustaining exploration and evaluation expense	2,111	6,577	—	1,984	—	10,672
Care and maintenance(4)	31,067	—	—	—	—	31,067
Reclamation cost accretion and amortization	677	1,596	1,053	1,295	—	4,621
General and administrative expense and stock-based compensation expense	1,670	1	11	233	46,507	48,422
Total AISC (non-GAAP)	$179,562	$196,651	$80,864	$88,364	$46,507	$591,948

Gold sold (oz)	132,862	132,681	110,000	—	—	375,543
Silver sold (oz)	—	—	—	5,766,165	—	5,766,165
Gold equivalent sold (oz) (2)(3)	132,862	132,681	110,000	69,284	—	444,827

Cost of sales per gold equivalent ounce sold(1)	$948	$1,077	$485	$1,483	N/A	$955
Cash cost per gold ounce sold	$928	$1,078	$486	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$13.31	N/A	N/A
Cash cost per gold equivalent ounce sold	$928	$1,078	$486	$1,108	N/A	$891
AISC per gold ounce sold	$1,351	$1,482	$735	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$15.32	N/A	N/A
AISC per gold equivalent ounce sold(2)	$1,351	$1,482	$735	$1,275	N/A	$1,331
(1)Excludes depreciation, depletion and amortization.
(2)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.
(3)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.
(4)Care and maintenance expense in the AISC calculation only includes direct costs, as depreciation is not included in the calculation of AISC.

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

The following table provides a reconciliation of Net income (loss) attributable to SSR Mining shareholders to adjusted net income (loss) attributable to SSR Mining shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share)	2023	2022	2023	2022
Net income (loss) attributable to SSR Mining shareholders (GAAP)	$15,159	$(25,793)	$119,838	$100,256
Interest saving on 2019 Notes, net of tax	—	—	3,693	3,677
Net income (loss) used in the calculation of diluted net income per share	$15,159	$(25,793)	$123,531	$103,933

Weighted-average shares used in the calculation of net income and adjusted net income (loss) per share
Basic	203,878	207,983	205,101	210,986
Diluted	203,878	207,983	217,902	223,543

Net income (loss) per share attributable to SSR Mining shareholders (GAAP)
Basic	$0.07	$(0.12)	$0.58	$0.48
Diluted	$0.07	$(0.12)	$0.57	$0.46

Adjustments:
Foreign exchange loss (gain) (2)	—	11,577	—	19,733
Pitarrilla transaction costs	—	1,561	—	1,561
Artmin transaction and integration costs	30	—	406	—
SEC conversion costs	—	—	—	1,255
Impairment of other assets (3)	2,637	—	2,637	—
Change in fair value of marketable securities	555	37	(565)	3,836
Loss (gain) on sale of mineral properties, plant and equipment	560	(128)	1,610	1,213
Income tax impact related to above adjustments	(815)	(382)	(785)	(2,045)
Foreign exchange (gain) loss and inflationary impacts on tax balances (2)	(1,631)	(11,850)	(12,371)	(18,020)
Impact of income tax rate change in Türkiye	37,170	—	37,170	—
Other tax adjustments(1)	(625)	11,445	1,477	11,445
Adjusted net income (loss) attributable to SSR Mining shareholders (Non-GAAP)	$53,040	$(13,533)	$149,417	$119,234

Adjusted net income (loss) per share attributable to SSR Mining shareholders (Non-GAAP)
Basic	$0.26	$(0.07)	$0.73	$0.57
Diluted	$0.26	$(0.07)	$0.70	$0.55
(1)Represents charges related to a one-time tax imposed by Türkiye to fund earthquake recovery efforts, offset by a release of an uncertain tax position.
(2)Effective January 1, 2023, the Company no longer adjusts for the effects of foreign exchange gains and losses.
(3)Impairment of other assets included in Other operating expenses, net represents non-cash write-downs of various assets and materials and supplies inventories.

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
The following is a reconciliation of Net income (loss) attributable to SSR Mining shareholders to EBITDA and adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income (loss) attributable to SSR Mining shareholders (GAAP)	$15,159	$(25,793)	$119,838	$100,256
Net income (loss) attributable to non-controlling interests	(22,404)	(2,579)	24,297	14,995
Depletion, depreciation and amortization	55,990	21,555	147,727	134,145
Interest expense	4,080	4,541	14,099	13,109
Income and mining tax expense (benefit)	68,893	(13,808)	(11,707)	8,775
EBITDA (non-GAAP)	121,718	(16,084)	294,254	271,280
Foreign exchange loss (gain) (1)	—	11,577	—	19,733
Pitarrilla transaction costs	—	1,561	—	1,561
Artmin transaction and integration costs	30	—	406	—
SEC conversion costs	—	—	—	1,255
Impairment of other assets	2,637	—	2,637	—
Change in fair value of marketable securities	555	37	(565)	3,836
Loss (gain) on sale of mineral properties, plant and equipment	560	(128)	1,610	1,213
Adjusted EBITDA (non-GAAP)	$125,500	$(3,037)	$298,342	$298,878
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
The following table provides a reconciliation of Cash provided by operating activities to free cash flow:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash provided by operating activities (GAAP)	$218,566	$42,799
Expenditures on mineral properties, plant and equipment	(164,633)	(91,317)
Free cash flow (non-GAAP)	$53,933	$(48,518)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks during the nine month period ended September 30, 2023.
For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7A of the Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Management assessed the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon its assessment, Management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the three months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s Board of Directors authorized a Normal Course Issuer Bid on June 16, 2023 (the “2023 NCIB”). Under the 2023 NCIB, the Company is authorized to purchase for cancellation up to 10,200,000 common shares through the facilities of the TSX, Nasdaq or other Canadian and U.S. marketplaces over a twelve month period beginning June 20, 2023 and ending June 19, 2024. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. The 2023 NCIB may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock.

The following table summarizes purchases by the Company, or an affiliated purchaser, of the Company’s equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	-	-	-	10,200,000
August 1 - August 31	-	-	-	10,200,000
September 1 - September 30	-	-	-	10,200,000
(1) The total number of shares purchased (and the average price paid per share) reflects shares purchased pursuant to the 2023 NCIB. No shares were purchased in the quarter ended September 30, 2023 pursuant to the 2023 NCIB.
(2) The Company's Board of Directors previously authorized the 2023 NCIB, under which the Company is authorized to repurchase up to 10,200,000 common shares during the period commencing June 20, 2023 and ending on June 19, 2024.

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
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements by our Directors and Officers
During the quarterly period covered by this report, the following directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted a Rule 10b5-1 trading arrangements (as defined in Item 408 Regulation S-K). Each 10b5-1 trading arrangement was entered into in writing in good faith, has a term of one year, and is subject to a mandatory cooling off period of 90 days following adoption of the trading arrangement. Because of pricing and timing conditions in each 10b5-1 trading arrangement, it is not yet determinable how many shares actually will be sold under each plan prior to its expiration date.
On September 28, 2023, Rod Antal, the Company’s Executive Chairman, adopted a Rule 10b5-1 trading arrangement for the sale of up to 200,000 common shares. This 10b5-1 trading arrangement is scheduled to expire on December 31, 2024.
On September 28, 2023, Michael Sparks, the Company’s Executive Vice President, Chief Legal and Administrative Officer, adopted a Rule 10b5-1 trading arrangement for the sale and donation of up to 37,000 common shares. This 10b5-1 trading arrangement is scheduled to expire on December 31, 2024.
On September 29, 2023, F. Edward Farid, the Company’s Executive Vice President, Chief Corporate Development Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 27,500 common shares. This 10b5-1 trading arrangement is scheduled to expire on December 31, 2024.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number
10.1 +++
Amended and Restated Credit Agreement among SSR Mining Inc., as Borrower, the Lenders from time to time parties thereto, as Lenders, The Bank of Nova Scotia, as Administrative Agent, The Bank of Nova Scotia and Canadian Imperial Bank of Commerce, as Issuing Banks, Co-Lead Arrangers and Joint Bookrunners, and Royal Bank of Canada and Bank of Montreal, as Co-Syndication Agents.

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

SSR MINING INC. Registrant
Date: November 1, 2023	/s/ Alison White
Name: Alison White Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 1, 2023	/s/ Russell Farnsworth
Name: Russell Farnsworth Title: Vice President, Controller (Principal Accounting Officer)