Form 10-K
period 2023-12-31
SSR MINING INC.
filed 2024-02-27
CIK 921638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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

At June 30, 2023, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $2,876,137,170 based on the closing sale price as reported on Nasdaq Global Market on that date. There were 202,463,697 common shares outstanding on January 31, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
Çöpler Incident
On February 13, 2024, SSR Mining Inc. and its subsidiaries (collectively, “SSR Mining,” or the “Company”) suspended all operations at its Çöpler property as a result of a significant slip on the heap leach pad (the “Çöpler Incident”). The Company is not, at this time, able to estimate or predict when and under what conditions it will resume operations at Çöpler.
Description of Çöpler. The Çöpler property is comprised of the Çöpler Mine, Greater Çakmaktepe Mine, and associated processing facilities (“Çöpler”). Both Çöpler Mine and Greater Çakmaktepe Mine are open pit gold mines located along the Tethyan belt in east-central Türkiye’s Erzincan Province. Çöpler contains oxide and sulfide ores that are mined concurrently and processed through its two separate processing circuits. Gold contained in oxide ore is recovered through heap leach processing to produce gold doré with a minor by-product of copper concentrate, while gold sulfide mineralization is subjected to pressure oxidation and carbon-in-leach processing, to produce gold doré. SSR Mining owns 80% of Çöpler through a joint venture. For further information on Çöpler, including its ownership structure, see Item 2. Properties under the heading “Çöpler Property, Erzincan Province, Türkiye.”
Çöpler constitutes a single reporting segment for the Company, as do Marigold, Puna, and Seabee, each of the Company's three other mines. Çöpler has historically represented a significant portion of the Company’s production, contributing 220,999 gold equivalent ounces in 2023, which represented 31% of the Company’s total gold production in 2023. It is unknown at this time what the full impact the Çöpler Incident will be on future operating results, cash flows, and gold and other mineral production of the Company. The scope and timing of mine plans and sequencing, future production and other work at Çöpler will need to be reassessed and evaluated, including when operations will resume. For financial information of the Company’s segments for the years ended December 31, 2023, 2022 and 2021, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 to the Consolidated Financial Statements.
Each of the Company’s three other mines operate independently and are not dependent on cash flows or operational synergies associated with Çöpler. As a result, at this time, the Company does not believe the operations of the Company’s three other mines will be directly impacted by the Çöpler Incident. The Company believes that it currently has sufficient funds available for capital and operating expenditures. For additional information on the Company’s current liquidity and capital resources, see the “Liquidity and Capital Resources” discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Çöpler Incident. At 6:30 a.m., Eastern Standard Time, on February 13, 2024, approximately one-third of the material stacked on the Çöpler oxide heap leach slipped off the pad, with the bulk of the material flowing into the Sabırlı Valley to the east and a smaller amount into the Manganese Pit to the west, which are not active mining areas and are both within the boundaries of Çöpler’s Environmental Impact Assessment. At this time, nine workers remain missing as a result of the Çöpler Incident. Search and rescue efforts began immediately following the incident and the Company is supporting the Turkish government with those efforts.
The Ministry of Environment of Türkiye has revoked the Company’s environmental permit related to Çöpler pending further progression of the investigation and remediation efforts. The Company will continue to support the authorities in Türkiye.
Immediately following the event, the Company suspended all operations at Çöpler and, at this time, we are not certain when operations will resume. Containment and remediation efforts are ongoing, which are being directed by the Turkish government and supported by the Company, with an initial focus on removing heap leach material from the Sabırlı Valley and relocating it to a permanent storage location. The overdrain system drainage pipeline in the Sabırlı Valley, where the bulk of the material flowed, was damaged and repair is underway. The sulfide processing facility (“POX plant”) adjacent to the heap leach was shut down for maintenance at the time of the incident and does not, at this time, appear to be impacted. The POX plant will remain in a stable shutdown state as the remediation efforts continue. An initial inspection did not indicate damage to the heap leach dry processing facilities, including the crushing and agglomeration equipment, or the heap leach wet processing facilities, including the solution ponds, carbon adsorption, elution, SART plant and other ancillary infrastructure. The oxide heap leach represented approximately 11.0% of total production and total revenue at Çöpler for the year ended December 31, 2023. As of December 31, 2023, the Çöpler leach pad inventory of $73.3 million represented 19% of Çöpler’s total inventory and 10% of the Company’s total inventory. As of December 31, 2023, the Çöpler mineral properties, plant and equipment (“MPP&E”) related to the leach pad of $32.1 million represented 1.0% of Çöpler’s total MPP&E and 0.8% of the Company’s total MPP&E.
The heap leach processing used at Çöpler incorporates a number of chemical properties, including sodium cyanide and other reagents. The Turkish government is conducting environmental monitoring of surface water, groundwater, soil and air quality in the region with respect to potential contamination. Public comments from the Turkish government indicate that to date, the testing results have been negative with respect to potential contamination in the locations being monitored. These results are preliminary and additional testing will be conducted in the surrounding area. The Company is in the process of assessing the impact of environmental regulations resulting from the Çöpler Incident, including whether it may become subject to any civil or criminal sanction or monetary penalties as a result of actual or perceived violation of environmental regulations.
Regulatory officials of Türkiye have begun an investigation of the causes of the Çöpler Incident. The regulatory authorities have requested documents and begun interviews of personnel. In connection with the investigation, the regulatory authorities have charged six employees with criminal charges directly related to actions on the day of the Çöpler Incident. SSR Mining is providing its full cooperation to the legal and regulatory officials in connection with the investigation.
At this time, the Board of Directors of the Company has suspended its dividend and automatic share purchase plan (“ASPP”). The Company has delivered notice to its designated broker to terminate its automatic share purchase plan effective March 1, 2024 and the Company has ceased all share repurchases under its normal course issuer bids approved by the Toronto Stock Exchange or otherwise. The Company does not know at this time when it may resume dividends or share repurchases. The Board’s Technical, Safety and Sustainability Committee (the “TSS Committee”) is leading the Board’s review and oversight of the Company’s response to the Çöpler Incident, with support from all Directors.
See “Item 1A. Risk Factors” for additional information.
Full Year 2023 Summary Results (reflects no impact of the Çöpler Incident):
•Strong Fourth Quarter Operating Results; Record full-year production at Marigold and Puna: The Company delivered fourth quarter 2023 production of 211,226 gold equivalent ounces at cost of sales of $1,064 per gold equivalent ounce and AISC of $1,326 per gold equivalent ounce. For the full year 2023, SSR Mining reported production of 706,894 gold equivalent ounces at cost of sales of $1,141 per gold equivalent ounce and AISC of $1,461 per gold equivalent ounce. Full-year production included two records: 278,488 gold ounces at Marigold, a record high in its more than 30-year operating life, and 9,688,447 ounces silver from Puna, a record over its more than 15-year operating life. Production increased approximately 13% year-over-year and met the Company’s 2023 guidance range.
•Financial results: Attributable net income in the fourth quarter of 2023 was $(217.8) million, or $(1.07) per diluted share, inclusive of impairment charges of $408.8 million primarily resulting from impairment of long-lived and other assets at Çöpler and impairment of goodwill at Seabee. Adjusted attributable net income was $127.1 million, or $0.59 per diluted share. In the fourth quarter of 2023, operating cash flow was $203.2 million and free cash flow was $144.4 million. For the year ended December 31, 2023, attributable net income was $(98.0) million, or $(0.48) per diluted share, inclusive of impairment charges of $411.4 million primarily resulting from impairment of long-lived and other assets at Çöpler due to a change in mineral resource inventory identified in the Çöpler Technical Report Summary report and impairment of goodwill at Seabee. Adjusted attributable net income was $276.5 million, or $1.29 per diluted share. For the year ended December 31, 2023, operating cash flow was $421.7 million and free cash flow was $198.3 million.
•Balance sheet: At the end of 2023, SSR Mining had a cash and cash equivalent balance of $492.4 million reflecting $114.0 million of capital returns, $71.2 million in scheduled debt repayments, and $119.9 million for strategic M&A transactions, including the previously announced Hod Maden gold-copper development project

(“Hod Maden”). Capital returns were composed of $57.7 million in quarterly cash dividend payments and $56.3 million in share repurchases. On August 15, 2023, the Company announced that its existing revolving credit facility was increased from $200.0 million to $400.0 million, with an additional accordion feature of $100.0 million.
•Successfully executed strategic M&A transactions, including reinvesting proceeds from non-core asset sales into high return, low capital intensity growth projects: In the second quarter of 2023, the Company announced that it has acquired a 10% interest, which may be increased to 40%, and immediate operational control of the Hod Maden project in northeastern Türkiye. Aggregate acquisition consideration was $270.0 million, which includes $120.0 million in an upfront cash payment to acquire a 10% interest in Hod Maden, followed by $150.0 million in earn-in structured milestone payments to acquire an additional 30% interest, payable between the start of construction and the first anniversary of commercial production. In the fourth quarter of 2023, the Company also entered into definitive agreements to sell its Sunrise Lake Property in exchange for a 4.0% net smelter return (“NSR”) royalty on the property as well as a definitive agreement to sell its San Luis Project in exchange for total consideration of up to $42.5 million and a 4% NSR royalty on the project. As a result of the Çöpler Incident, we may be prevented from completing or participating in the development of Hod Maden. See "Item 1A. Risk Factors" for more information.
•Technical Report Summaries published for all producing assets: On February 13, 2024, the Company released Technical Report Summaries (“TRS”) for Marigold, Seabee and Puna. These reports include revised operating and economic assumptions for each asset and provide a base case for further growth and optimization to support the Company’s long-term guidance. Please note that the Company also released a TRS for Çöpler at the same time. The TRS for Çöpler had an effective date of October 31, 2023 and as such does not reflect the impact of the Çöpler Incident. The operating and economic assumptions, along with the mineral reserve, mineral resources, cost estimates and other findings contained in such TRS, may no longer be accurate and, when more information is available regarding the operations at Çöpler, the TRS may need to be amended.
(1) The Company reports non-GAAP financial measures including adjusted attributable net income, adjusted attributable net income per share, cash generated by operating activities before working capital adjustments, free cash flow, free cash flow before changes in working capital, total cash, cash costs and AISC per ounce sold (a common measure in the mining industry), to manage and evaluate its operating performance at its mines. For explanations of these measures and reconciliations to the most comparable financial measure calculated under U.S. GAAP, see the discussion under “Non-GAAP Financial Measures” in Part II, Item 7. Management’s Discussion and Analysis herein.

ITEM 1. BUSINESS
Introduction
SSR Mining Inc. and its subsidiaries (collectively, “SSR Mining,” or “Company”) is a precious metals mining company with four assets located in the United States, Türkiye, Canada and Argentina. The Company is primarily engaged in the operation, acquisition, exploration and development of precious metal resource properties located in Türkiye and the Americas. The Company produces gold doré as well as copper, silver, lead and zinc concentrates.
The Company has $492.4 million in cash and cash equivalents as of December 31, 2023, to support its growth pipeline.
In this report, “SSR Mining,” the “Company,” “our,” “us” and “we” refer to SSR Mining Inc. together with its affiliates and subsidiaries, unless the context otherwise requires. All currency references herein are in United States dollars (“USD”) unless otherwise indicated. References to “CAD” or the use of the symbol “C$” refers to Canadian dollars. References to “TRY” are to the lawful currency of Türkiye, the Turkish Lira. References to “ARS” are to the lawful currency of Argentina, the Argentine peso.
Segment Information
The Company’s operations consist of four mine sites - Çöpler, located in Erzincan Province, Türkiye (“Çöpler”), Marigold, located in Nevada, United States (“Marigold”), Seabee, located in Saskatchewan, Canada (“Seabee” or “SGO”), and Puna, located in Jujuy Province, Argentina (“Puna”) - each of which is a reportable operating segment and which are also referred to as producing assets. The contributions to revenue by reportable operating segment for the year ended December 31, 2023 were 31% from Çöpler (2022 – 31%; 2021 – 41%), 38% from Marigold (2022 – 30%; 2021 – 29%), 11% from Seabee (2022 – 21%; 2021 – 15%) and 20% from Puna (2022 – 18%; 2021 – 15%). See Note 3 to the Consolidated Financial Statements for further information relating to reportable operating segments.
The Company also participates in exploration and development activities at properties located in the United States, Argentina, Canada and Türkiye. See Item 2, Properties, for further information about the Company’s production and exploration properties. Item 2. Properties does not take into account the Çöpler Incident as the impact of the incident on the operations is not yet known.
Principal Products
Çöpler, Marigold and Seabee produce gold doré. Doré is unrefined gold bullion bars usually consisting of in excess of 90% gold, which is subsequently refined by a third party to gold bullion. The Company sells gold doré produced at Marigold and Seabee primarily to banks, and sells gold doré produced at Çöpler to the Central Bank of Türkiye. Puna produces silver, lead and zinc concentrates, which are sold to smelters or traders for further refining.
During 2023, sales of gold doré accounted for 80% of revenue, with 31% sold to Central Bank of Türkiye and 33% to CIBC. During 2022, sales of gold doré accounted for 82% of revenue, with 31% sold to Central Bank of Türkiye, 28% to CIBC and 16% to Bank of Montreal. During 2021, sales of gold doré accounted for 84% of revenue, with 41% and 30% sold to Central Bank of Türkiye and CIBC, respectively.
The Company sells lead and zinc concentrate with high silver content, through contractual arrangements with smelters and traders located in Asia and Europe. The concentrates are sold under supply contracts updated annually or as needed through spot sales, with processing fees based on the demand for the concentrates in the global marketplace.

The Company’s product revenue by category for the following years was as follows:

	Year Ended December 31,
Product Revenue (1)	2023	2022	2021
Gold	80%	82%	84%
Silver	15%	14%	12%
Lead	3%	3%	2%
Zinc	1%	1%	2%
Other (2)	1%	—%	—%
(1) The Company also realizes de minimus revenue from copper.
(2) Other revenue includes: changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.
As of December 31, 2023, the Company had attributable proven and probable gold reserves of 7,275 koz. For information on the mineral resources and mineral reserves for each operating asset, see Item 2, “Proven and Probable Reserve Estimates” and “Resource Estimates.” Item 2. Properties does not take into account the Çöpler Incident as the impact of the incident on the operations is not yet known.
The market prices of gold and silver are key drivers of the Company’s profitability. The prices of gold and silver can fluctuate widely and are affected by a number of macroeconomic factors, including global or regional consumption patterns, the supply of, and demand for gold and silver, interest rates, exchange rates, inflation or deflation, and the political and economic conditions of major gold- and silver-producing and gold- and silver-consuming countries throughout the world. Importantly, the price of gold and silver can be impacted by their role as safe havens during periods of market turmoil and as defense against the perceived inflationary impacts and currency depreciation caused by the responses of governments and central banking authorities to various economic threats. See Item 1A. Risk Factors, for further information.
The London Bullion Market Association (“LBMA”) average gold and silver prices for the following years were as follows:

	Year Ended December 31,
	2023	2022	2021
LBMA Average Gold Price	$1,943	$1,800	$1,799
LBMA Average Silver Price	$23.39	$21.73	$22.92
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, below, for further information relating to metal prices. For further details, see “Consolidated Results” and “Results of Operations” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Competition
The precious and base metals mineral exploration and mining business is competitive. Competition with other mining and exploration companies is significant and is primarily for: mineral properties that can be developed and produced economically; technical experts that can find, develop and mine such mineral properties; labor to operate the mineral properties; and capital to finance exploration, development and operations. Many larger competitors have additional financial and technical resources available to them. If the Company is unsuccessful in acquiring or retaining the required technical, financial or personnel resources, the Company may not be able to replace mineral reserves, maintain production or grow. See Item 1A. Risk Factors for further information.

Licenses and Concessions
Other than operating licenses for our mining and processing facilities, there are no third party patents, licenses or franchises material to our business. However, we conduct our mining and exploration activities pursuant to concessions granted by, or under contracts with, the host government, including the United States, Canada, Argentina, and Türkiye. The concessions and contracts are subject to the political risks associated with the host country. Additionally, community reaction to our presence, which can be influenced by the manner in which we operate our mine, address human capital considerations, focus on environmental and sustainability concerns and other factors may impact our ability to continue to operate in a jurisdiction and could impact our ability to gain a license or franchise to operate in a new jurisdiction. See Item 1A. Risk Factors for further information.
Condition of Physical Assets and Insurance
Our business is capital intensive and requires ongoing capital investment for the replacement, modernization or expansion of equipment and facilities. See Results of Consolidated Operations and Liquidity and Capital Resources within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information.
We maintain insurance policies against property loss and business interruption and insure against risks that are typical in the operation of our business, in amounts that we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with a particular event. At this time, we have not determined whether our insurance will be adequate to cover the losses and liabilities that are expected to result from the Çöpler Incident, if at all. See Item 1A. Risk Factors, below for further information.
Environmental, Social and Governance (“ESG”)
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

The Company’s Environmental & Sustainability Policy defines the organization’s commitments to responsible environmental stewardship and to the health and welfare of the people and communities in which the Company operates. The policy is designed to guide the Company in advancing each of those commitments. The Company publishes an ESG and Sustainability Report, which outlines the Company’s approach to sustainability across a range of areas and summarizes the Company’s sustainability performance. The Company’s Environmental & Sustainability Policy and its ESG and Sustainability Report are available on the Company’s website.
The Company’s Board of Directors has also established a Technical, Safety and Sustainability Committee (the “TSS Committee”) that, as part of its mandate, is responsible for reviewing the Company’s safety, health, security, risk, environment, community relations and sustainability policies and practices, and monitoring the Company’s performance in these areas. Additionally, under the TSS Committee charter, the TSS Committee reviews significant incidents relating to these areas. The TSS Committee’s charter is available on the Company’s website.
Producing precious metals is an energy-intensive business, resulting in carbon emissions. The Company’s operations are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy. See Item 1A. Risk Factors, below for further information.

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
Environmental Regulations
The Company’s activities are subject to extensive laws and regulations governing the protection of the environment and natural resources in all jurisdictions where the Company operates throughout the exploration, development and production stages of a mining property. These laws address, among other things, emissions into the air and air quality, discharges into water and water quality, management of waste, management and disposal of solid and hazardous substances, protection of natural resources, fisheries and wildlife protection, antiquities, endangered species, noise and use and reclamation of lands disturbed by mining operations.
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
Although the Ministry of Environment of Türkiye has not asserted that the Company has violated any environmental regulations in connection with the Çöpler Incident, the Company is assessing the application of environmental regulations, including whether it may become subject to any civil or criminal sanction or monetary penalties. At this time, the Ministry of Environment of Türkiye is leading the remediation efforts of the affected areas and has revoked the Company’s environmental permit pending further progression of the investigation and remediation efforts. See Item 1A. Risk Factors, below for further information.
Reclamation and Remediation
The Company’s mining, exploration and development activities are subject to various federal, provincial, state and municipal laws and regulations relating to the protection of the environment, including requirements for closure and reclamation of mining properties. The Company has certain reclamation obligations at its mineral properties, including Çöpler, Marigold, Seabee and Puna. Reclamation obligations may be backed by bonds or other financial assurances held by the relevant jurisdictional authority. As required by the Company’s environmental permits, all closure plans are periodically updated. The Company accrues remediation costs when it is probable that an obligation has been incurred and the cost can be reasonably estimated. In addition to the remediation costs, estimates may include ongoing care, maintenance, and monitoring costs. At this time, the Company does not have any remediation liabilities recorded; however, as a result of the Çöpler Incident the Company is in the process of evaluating the estimated remediation costs and anticipates recording a remediation liability during the first quarter of 2024.
The financial and operational effect of environmental protection requirements on the capital expenditures and earnings of each mineral property are not significantly different than that of similar sized mines in the same jurisdiction, are provided for through bonds and other financial assurance instruments and therefore should not have a negative effect on the Company’s competitive position in the future. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information regarding closure and reclamation cost estimates.

Human Capital Management
Employees and Contractors
As of December 31, 2023, the Company employed approximately 2,500 full-time employees and 2,900 contract employees throughout the United States, Canada, Argentina and Türkiye.
Certain of the Company’s employees in Türkiye and Argentina are represented by a union. As of December 31, 2023, approximately 37% of the Company’s workforce were represented by a union.
Diversity and Inclusion
The Company recognizes that a workforce composed of many individuals with a mix of skills, experience, perspectives, backgrounds and characteristics leads to a more robust understanding of opportunities, issues and risks, and to stronger decision-making. Given the broad geographic footprint of the Company’s operations, we benefit from a meaningfully diverse workforce. The Company’s Board of Directors also recognizes that a diverse board of directors makes prudent business sense and makes for better oversight and corporate governance and is committed to a merit-based process, which is based on objective criteria, solicits multiple perspectives and is free of conscious or unconscious bias and discrimination, for the identification and selection of nominees to the Board. The Company is a member of the Catalyst Accord 2022 and the 30% Club Canada. These initiatives are aimed at accelerating the advancement of women in the workplace with a target goal of at least 30% representation of women on public-company boards. Over 44% of the current independent Board members self-identify as being “diverse” under the Nasdaq Board Diversity Rules.
The Company has adopted a Diversity Policy, which requires the Company to establish specific diversity initiatives, programs and targets. The Company’s diversity initiatives are overseen by the Corporate Governance and Nominating Committee at the Board level and by the Compensation and Leadership Development Committee across the Company. The Diversity Policy is reviewed annually and is available on the Company’s website. In addition, the Company’s Code of Business Conduct and Ethics (the “Code of Conduct”), available on the Company's website, promotes and supports diversity and inclusion.
Health and Safety
The Company acknowledges that there are inherent risks associated with the Company’s business and, through proactive risk management, continuously strives to maximize the safety of its operations and minimize and control health and safety risks.
The Company’s safety framework emphasizes effective risk-centered management systems, positive and effective work cultures and proactive leadership. This approach balances the human and technical aspects of safety by blending leadership behaviors with traditional management activities to create a safe, productive culture. The Company ensures that its workers understand their individual roles and contributions to safe production and a safe workplace, maintaining safety awareness, recognizing hazards and assessing risk in their daily activities. The technical aspects of safety are addressed through established systems, policies and procedures describing how risk and controls are managed to reduce the risk of harm to workers. Performance measurement and accountability provides feedback and maintains focus on continuous improvement.

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

Available Information
SSR Mining Inc. was incorporated in British Columbia, Canada in 2005 and its predecessor companies date back to 1946. The corporate office is located at Suite 1300 - 6900 E. Layton Ave Denver, Colorado 80237. SSR Mining’s common shares are listed on the Nasdaq Global Select Market and the Toronto Stock Exchange under the trading symbol “SSRM.” The Company’s CHESS depositary interests (“CDIs”) are listed under the ticker symbol “SSR” on Australian Securities Exchange (“ASX”).
General information about the Company is available through the Company’s website at https://www.ssrmining.com. The Company’s press releases and filings with the SEC in the United States and on SEDAR+ in Canada are available free of charge within the Investors section of the Company’s website at https://ir.ssrmining.com/investors. In addition, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that are filed electronically with the SEC. The address of that website is https://www.sec.gov. The documents that the Company files under Canadian securities law requirements are available on SEDAR+ at the following address https://sedarplus.ca. The information on or linked to the Company’s website is neither a part of nor incorporated by reference in this Annual Report or any of the Company’s other SEC filings or filings made on SEDAR+. All references to www.ssrmining.com in this Annual Report are inactive textual references only and information contained at that website is not incorporated herein and does not constitute a part of this Annual Report.

ITEM 1A. RISK FACTORS
Certain statements contained in this report (including information incorporated by reference herein) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provided for under these sections. Forward looking statements can be identified with words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “intend,” “estimate,” “projects,” “predict,” “potential,” “continue” and similar expressions, as well as statements written in the future tense. When made, forward-looking statements are based on information known to management at such time and/or management’s good faith belief with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the Company’s forward-looking statements. Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements include, without limitation: all information related to the Çöpler Incident, including any statements about the impact of the Çöpler Incident on our business, financial condition, results of operations and cash flow, affected individuals and the surrounding community, forecasts and outlook; timing, production, cost, operating and capital expenditure guidance; the Company’s intention to return excess attributable free cash flow to shareholders; the timing and implementation of the Company’s dividend policy; the implementation of any share buyback program; statements regarding plans or expectations for the declaration of future dividends and the amount thereof; future cash costs and all-in sustaining costs (“AISC”) per ounce of gold, silver and other metals sold; the prices of gold, silver, copper, lead, zinc and other metals; mineral resources, mineral reserves, realization of mineral reserves, and the existence or realization of mineral resource estimates; the Company’s ability to discover new areas of mineralization; the timing and extent of capital investment at the Company’s operations; the timing of production and production levels and the results of the Company’s exploration and development programs; current financial resources being sufficient to carry out plans, commitments and business requirements for the next twelve months; movements in commodity prices not impacting the value of any financial instruments; estimated production rates for gold, silver and other metals produced by the Company; the estimated cost of sustaining capital; availability of sufficient financing; receipt of regulatory approvals; the timing of studies, announcements, and analysis; the timing of construction and development of proposed mines and process facilities; ongoing or future development plans and capital replacement; estimates of expected or anticipated economic returns from the Company’s mining projects, including future sales of metals, concentrate or other products produced by the Company and the timing thereof; the Company’s plans and expectations for its properties and operations; and all other timing, exploration, development, operational, financial, budgetary, economic, legal, social, environmental, regulatory, and political matters that may influence or be influenced by future events or conditions.
Such forward-looking information and statements are based on a number of material factors and assumptions, including, but not limited to, timing, exploration, development, operational, financial, budgetary, economic, legal, social, geopolitical, regulatory and political factors that may influence future events or conditions. The above list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements and information, and such statements and information will not be updated to reflect events or circumstances arising after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Risk Factor Summary
The Company is subject to a variety of risks and uncertainties which, if any such risk actually occurs, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow. You should carefully consider the risks presented in this section, together with the information included in other sections of this Annual Report. Such risks are not the only ones faced by the Company and additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect the Company’s business and the effect could be material. The following is a summary of the principal risks faced by the Company, including, but not limited to:
Risks Related to the Çöpler Incident:
•As a result of the Çöpler Incident, the Company is subject to new risks.
Risks Related to the Company’s Operations and Business:
•The Company’s production, development plans and cost estimates may vary and/or not be achieved.
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
•The Company faces intense competition in the mining industry.
•Increased operating and capital costs could affect the Company’s profitability.
•The Company is subject to supply chain disruptions and transportation risks.
•The Company’s operations may be adversely affected by rising energy prices or energy shortages.
•Continuation of the Company’s mining production is dependent on the availability of sufficient water supplies to support our mining operations.
•The Company may be exposed to future development risks.
•Land reclamation, mine closure and remediation requirements and costs may be burdensome and actual environmental and asset retirement obligations may exceed estimates and reserves.
•The Company is subject to information systems security threats and other risks.
•The Company’s joint venture interests are subject to risks.
•The Company’s interest in deferred consideration received from divestitures may not be fully realized.
•Reputation loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations and an impediment to the Company’s overall ability to advance its business and projects.
•The Company’s insurance coverage does not cover all of the Company’s potential losses, liabilities and damages related to its business and certain risks are uninsured and uninsurable.
•The Company is exposed to market and/or counterparty risks related to the sale of its concentrates and metals.
•Public health crises have, and could in the future, adversely affect the Company’s business.
Financial Risks and Risks Related to Our Indebtedness:
•General economic conditions may adversely affect the Company’s growth and profitability.
•The Company may be adversely affected by fluctuations in foreign exchange rates.
•Inflation may have a material adverse effect on results of operations.
•The Company is subject to risks associated with hedging activities.
•Future funding requirements may affect the Company’s business or its ability to develop mineral properties, complete exploration and development programs, pay cash dividends or engage in share repurchase transactions.
•The Company may be unable to generate sufficient cash to fund its operations or service its debt.
•The Company’s indebtedness or lack of liquidity may impair the financial health of the Company.

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
•The Company is subject to extensive permitting requirements.
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
Risks Related to the Çöpler Incident
As a result of the Çöpler Incident we have experienced a number of events as described in Item 1. Business. As a result, we are exposed to a number of new risks, described below, that will have an uncertain and potentially adverse impact on our business, consolidated results of operations, financial position and cash flows, which could be material. In addition, a number of existing risks identified in other sections of this report will be exacerbated as a result of the Çöpler Incident.

Potential losses and liability resulting from the Çöpler Incident could have a material adverse effect on our financial condition, liquidity, cash flows and results of operations.
On February 13, 2024, the Company suspended operations at Çöpler as a result of a significant slip on the heap leach pad. We cannot determine at this time when operations will resume at Çöpler, if at all. The Çöpler Incident is expected to have a significant impact on the Company’s cash flows, liquidity and capital resources. Although the Company currently estimates its existing capital resources and the cash flows generated from its three other mine properties will be sufficient to meet the Company’s ongoing cash flow, capital expenditure and other business requirements for the next twelve months, at a minimum, there are a number of factors that may change the Company’s estimate or that the Company was not able to estimate and, therefore, the Company’s expected cash requirements may increase. These factors include, among other things, the cost of the remediation of the Çöpler site, the potential legal and regulatory obligations and associated fines and penalties that may arise, the extent of third-party liability, the availability and extent of property and liability insurance and the impact of debt covenants and other contractual obligations. If the Company’s estimates of the costs and other expenditures that it will incur in connection with the Çöpler Incident are incorrect or insufficient, it may result in a material adverse effect on Company’s liquidity, cash flow, results of operations and business.
Investigations are being conducted and the remediation is being directed by the Türkiye Government.
The Türkiye governmental authorities have commenced investigations into the Çöpler Incident. The Türkiye government has arrested certain of our employees as part of this investigation. As a result of the investigations, the Company may face, among other things, criminal and/or civil sanction, which may include significant fines, orders for remediation and restitution and loss of permits and/or the ability to operate Çöpler. Although we are cooperating and providing support as requested, the Türkiye government has assumed control and direction of the remediation efforts. As a result, we are not directly involved in assessing the scope of the remediation effort that may be required and the associated costs at this time. At this time, the Türkiye government has revoked Çöpler’s environmental permit and it could decide to revoke or rescind additional permits in connection with this incident. Additionally, the Türkiye government could also rescind or revoke permits associated with our Hod Maden development or otherwise prevent us from completing or participating in the development of Hod Maden. We are cooperating fully with all requests of Türkiye government. We could incur significant costs associated with responding to these investigations. We cannot predict the outcome of these investigations and they could have a material adverse impact on our cash flows, results of operations or financial condition.
The Çöpler Incident may result in environmental contamination of the surrounding area.
The Çöpler Incident may result in environmental damage to the surrounding area. We are assessing whether the Çöpler Incident has had an environmental impact on the areas surrounding the site. If the incident resulted in environmental contamination, we may become financially responsible for the remediation, penalties and liable for claims by affected parties, which could be significant. If we are held responsible for an environmental contamination, that could affect, among other things, our ability to operate in Türkiye, our reputation and our business more generally, and results of operations and financial condition.
The Company’s production, development plans and cost estimates for Çöpler may not be achieved.
The Company has prepared estimates of future production, operating costs and capital costs for Çöpler and the Technical Report Summary for Çöpler contains estimates of future production, development plans, operating and capital costs and other economic and technical estimates. As a result of the Çöpler Incident, the Company may not be able to achieve these estimates during the time frame it has set out, if at all, as the operating and economic assumptions, along with the mineral reserves, mineral resources, cost estimates and other findings contained in such TRS, may no longer be accurate. When more information is available regarding the operations at Çöpler, the TRS may need to be amended, and we are not certain as to when this will occur. The Company cannot estimate at this time when Çöpler will resume operations, which may have a material adverse impact on the Company’s future cash flows, profitability, results of operations and financial condition.
Covenants and events of default in our debt instruments could limit our ability to borrow funds under such instruments and adversely affect our liquidity and such debt instruments allow for acceleration of repayment of our borrowings under certain conditions.
Our Second Amended Credit Agreement and the indenture governing the 2019 Notes (as defined herein) contain a number of covenants and events of default, which may be implicated by the Çöpler Incident. Although we do not believe the Çöpler Incident would be considered a material adverse event under the terms of the Second Amended Credit Agreement or that there has been a violation of any covenant or an event of default, if it was later determined that the Çöpler Incident is a material adverse event or the resulting events triggered a violation of a covenant or an event of default, the lenders under the Second Amended Credit Agreement may be permitted to terminate all commitments to extend credit under the Second Amended Credit Agreement and, if we had outstanding borrowings, to exercise remedies against the collateral pledged to secure the obligations thereunder. As of the date of this report, we do not have any outstanding borrowings under our Second Amended Credit Agreement. The Second Amended Credit Agreement also requires us to maintain specified financial ratios and satisfy other financial tests and make certain representations and warranties whenever we are borrowing under the Second Amended Credit Agreement. Our ability to meet those financial ratios and tests and to be able to make such required representations and warranties may be negatively affected by the Çöpler Incident and we may not be permitted to borrow under the Second Amended Credit Agreement. If our lenders terminate all commitments to extend further credit or restrict our ability to borrow under the Second Amended Credit Agreement, we may not have access to adequate financial resources to fund our business and planned capital expenditures, which may have a material adverse impact on our cash flows, results of operations or financial condition and liquidity position. In addition, our noteholders may choose to assert that the Çöpler Incident has resulted in an event of default or certain other conditions that would permit them to accelerate the repayment of the 2019 Notes, and we may not have sufficient assets to repay that indebtedness. We do not believe that the Çöpler Incident has resulted in any events or conditions that would permit the noteholders to seek to accelerate the 2019 Notes.
We anticipate recording an impairment charge with respect to our Çöpler property as a result of the Çöpler Incident, which impairment charge may be significant.
Our long-lived assets, which include our mine properties, are subject to periodic testing for impairment. During the first quarter of 2024, we anticipate recording an impairment charge for specific assets as a result of the Çöpler Incident and may be required to record further impairment charges based on erosion of cash flows from the Çöpler property, which may be significant. Although this charge would be non-cash, it may have a material adverse effect on our reported results of operations.
Responding to the Çöpler Incident, including the rescue and remediation effort will require significant management attention.
The health, safety, and well-being of our employees, contractors, and their families following the Çöpler Incident and responding to inquiries from the government of Türkiye has been the focus and priority of the management team. We expect that increasingly our management team will be focused on the remediation effort and responding to the legal and other claims to which we will likely become subject. This will require substantial management time and attention, which may divert management from overseeing the operations of the Company’s other mines and focusing on developing our overall strategy following this significant event for our Company.
The Çöpler Incident has resulted in, and may result in further, serious injury or loss of life to our employees or contractors.
At this time, nine workers remain unaccounted for as a result of the Çöpler Incident. Although rescue and recovery efforts are ongoing, we have no assurance that we will locate our team members. If the Çöpler Incident causes additional serious injuries or loss of life to our employees, contractors or other third parties, we will be exposed to significant additional liability, reputational harm and, possibly, legal sanction.
The Company’s access to capital in a timely manner and on acceptable terms may be negatively impacted by the Çöpler Incident.
Although we currently do not believe that we will need to seek external sources of funding to operate our business, fund the remediation of the Çöpler Incident and support the additional costs and other liabilities that could arise over the next 12 months, the Çöpler Incident may negatively impact our access to capital through available sources of debt and equity financings in a timely manner and on acceptable terms. Additionally, to the extent we are put on a “watch” or our credit rating is downgraded by one or more rating agencies our access to capital will be further impacted. If our current expectations regarding our need for external sources of financing are inaccurate and we are unable to access external sources of financing for our business, the remediation of the Çöpler Incident and the associated costs and potential liabilities, our financial condition, liquidity, cash flows and results of operations may be adversely impacted.
The Company’s insurance coverage may not cover all of the Company’s potential losses, liabilities and damages related to Çöpler Incident.
Although the Company is not aware of any lawsuits or claims filed against the Company or its joint venture partners or other parties related to Çöpler Incident, it is possible that the Çöpler Incident could result in significant claims for damages, including, potentially, claims for loss of life and property or environmental damage, or securities losses. We have no ability to estimate the timing, extent or the significance of any of these claims. Therefore, these events could materially affect the Company’s business, reputation, financial condition and results of operations. If the Company is held responsible for loss of life, environmental and other property damage caused by the Çöpler Incident, it could have a material impact on the Company’s financial condition, liquidity, cash flows and results of operations. The Company has insurance coverage for third party claims, but the aggregate losses associated with the Çöpler Incident could significantly exceed the amount of available insurance coverage. The Company is incurring legal and consulting fees to manage potential lawsuits and financial implications related to the Çöpler Incident, and those amounts are likely to be material, and are in addition to the claims for damages, which could be significant.
The Company’s share price may continue to be volatile.
As a result of the Çöpler Incident, our share price has experienced a significant decline on both Nasdaq and the TSX and the average trading volume increased significantly immediately following the Çöpler Incident but has subsequently stabilized. It is likely that our share price will continue to be volatile as a result of decreased investor confidence in the Company and the release of new information about the Çöpler Incident or the Company, including, among other things, reports about our employees or other individuals affected by the Çöpler Incident, actions taken by the Türkiye government, lawsuits or claims filed against us, or financial implications arising from the incident. Additionally, media reports and social media stories, whether or not substantiated, could have an impact on our share price. These factors could subject the market price of our common shares to price fluctuations regardless of our underlying operating performance. As a result, our share price may continue to be volatile.
Risks Related to the Company’s Operations and Business
The Company’s production, development plans and cost estimates may vary and/or not be achieved.
The Company has prepared estimates of future production, operating costs and capital costs for its Çöpler, Marigold, Seabee and Puna operating mines, and the Company’s technical studies and reports for the Company’s operating mines and other projects, as may be amended or updated from time to time, contain estimates of future production, development plans, operating and capital costs and other economic and technical estimates relating to these projects. These estimates are based on a variety of factors and assumptions and there is no assurance that such production, plans, costs or other estimates will be achieved. Actual production, costs and financial returns may vary significantly from the estimates depending on a variety of factors, many of which are not within the Company’s control. For example, on February 13, 2024, the Company suspended operations at Çöpler as a result of the Çöpler Incident and the Company is unable to reasonably estimate the impact of the Çöpler Incident on the financial position, results of operations and cash flows at this time. These factors primarily include, but are not limited to: actual ore mined varying from estimates of grade, tonnage, dilution, metallurgical and other characteristics; short-term operating factors, such as the need for sequential development of ore bodies and the processing of new or different ore grades from those planned; mine failures, slope failures, equipment failures or accidents and the exposure for related claims of loss and liabilities; and encountering unusual or unexpected geological conditions. Failure to achieve estimates or material increases in costs could have a material adverse impact on the Company’s future cash flows, profitability, results of operations and financial condition.
Changes in the market prices of gold, silver and other metals, which in the past have fluctuated widely, will affect the Company’s operations.
The Company’s profitability, long-term viability and the economic feasibility of its mineral properties depend, in large part, on the market price of gold, silver, copper, lead and zinc. The market prices for these metals are volatile and are affected by numerous factors beyond the Company’s control, including:
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
•increased import and export taxes;
•inflation and/or expectations for inflation;
•other political and economic conditions, including interest rates and currency values; and
•changing investor or consumer sentiment, including in connection with transition to a low-carbon economy, investor interest in crypto currencies and other investment alternatives and other factors
The Company cannot predict the effect of these factors on metal prices. For example, average gold prices for 2023 were $1,943 per ounce (2022: $1,800; 2021: $1,799), average silver prices for 2023 were $23.39 per ounce (2022: $21.73; 2021: $22.92), average lead prices for 2023 were $0.99 per pound (2022: $0.91; 2021: $1.04) and average zinc prices for 2023 were $0.92 per pound (2022: $1.60; 2021: $1.27). Any decline in our realized prices adversely impacts our revenues, net income and operating cash flows.
In addition, a decrease in the market price of gold, silver and other metals would affect the profitability of Çöpler, Marigold, Seabee and Puna and could affect the Company’s ability to finance the exploration and development of any of the Company’s other mineral properties. The market price of gold, silver and other metals may not remain at current levels. In particular, an increase in worldwide supply, and consequential downward pressure on prices, may result over the longer term from increased gold or silver production from mines developed or expanded as a result of current metal price levels.
The Company’s estimates of mineral reserves and mineral resources are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.
There are numerous uncertainties inherent in estimating mineral reserves and grades of mineralization, including many factors beyond the Company’s control. In making determinations about whether to advance any of the Company’s projects to development or to mine existing mineral reserves, the Company must rely upon estimated calculations as to the mineral reserves and grades of mineralization on its properties. Until ore is actually mined and processed, mineral reserves and grades of mineralization must be considered as estimates only. These estimates are imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling, which may prove to be unreliable. The Company cannot assure that mineral reserves, mineral resources or other mineralization estimates will be accurate, or that mineralization can be mined or processed profitably. Actual operating and capital cost and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phases of exploration until commencement of production, during which time, the economic feasibility of production may change.
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
Any material reductions in estimates of mineralization, or of the Company’s ability to extract this mineralization, including estimates made in the technical report summaries for the Company’s operating properties and additional projects, could have a material adverse effect on the Company’s results of operations or financial condition. There is no assurance that mineral recovery rates achieved in small scale tests will be duplicated in large scale tests under on-site conditions or in production scale. If our reserve estimations are required to be revised using significantly lower gold, silver, copper, zinc, lead and other metal prices as a result of a decrease in commodity prices, increases in operating costs, reductions in metallurgical recovery or other modifying factors, this could result in material write-downs of our investment in mining properties or increased amortization, reclamation and closure charges.

Additionally, the Company is required to comply with the disclosure standards under Regulation S-K Subpart 1300 (“S-K 1300”) of the U.S. securities laws. The provisions of this disclosure standard are intended to align with those used in the other major mining regulatory jurisdictions, however certain provisions of the disclosure standards may be more restrictive and/or prescriptive, or require a presentation of different information, than those used in other regulatory jurisdictions. Such variation may result in disclosures by the Company that differ, potentially materially, from those of our competitors and non-U.S. joint-venture partner.
The Company may be unable to replace its mineral reserves or acquire additional commercially mineable mineral rights.
The Company must continually replace its depleted mineral reserves to maintain production levels over the long term. Mineral reserves can be replaced by expanding known ore bodies, locating new deposits or making acquisitions. There is a risk that depletion of the Company’s mineral reserves will not be offset by discoveries or acquisitions. The Company’s mineral base may decline if mineral reserves are mined without adequate replacement and the Company may not be able to sustain production beyond the current mine lives, based on current production rates. If, as a result of the Çöpler Incident, the Company is unable to resume operations at Çöpler in a timely manner or at all, the Company may consider acquisitions to replace the mineral reserves associated with Çöpler. The Company may not have adequate financial resources or otherwise be able to fund any such acquisition as a result of a number of factors, including the Çöpler Incident, and/or any such acquisition may not replace the mineral reserves associated with Çöpler. If the Company’s mineral reserves are not replaced either by the development of additional mineral reserves and/or additions to mineral reserves, there may be an adverse impact on the Company’s future cash flows, earnings, results of operations and financial condition, and this may be compounded by requirements to expend funds for reclamation and decommissioning.
The Company’s future growth and productivity will also depend, in part, on its ability to identify and acquire additional commercially mineable mineral rights, and on the costs and results of continued exploration and potential development programs. Mineral exploration is highly speculative in nature and is frequently non-productive. Most exploration projects do not result in the discovery of commercially mineable ore deposits, and there is no assurance that any anticipated or estimated level of recovery of mineral reserves will be realized or that any identified mineral deposit will ever qualify as a commercially mineable (or viable) orebody that can be legally and economically exploited. Once a site with mineralization is discovered, it may take several years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are also required to establish proven and/or probable mineral reserves and to construct mining and processing facilities. Material changes in mineral reserves, grades, stripping ratios or recovery rates may affect the economic viability of any project. As a result, there is no assurance that current or future exploration programs will be successful.
As part of the Company’s business strategy, it has sought and will continue to seek new operating, development and exploration opportunities in the mining industry. The Company may consider, from time to time, the acquisition of ore reserves from third parties. Such acquisitions are typically based on an analysis of a variety of factors including, but not limited to, historical operating results, estimates of and assumptions regarding the extent of ore reserves, the timing of production from such reserves, cash and other operating costs and the Company’s assumptions for future gold, silver, copper, zinc or lead prices or other mineral prices. In connection with any acquisitions, the Company may rely on data and reports prepared by third parties, which may contain information or data that the Company is unable to independently verify or confirm. Other than historical operating results, all of these factors are uncertain and may have an impact on the Company’s revenue, cash flow and other operating issues, as well as contributing to the uncertainties related to the process used to estimate ore reserves.
In pursuit of such opportunities, the Company may fail to select appropriate acquisition candidates or negotiate acceptable arrangements, including arrangements to finance acquisitions or integrate the acquired opportunities into the Company’s existing business. The Company cannot provide assurance that it can complete any acquisition or business arrangement that it pursues, or is pursuing, on favorable terms, if at all, or that any acquisitions or business arrangements completed will ultimately benefit its business. Further, any acquisition the Company makes will require a significant amount of time and attention of the Company’s management, as well as resources that otherwise could be spent on the operation and development of its existing business. In addition, there may be intense competition for the acquisition of ore reserves and/or attractive mining properties. There can be no assurance that the Company will be able to successfully acquire any desired ore reserves or mining properties.
Any future acquisitions would be accompanied by risks, including the quality of the mineral deposit acquired proving to be lower than expected; the difficulty of assimilating the operations and personnel of any acquired companies; the potential disruption of its ongoing business; the inability of management to realize anticipated synergies and maximize its financial and strategic position; the failure to maintain uniform standards, controls, procedures and policies; and the potential for unknown or unanticipated liabilities associated with acquired assets and businesses, including tax, environmental or other liabilities. There can be no assurance that any business or assets acquired in the future will prove to be profitable, that the Company will be able to integrate the acquired businesses or assets successfully or that the Company will identify all potential liabilities during due diligence. Any of these factors could have a material adverse effect on its business, expansion, results of operations and financial condition.
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
Increased operating and capital costs could affect the Company’s profitability.
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
We could have significant increases in capital and operating costs over the next several years in connection with the development of new projects and in the sustaining and/or expansion of existing mining and processing operations. In addition, it is expected that the Company will incur significant costs related to remediation of the Çöpler Incident and be exposed to significant claims for loss and damage, which may not be covered by insurance. Costs associated with capital expenditures may increase in the future as a result of factors beyond our control. Increased capital expenditures may have an adverse effect on the profitability of and cash flow generated from existing operations, as well as the economic returns anticipated from new projects.
The Company is subject to supply chain disruptions and transportation risks.
The Company’s ability to mine, process and sell products is critical to our operations. The Company’s operations depend on the continued availability and delivery of supplies of consumables, including diesel, tires, sodium cyanide and reagents, and capital items to operate efficiently. In addition to consumables, continuous supplies of energy, water, equipment and labor are critical to the Company’s operations, the costs of which are subject to worldwide supply and demand as well as other factors beyond the Company’s control. Supply chain disruptions, power outages, labor disputes and/or strikes, geopolitical activity, health emergencies in the regions where we operate, weather events and natural disasters could seriously harm the Company’s operations as well as the operations of the Company’s customers and suppliers. Further, the Company’s suppliers may experience capacity limitations in their own operations or may elect to reduce or eliminate certain product lines, all of which is beyond the Company’s control but could have a material adverse effect on the Company’s operations and revenue.
Likewise, disruptions in the transportation and delivery of consumables and other products may impact our ability to sell our own products and deliver them to our customers on time. Transportation of any good is subject to numerous risks including, but not limited to, roadblocks, terrorism, interruption by domesticated and non-domesticated herding animals, theft, weather conditions, environmental liabilities in the event of an accident or spill, inability to transport oversized loads, personal injury and loss of life. In addition, the costs of transporting materials and products through our chain of sourcing and production may increase, and such increases could be significant. If the Company experiences prolonged disruption to the delivery of such consumables, the Company’s production efficiency and ability to effectively complete capital projects requiring such deliveries may be reduced. Separately, if the seasonal ice road becomes unusable or unavailable for any reason, the Company may incur significant costs to arrange alternative transportation, if such alternative transportation is even available or possible. There can be no assurance that these transportation risks will not have an adverse effect on any site, particularly Seabee, and therefore on the Company’s profitability.
Failure to take adequate steps to mitigate the likelihood or potential impact of such disruptions, or to effectively manage such disruptions if they occur, could adversely affect our business and results of operations, as well as require additional resources to restore our global supply chain. To address these risks, generally, the Company seeks to have many sources of supply for key materials in order to avoid significant dependence on any one or a few suppliers, however, prices charged for such key materials by suppliers may differ substantially and obtaining key materials from different suppliers may impact the Company’s costs. Although there can be no assurance that such mitigation efforts will prevent future difficulty in obtaining sufficient and timely delivery of certain materials, the Company believes it has adequate programs to ensure a reliable supply of key materials.
The Company’s operations may be adversely affected by rising energy prices or energy shortages.
Our mining operations and development projects require significant amounts of energy, including purchased electricity, diesel fuel, natural gas, propane and coal. Increasing global demand for energy, concerns about nuclear power and the limited growth of new energy sources are affecting the price and supply of energy. A variety of factors, including higher energy usage in emerging market economies, actual and proposed taxation of carbon emissions as well as concerns surrounding continued and new unrest and conflict in the Middle East and Ukraine, could result in increased demand or limited supply of energy and/or sharply escalating prices. Additionally, changes in energy laws and regulations in various jurisdictions may impact energy dispatch rules and the ability to access energy and sell excess energy. Limitations on energy supply and increased energy prices could negatively impact our operating costs and cash flow.
Some of our operations are in remote locations requiring long distance transmission of power, and in some locations, we compete with other companies for access to third party power generators or electrical supply networks. A disruption in the transmission of energy, increased competition for energy with other entities, inadequate energy transmission infrastructure or the termination of any of our energy supply contracts could interrupt our energy supply and adversely affect our operations.
Continuation of the Company’s mining production is dependent on the availability of sufficient water supplies to support our mining operations.
The Company recognizes the right to clean, safe water and that reliable water supplies are vital for hygiene, sanitation, livelihoods and the health of the environment. Across the globe, water is a shared and regulated resource. Water is also critical to the Company’s business, and the increasing pressure on water resources requires us to consider both current and future conditions in our water management approach. SSR Mining operates in areas where watersheds are under stress with limited supply, increasing population and water demand that impact water in various forms. The Company’s management of water-related risks targets the specific areas of operation, as well as considering the physical environment and social and regulatory context. Although each of the Company’s operations currently has sufficient water rights, claims and contracts to cover its operational demands, the potential outcome of pending or future legal proceedings or community negotiations relating to water rights, claims, contracts and uses is unknown and unpredictable. Further, laws and regulations may be introduced in certain operational jurisdictions, which could limit the Company’s access to sufficient water resources. Water shortages and excess water may result from weather or environmental changes and climate impacts out of the Company’s control. While the Company has considered and incorporated systems to address the impact of the dry season and climate change as part of its operating plans, there is no assurance that those systems will be sufficient to address all shortages in water supply. Any interruption, or shortage of water supplies and even excess water, could require the Company to curtail or shut down mining production and could prevent the Company from pursuing expansion opportunities, resulting in production and processing delays or stoppages.
The Company may be exposed to future development risks.
Any adverse condition affecting mining or processing conditions at a Company property could have a material adverse effect on the Company’s financial performance and results of operations. The future development of any other properties found to be economically feasible and approved by the Company’s Board of Directors will require the construction and operation of mines, processing plants and related infrastructure. As a result, the Company is and will continue to be subject to all of the risks associated with establishing new mining operations, including:
•the availability and cost of skilled labor, and mining and processing equipment;

•the availability and cost of appropriate smelting and refining arrangements;
•securing long-term access agreements required to develop and operate a mine;
•the need to obtain and retain necessary environmental and other governmental approvals and permits and the timing of the receipt of those approvals and permits and the risk of rescission or revocation of necessary approval and permits;
•potential opposition from governmental or non-governmental organizations, environmental groups or local community groups which may delay or prevent development activities;
•potential for labor unrest or other labor disturbances;
•potential increases in cost structures due to changes in input costs including the cost of fuel, power, materials and supplies and fluctuations in currency exchange rates;
•the timing and cost, which may be considerable, of the construction and expansion of mining, processing and tailings management facilities;
•changes in tonnage, grades and metallurgical characteristics of ore to be mined and processed;
•the quality of the data on which engineering assumptions were made;
•adverse geotechnical conditions or unanticipated changes in surface conditions;
•changes in tax laws, the laws and/or regulations around royalties and other taxes due to the regional and national governments and royalty agreements;
•weather or severe climate impacts, including, without limitation, prolonged or unexpected precipitation, drought and/or sub-zero temperatures; and
•potential delays and restrictions in connection with health and safety issues, including pandemics and other infectious diseases.
The costs, timing and complexities of operating the Company’s existing operations and constructing and developing the Company’s other projects may be greater than the Company anticipates. The majority of the Company’s established and development property interests are not located in developed areas and, as a result, the Company’s property interests may not be served by appropriate road access, water and power supply and other support infrastructure. Cost estimates may also increase as more detailed engineering work is completed on a project. As a result of the Çöpler Incident, the Company’s exposure to certain of these risks related to the Çöpler property and its planned development of Hod Maden have increased.
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
The laws and regulations governing mine closure and reclamation in a particular jurisdiction are subject to review at any time and may be amended to impose additional requirements and conditions. Any additional obligations may cause our provisions for environmental liabilities to be underestimated and could materially affect our financial position or results of operations. In addition, regulators are increasingly requesting security in the form of cash collateral, credit, trust arrangements or guarantees to secure the performance of environmental obligations, which could have an adverse effect on our financial position. For a more detailed description of potential environmental liabilities, see the discussion in Environmental Matters in Notes 6 and 23 to the Consolidated Financial Statements.
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
The Company’s operations depend, in part, on how well the Company, its suppliers and third-party service providers protect networks, equipment, information technology (“IT”) systems and software upon which the Company relies against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, terrorism, fire, power loss, hacking, computer viruses, cyberattack, vandalism and theft. Cybersecurity risk is increasingly difficult to identify and quantify and cannot be fully mitigated because of the rapidly evolving nature of the threats, targets and consequences. Additionally, unauthorized parties may attempt to gain access to these systems or our information through fraud or other means of deceiving our third-party service providers, employees or vendors.

Given the unpredictability of the timing, nature and scope of cybersecurity attacks or other IT disruptions, it is difficult to predict how such disruptions may impact our business. However, cybersecurity attacks or IT disruptions result in, among other things, production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks, financial losses from remedial actions and reputational harm. Outages in our operational technology may affect operations related to health and safety and could result in putting lives at risk of harm or death. In addition, as technologies evolve and cybersecurity attacks continue to become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm, which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. We review our cybersecurity controls against actual and current industry threats and partner with security vendors to assist with protecting our network and data resources through activities such as penetration and vulnerability testing, assessments against current cybersecurity standards, and leveraging industry recommendations from both independent vendors as well as industry partners. Such efforts may incur significant costs and yet prove insufficient to deter future cybersecurity attacks or prevent all security breaches.
The Company’s operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as preemptive expenses to mitigate the risks of failures, any of which could result in information system failures, delays and/or increase in capital and operating expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact the Company’s reputation and results of operations.
The Company’s joint venture interests are subject to risks.
The Company has joint venture arrangements in respect of certain of its properties. Although the Company expects relations with its joint venture and strategic partners to remain positive, contractual or other disputes may arise that may have a material adverse effect on the Company’s financial condition or its ability to develop and operate its assets. Furthermore, the Company has inherently less control when it is not the operator of a project subject to a joint venture agreement, even if the Company has a controlling interest under a joint venture agreement. In such instances, the contractual terms of the agreement may limit the Company’s ability to influence the operation of the project.
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
Reputation loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations and an impediment to the Company’s overall ability to advance its business or projects.
Damage to the Company’s reputation can be the result of the actual or perceived occurrence of any number of events, and could include negative publicity. The increased use of social media and other web-based tools to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views regarding the Company and its activities, whether true or not. For example, as a result of the Çöpler Incident, we are observing increased negative media and social media attention directed at our Company and our operations in Türkiye, which we expect to continue.
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
The Company does not ultimately have direct control over how it is perceived by others and there is no assurance that the Company would be able to reverse any negative perceptions. Fabricated and fraudulent news articles may be misinterpreted as true and may lead to increased public scrutiny on the Company. Such increased public scrutiny may also lead to increased governmental or regulatory scrutiny, whether deserved or not, leading to potential reputational damage to the Company. Reputational damage, real or perceived, could have a material adverse impact on the Company’s financial performance, financial condition, cash flows and growth prospects, including its ability to recruit employees from local communities and secure or retain the support of local communities and local and national governments. In certain of the regions where we have operating mines, we have been, and could be in the future, targeted by negative publicity campaigns by individuals or groups that may not favor our presence or the existence of our mine. These campaigns can have a negative impact on the morale of our employees and create retention and recruitment issues. These campaigns could have an impact on the local community’s acceptance of our presence and ability to operate, which can have a meaningful impact on the local and national government’s willingness to allow us to continue to operate. Additionally, these campaigns can have an impact on our ability to recruit contractors and on our relationships with our customers and suppliers.
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
As described above with respect to the Çöpler Incident, although the Company maintains insurance to protect against certain risks in such amounts as it considers reasonable, the Company’s insurance will not cover all of the potential risks associated with a mining company’s operations. The Company may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as loss of title to mineral property, environmental pollution, or other hazards as a result of exploration and production is not generally available to the Company or to other companies in the mining industry on acceptable terms. The Company might also become subject to liability for pollution or other hazards which may not be insured against or which it may elect not to insure against because of premium costs or other reasons. Losses from these events may cause the Company to incur significant costs that could have a material adverse effect upon its financial performance and results of operations.
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
Public health crises have, and could in the future, adversely affect the Company’s business.
An epidemic or pandemic may result in restrictions, orders, protocols and shutdowns that could negatively impact the Company’s operations. For example, the global response to the COVID-19 pandemic led to significant restrictions on travel, temporary business closures, quarantines, stock market volatility, supplier and vendor uncertainty and a general reduction in global consumer activity. COVID-19 caused operational shut downs at the Company’s properties in 2020 and exposed the Company to many of the risks described in this report, including operational and supply chain delays and disruptions, labor shortages, social unrest, breach of material contracts and customer agreements, increased insurance premiums and/or taxes, increased supplier and contractor expenses, decreased demand or the inability to sell and deliver precious metals, declines in the price of precious metals, delays in permitting or approvals, governmental disruptions, international economic and political conditions, international or regional consumptive patterns, expectations on inflation or deflation, interest rates, capital markets volatility, or other unknown but potentially significant impacts, including the possibility of a significant protracted economic downturn, including a global recession.
In response to a public health crisis, governments may introduce new, or modify existing, laws, regulations, decrees or other orders, all of which could impact the Company’s suppliers, local communities, customers, and other stakeholders and negatively impact our business. There is no assurance that the operations at any or all of the Company’s mines will not be the subject of new or additional restrictions, protocols, suspensions or closures, in whole or in part, in the future, which could have a material adverse effect on the Company’s business. Additionally, it is difficult to predict the long-term impact on the local economies where the Company’s properties are located or the global economy as a results of an epidemic or pandemic, which could in turn materially adversely affect our operations, financial results and/or liquidity position. In particular, slowed or delayed government processes, including permitting, could have a negative impact on the growth of our business.
Financial Risks and Risks Related to Our Indebtedness
General economic conditions may adversely affect the Company’s growth and profitability.
Market events and conditions, including the disruptions in the international credit markets and other financial systems, recession or fears of recession, along with political instability and fluctuation of currency rates may result in volatility. These conditions have, at times, caused a loss of confidence in global credit markets, resulting in the collapse of, and/or government intervention in, banks and investment banks, financial institutions and insurers, and other financial institutions, and creating a climate of greater volatility, tighter regulations, less liquidity, widening credit spreads, less price transparency, increased credit losses and tighter credit conditions. Notwithstanding any potential actions by governments, concerns about the condition of the capital markets, financial instruments, and financial institutions may cause the broader credit markets to be volatile and interest rates to fluctuate. These events may result in limitations on the availability of credit, impact general financial market liquidity, and decrease investor confidence, all of which may adversely affect the Company’s business. In addition, an increase in price levels generally, or in price levels in a particular sector, could result in a shift in demand for metals and changes to commodity prices, which could adversely affect our revenues and, at the same time, increase our costs.
The Company may be adversely affected by fluctuations in foreign exchange rates.
The Company maintains its cash and cash equivalents primarily in USD. The Company’s revenues are in USD, while certain of the Company’s costs will be incurred in other currencies. Any appreciation in the currencies of Türkiye, Canada, Argentina, or any other country in which the Company carries out exploration or development activities against the USD may increase the Company’s costs of carrying on operations in such countries. In addition, any fluctuation in the exchange rate of the TRY, CAD, ARS, or the currency of any other country in which the Company operates, against the USD could result in a loss on the Company’s books to the extent the Company holds funds or net monetary or non-monetary assets denominated in those currencies, and any fluctuations of currency prices generally may result in volatility.
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
Certain of the Company’s operations are located in countries that have in the past and are currently experiencing high rates of inflation. It is possible that in the future, high inflation in the countries in which we operate may result in an increase in operational costs in local currencies (without a concurrent devaluation of the local currency of operations against the dollar or an increase in the dollar price of gold, silver, copper, zinc or lead). Maintaining operating costs in currencies subject to significant inflation could expose us to risks relating to devaluation and high domestic inflation. Country-specific inflation rates are often volatile and unpredictable, and global inflation rates have risen consistently in recent years as a result of numerous global economic factors. Significant increases in inflation may significantly impact applicable currencies and precipitate governmental efforts to offset inflation impacts and restore the value of the lira, including lowering central bank interest rates. Significantly higher and sustained rates of inflation, with subsequent increases in operational costs, could result in the deferral or closure of projects and mines in the event that operating costs become prohibitive. This could have a material adverse effect on our business, financial position and results of operations.
The Company may be subject to risks associated with hedging activities.
Precious metals prices, foreign currency rates, and costs of materials and consumables associated with exploration, development and mining activities are subject to frequent, unpredictable and substantial volatility which is beyond the Company’s control. The Company may engage in various hedging activities consistent with its hedging standards. Hedging activities are intended to mitigate exposure to fluctuations in foreign currencies, materials and consumables. Certain precious metals hedging strategies may protect a company against lower prices, but they may also limit the price that can be realized on precious metal that is subject to forward sales and call options where the market price of gold exceeds the gold price in a forward sale or call option contract. Similarly, hedges of foreign currencies, materials and consumables may protect a company against adverse currency variances and rising costs but may result in losses if currency rates and costs move counter to a company’s hedge position. Hedging activities may be uneconomic due to numerous factors and no assurances can be made that hedging will effectively mitigate risks as intended.
Future funding requirements may affect the Company’s business or its ability to develop mineral properties, complete exploration and development programs, pay cash dividends or engage in share repurchase transactions.
Potential future investments, including projects in the Company’s project pipeline, acquisitions and other investments, will require significant funds for capital expenditures. The continuation of production, development and exploration activities, if any, will depend on the Company’s ability to generate sufficient operating cash flows from its mining operations and to obtain additional external financing where necessary. As a result of the Çöpler Incident we may be restricted in our ability to make such future investments. In particular, we may be required to divert available cash or cash flows from our three other mines to fund the remediation at Çöpler or to pay claims made against us. This could have an impact on the planned capital expenditures at each of our operating mines and it may impact our overall development plan for Hod Maden.
Depending on gold, silver, copper, zinc and lead prices, the Company’s operating cash flow may not be sufficient to meet all of these expenditures, depending on the timing of development and other projects. As a result, new sources of capital may be needed to fund investments, ongoing business activities, construction and operation of potential future projects and exploration projects. The Company’s ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold, silver, copper, zinc and lead prices as well as the Company’s operational performance, current cash flow and debt position, among other factors. Failure to obtain sufficient financing could result in the delay or indefinite postponement of exploration, development or production on any or all of its projects. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable. Alternatively, the Company may determine that it may be necessary or preferable to issue additional equity or other securities, defer projects or sell assets in the future to meet the Company’s capital needs.
U.S. and global markets have, from time to time, experienced significant dislocations and liquidity disruptions impacting volatility and pricing in the capital markets. Additional financing may not be commercially available when needed or, if available, the terms of such financing may not be favorable to us and, if raised by offering equity securities, any additional financing may involve substantial dilution to existing shareholders. In the event of lower gold, silver, copper, zinc or lead prices, unanticipated operating or financial challenges, or new funding limitations, the Company’s ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities, retire or service all outstanding debt, repurchase shares and pay dividends could be significantly constrained. In addition, the Company’s joint venture partners may not have sufficient funds or borrowing ability to make their expected capital commitments to such joint ventures. In the case that such joint venture partners do not make their economic commitments, the Company may be prevented from pursuing certain development opportunities or may assume additional financial obligations, which may require new sources of capital.
As described above, as a result of the Çöpler Incident, it may be more challenging for the Company to obtain new sources of debt or equity capital to fund investments, ongoing business activities, construction and operation of potential future projects and exploration projects.

The Company may be unable to generate sufficient cash to fund its operations or service its debt.
The Company’s ability to make scheduled payments or to refinance debt obligations and to fund planned capital expenditures and other ongoing liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There can be no assurance that the Company’s business will generate sufficient cash flow from operations, or that borrowings will be available to us, to pay the principal, premium, if any, and interest on our debt or to fund our other liquidity needs. Additionally, as a result of the suspension of operations at Çöpler and the uncertainty when operations will resume, it is possible that our cash flows from operations could be impacted.
If the Company’s cash flows and capital resources are insufficient to fund its operational needs and debt service obligations, it could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance its indebtedness. The Company may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternatives may not allow it to meet its operational needs and scheduled debt service obligations.
Additionally, the terms of the Company’s debt may require the Company to satisfy various affirmative and negative covenants and to meet certain financial ratios and tests. These covenants limit, among other things, the Company’s ability to incur further indebtedness if doing so would cause it to fail to meet certain financial covenants, create certain liens on assets or engage in certain types of transactions. Although these covenants do not currently restrict the Company’s ability to conduct its business, there can be no assurances that the Company will continue to satisfy these covenants, that such covenants will not limit its ability to respond to changes in its business or competitive activities in the future, or the Company will not be restricted from engaging in future mergers, acquisitions or dispositions of assets which may be beneficial to the Company. Furthermore, a breach of these covenants, including a failure to meet the financial tests or ratios, would likely result in an event of default under the associated debt instrument unless the Company can obtain a waiver or consent in respect of any such breach. There can be no assurance that such waiver or consent would be granted. In the event of any default, the applicable lenders could elect to declare all outstanding borrowings, together with accrued and unpaid interest, fees and other amounts due, to be immediately due and payable, which may have a material adverse impact on the Company’s business, profitability or financial condition, or inhibit the Company’s ability to further its exploration and development activities. See Note 20 to the Consolidated Financial Statements for further information.
The Company’s indebtedness or lack of liquidity may impair the financial health of the Company.
The Company’s level of debt and associated debt service obligations may have adverse effects on our business, financial condition, cash flows or results of operations, including:
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
Additionally, the terms of the Company’s existing indebtedness, from time to time, may restrict the Company’s ability to dispose of assets and use the proceeds from those dispositions and may also restrict its ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. The Company may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
The Company may need to refinance all or a portion of its debt on or before maturity, but there is no assurance that the Company will be able to refinance any debt on commercially reasonable terms, or at all. The Company’s ability to restructure or refinance its debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of the Company’s debt could be at higher interest rates and may require the Company to comply with more onerous covenants, which could further restrict business operations.
The Company and its subsidiaries may incur substantial additional indebtedness in the future. If new debt is added to the Company and/or its subsidiaries’ existing debt levels, the existing risks associated with the Company’s aggregate debt would necessarily increase. Any failure to make payments of interest and principal on existing debt on a timely basis, or any other default under the terms of an outstanding debt instrument, would likely result in a reduction of the Company’s credit rating, which could harm our ability to incur additional debt.
Risks Related to Our Industry and the Jurisdictions in Which We Operate
Mining is inherently risky and subject to conditions and events beyond the Company’s control.
The development and operation of a mine or mine property is inherently risky and involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome, including:
•unusual or unexpected geological formations or movements;
•metallurgical and other processing problems;
•shortages in materials or equipment and energy and electrical power supply interruptions or rationing;
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
•failure of mining pit slopes, tailings dam walls and/or heap leach facilities;
•periodic interruptions due to inclement or hazardous weather conditions;
•flooding, explosions, fire, rockbursts, cave-ins and landslides;
•seismic activity;
•changes to legal and regulatory requirements;
•security incidents, including activities of illegal or artisanal miners, gold bullion or concentrate theft, including in transport, corruption and fraud;

•mechanical equipment and facility performance problems;
•failure of unproven or evolving technologies or loss of information integrity or data; and
•the availability of materials and equipment.
We have experienced certain of these conditions and events with the occurrence of the Çöpler Incident.
The impact or magnitude of these risks may not be immediately identifiable or quantifiable, and liabilities may arise at any time, including, but not limited to, fines, monetary damages or settlement costs or liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations. Additionally, these risks could result in damage to, or destruction of, mineral properties, production facilities or other properties, environmental damage, delays in mining, increased cost of sales, asset write downs, monetary losses and possible legal liability, sanctions or penalties, occupational illness or health issues, personnel injury or death, and loss of life, and/or facility and workforce evacuation, such as what we are or may experience as a result of the Çöpler Incident. The Company may not be able to obtain insurance to cover these risks at economically feasible premiums, or at all. The Company may suffer a material adverse effect on its business if it incurs losses related to any significant events that are not covered by the Company’s insurance policies.
Additionally, the Company’s operations, particularly those operations located outside of North America, are exposed to various levels of safety and security risks which could result in injury or death, damage to property, work stoppages, product theft, or blockades of the Company’s mining operations and projects. Risks and uncertainties vary from region to region and include, but are not limited to, terrorism, hostage taking, local drug gang and/or other gang activities, military and/or governmental repression, labor unrest and war or civil unrest. Local opposition to mine development projects could arise and such opposition may be violent. Additionally, local support to our presence, which can be influenced by the manner in which we operate our mine, address human capital considerations, focus on environmental and sustainability concerns and other factors, may impact our ability to continue to operate in a jurisdiction and could impact our ability to operate in a new jurisdiction. If the Company were to experience resistance or unrest in connection with its mines or projects, it could have a material adverse effect on the Company’s operations, liquidity and profitability. Additionally, to the extent that such risks and uncertainties are directed towards local populations, the Company may not be able to retain sufficient labor forces to maintain the Company’s operations.
Political or economic instability or unexpected regulatory change in the countries where the Company’s mineral properties are located could adversely affect its business.
The Company currently conducts operations in the United States, Türkiye, Canada and Argentina, and has development and exploration assets in the United States, Türkiye, and Canada; as such, the Company is exposed to various levels of economic, political and other risks and uncertainties. These risks and uncertainties vary from country to country and include, but are not limited to: royalties and tax increases or claims by governmental bodies; expropriation or nationalization; employee profit-sharing requirements; foreign exchange controls; restrictions on repatriation of profits; import and export regulations; cancellation or renegotiation of contracts; changing fiscal regimes and uncertain regulatory environments; fluctuations in currency exchange rates; high rates of inflation; changes in royalty and tax regimes, including the elimination of tax exemptions; underdeveloped industrial and economic infrastructure; unenforceability of contractual rights and judgments; loss of social license to operate resulting from a decline in societal support for the industry; loss of critical services such as power and water; and environmental permitting regulations. The occurrence of these various factors and uncertainties cannot be accurately predicted and could adversely affect the Company’s business.
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
Greater scrutiny on multinational companies to contribute to sustainable outcomes in the places where they operate, has led to a proliferation of standards, reporting initiatives and expectations focused on environmental stewardship, social performance, community engagement and transparency. Extractive industries, and mining in particular, have seen significant increases in stakeholder expectations and attention. These businesses are increasingly required to meaningfully engage with impacted stakeholders; to understand, avoid or mitigate negative impacts while optimizing economic development and employment opportunities associated with their operations. The expectation is for companies to recognize the impact their operations can have on the communities in which they operate and develop strategies and identify targets to address the actual or perceived impact to create shared value for shareholders, employees, governments, local communities and host countries. Such expectations tend to be particularly focused on companies whose activities are perceived to have high environmental impacts, like mining companies. Following the Çöpler Incident, we are in discussions with the government of Türkiye, local government officials and impacted community members regarding remediation plans.
Despite the Company’s commitment to on-going engagement with communities and stakeholders, no assurances can be provided that increased stakeholder expectations will not result in interest from activists who seek a more rapid or more significant response to the environmental risks and opportunities faced by the Company or adverse financial and operational impacts to the business, including, without limitation, operational disruption, increased costs, increased investment obligations and increased taxes and royalties payable to governments. Following the Çöpler Incident, we expect to face pressure to complete comprehensive remediation efforts in the surrounding areas rapidly and there is no assurance that these efforts will satisfy members of the community and other interested stakeholders.
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
Governments in many jurisdictions, including in some parts of Türkiye, Canada, the United States, and Argentina must consult with, or may require the Company to consult with, indigenous peoples with respect to grants of mineral rights and the issuance or amendment of project authorizations and permits, pursuant to various international and national laws, codes, resolutions, conventions and guidelines, such as the International Labour Organization Convention 169. Consultation and other rights of indigenous peoples may require accommodation including undertakings regarding employment, royalty payments and other matters. This may affect the Company’s ability to acquire effective mineral titles, permits or licenses in these jurisdictions within a reasonable time, and may affect the timetable and costs of development and operation of the Company’s mineral properties in these jurisdictions. In addition, the risk of unforeseen title claims by indigenous peoples could affect existing operations and development projects. These legal requirements may also affect the Company’s ability to expand or transfer existing operations or to develop new projects.
Civil disobedience in certain of the countries where the Company’s mineral properties are located could adversely affect its business.
Acts of civil disobedience are common in certain of the countries where the Company’s properties are located. In recent years, many mining companies have been the targets of actions to restrict their legally granted access to mining concessions or property. The evolving expectations related to human rights, indigenous rights, and environmental protections may result in opposition to our current and future operations, the development of new projects and mines, and exploration activities. Such opposition may take the form of legal or administrative proceedings or manifestations such as protests, roadblocks or other forms of public expression against our activities, any of which may have a negative impact on our local or global reputation and operations. Such acts of civil disobedience often occur with no warning and can result in significant direct and indirect costs and delays in operations. Opposition by community and activist groups to our operations may require modification of, or preclude the operation or development of, our projects and mines or may require us to enter into agreements with such groups or local governments, which may cause increased costs and significant delays to the advancement of our projects. There can be no assurance that the Company will not face disruptions to site access in the future.
The Company and the mining industry face geotechnical challenges, which could adversely impact our production and profitability.
As certain of our mines age, the Company may face geotechnical challenges faced by the mining industry as a whole, including mining deeper pits and more complex deposits, which generally leads to higher pit walls, more complex underground environments and increased exposure to geotechnical instability or failure and hydrological impacts. Unanticipated adverse geotechnical and hydrological conditions may occur at any time. Such conditions are often affected by risks and hazards outside of our control, such as severe weather and considerable rainfall, which may lead to periodic floods, mudslides, wall or slope instability and seismic activity, which may result in slippage of material. Such events may not be detected in advance.
In addition, SSR Mining has operational and closed tailings impoundments in a variety of climatic and topographic settings. The failure of tailings dam and storage facilities, slopes or pit walls, heap leach pads, and other impoundments at our mining sites could cause severe, and in some cases catastrophic, property and environmental damage and loss of life. Geotechnical, heap leach or tailings storage facility failures could result in limited or restricted access to mine sites, suspension of operations, government investigations, increased monitoring costs, remediation costs and other impacts, which could result in a material adverse effect on our results of operations and financial position. Recognizing this risk, while SSR Mining continues to review its existing practices, there can be no assurance that these events will not occur.
Risks Related to Our Personnel
Certain of the Company’s directors and/or officers also serve, or may serve, as directors of other companies involved in natural resource exploration and development, and consequently there exists the possibility for these directors and/or officers to be in a position of conflict.
Certain of the Company’s directors and/or officers may have fiduciary and/or contractual obligations to other companies, including companies that are engaged in business activities similar to those intended to be conducted by the Company. Accordingly, such companies may participate in transactions and have obligations that may be in conflict or competition with the Company’s business or acquisition strategy. As a result of such conflict, the Company may not be able to participate in certain transactions, which may have a material adverse effect on the Company’s financial position. To mitigate any such impact, the Company requires all directors and officers to disclose any actual or potential conflicts of interest. Further, any decision made by any of these directors and/or officers involving SSR Mining is required to be made in accordance with their duties and obligations to deal fairly and in good faith with a view to the best interests of SSR Mining and its shareholders.
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
The Company competes with other mining companies to attract and retain key executives and skilled and experienced employees. The Company is dependent on the services of its key executives and other skilled and experienced personnel to focus on advancing its corporate objectives as well as the identification of new opportunities for growth and funding. Due to the size of the Company’s organization, the loss of any of these persons, or the Company’s inability to attract and retain suitable replacements for them or additional highly skilled employees and contractors may have a material adverse effect on its business and financial condition. The negative impacts of the Çöpler Incident, which include, among other things, the pressure on our financial results, the stability of our operations in Türkiye, the impact of our ability to use available cash to fund growth at our producing mines, the reputational damage we may face, legal and/or regulatory exposure, and the significant decline in our share price, may make it increasingly challenging to attract and retain key executives and skilled and experienced employees, and employees generally.
The Company relies on contractors to conduct a significant portion of its operations and construction projects.
A significant portion of the Company’s operations and construction projects in Türkiye and Argentina are currently conducted in part by contractors. As a result, these operations are subject to a number of risks, some of which are outside of the Company’s control, including:
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
In addition, law and regulations relating to the use of contractors may vary in the jurisdictions in which we operate, and changes in legal and regulatory restrictions may also impact our ability to utilize contractors and outsourcing services. The occurrence of one or more of these risks could adversely affect our results of operations and financial position. The negative impacts of the Çöpler Incident may make it increasingly challenging to attract skilled and experienced contractors or employees.
Risks Related to Governmental Regulation and Legal Proceedings
The Company is subject to significant governmental regulations.
The Company’s operations are subject to extensive and complex federal, state, provincial, territorial and local laws and regulations across our operating regions and failure to comply with applicable legal requirements can result in substantial penalties, civil sanctions and, in some cases, criminal sanctions, including the suspension or revocation of permits. U.S. surface and underground mines are continuously inspected by the U.S. Department of Labor Mine Safety and Health Administration (“MSHA”), which inspections often lead to notices of violation under the Federal Mine Safety and Health Act of 1977. Our U.S. mine could be subject to a temporary or extended shutdown as a result of a violation alleged by MSHA. The Company’s mining operations outside of the U.S. are similarly subject to inspection and regulation under applicable jurisdictional laws and regulations. If inspections result in an alleged violation, the Company may be subject to fines, penalties or sanctions and its mining operations could be subject to temporary or extended closures. In addition to potential government restrictions and regulatory fines, penalties or sanctions, the Company’s ability to operate and thus, its results of operations and financial position, could be adversely affected by accidents, injuries, fatalities or events detrimental (or perceived to be detrimental) to the health and safety of our employees, the environment or the communities in which the Company operates.
In addition to existing regulatory requirements, legislation and regulations may be adopted or changed, regulatory procedures, interpretations or enforcement modified, or permit limits reduced at any time, any of which could result in additional exposure to liability, operating expense, capital expenditures or restrictions and delays in the mining, production or development of our properties, lead to the revocation of existing or future exploration or mining rights, or otherwise have an adverse impact on the Company’s results of operations and financial position. Mining accidents and fatalities or toxic waste releases, whether or not at our mines or related to metals mining, may increase the likelihood of additional regulation or changes in law or enhanced regulatory scrutiny. In addition, enforcement or regulatory tools and methods available to regulatory bodies which have not been or have infrequently been used against us or the mining industry to date, may in the future be used more extensively or more consistently.
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
The Company is subject to extensive permitting requirements.
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
The Company’s ability to obtain the required permits and approvals to explore for, develop and operate mines and to successfully operate near communities in the jurisdictions in which we operate depends in part on our ability to develop, operate and close mines in a manner that is consistent with the creation of social and economic benefits in the surrounding communities, which may or may not be required by law. Our ability to obtain permits and approvals and to operate near certain communities may be adversely impacted by real or perceived detrimental events associated with our activities or those of other mining companies affecting the environment, health and safety of communities in which we operate. Further, certain communities may challenge, or seek to challenge, permits and approvals granted to the Company, including, but not limited to, environmental impact assessments and other operating permits, which may result in temporary or permanent suspension of such permits and approvals or the cessation of Company operations. Any delay or suspension of the Company’s operations as a result of such challenges, whether such challenges have merit, may adversely affect the Company’s business, results of operations or financial condition.
Previously obtained permits and approvals have been and may in the future be suspended or revoked for many reasons, including through government or court action as a result of events on our properties or our actions or perceived actions, or may be adjusted in a manner that adversely affects our operations, including our ability to explore or develop properties, commence production or continue operations. As a result of the Çöpler Incident, there may be increased challenges to our permits for Çöpler or Hod Maden, which could result in the revocation or rescinding of one or more of our permits, or result in our inability to operate the Çöpler mine or continue to pursue the development of Hod Maden. At this time, the Ministry of Environment of Türkiye has revoked the Company’s environmental permit pending further progression of the investigation and remediation efforts. There can be no assurance that other permits, licenses and approvals that are required for the operations of the Company, including any for construction of mining facilities or conduct of mining, will be obtainable or renewable on reasonable terms, or at all. Delays or a failure to obtain such required permits, or the expiry, revocation or failure by the Company to comply with the terms of any such permits that it has obtained, would adversely affect the Company’s business.

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
Our U.S. operations are subject to the Clean Water Act (the “CWA”), which requires permits for certain discharges into waters of the United States. Such permitting has been a frequent subject of litigation and enforcement activity by environmental advocacy groups and the EPA, respectively, which has resulted in declines in such permits or extensive delays in receiving them, as well as the imposition of penalties for permit violations. In 2015, the regulatory definition of “waters of the United States” that are protected by the CWA was expanded by the EPA, thereby imposing significant additional restrictions on waterway discharges and land uses. However, in 2018, implementation of the relevant rule was suspended for two years, and in December 2019 a revised definition that narrows the 2015 version was implemented. Even with the narrowed rule, it is possible that in the future the definition could again be expanded, or states could take action to address a perceived fall-off in protection under the CWA, either of which could increase litigation involving water discharge permits, which may result in delays in, or in some instances preclude, the commencement or continuation of development or production operations. Enforcement actions by the EPA or other federal or state agencies could also result. Adverse outcomes in lawsuits challenging permits or failure to comply with applicable regulations or permits could result in the suspension, denial, or revocation of required permits, or the imposition of penalties, any of which could have a material adverse impact on our cash flows, results of operations, or financial condition.
Some of the mining wastes from our U.S. operations currently are exempt to a limited extent from the extensive set of EPA regulations governing hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). If the EPA were to repeal this exemption, and designate these mining wastes as hazardous under RCRA, we would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste storage or disposal facilities. In addition, if any of these wastes or other substances we release or cause to be released into the environment cause or has caused contamination in or damage to the environment at a U.S. mining facility, that facility could be designated as a “Superfund” site under CERCLA. Under CERCLA, any present owner or operator of a Superfund site or the owner or operator at the time of contamination may be held jointly and severally liable regardless of fault and may be forced to undertake extensive remedial cleanup action or to pay for the cleanup efforts. The owner or operator also may be liable to federal, state and tribal governmental entities for the cost of damages to natural resources, which could be substantial.
Under certain environmental laws, the Company could be held jointly and severally liable for removal or remediation of any hazardous substance contamination at its current, former and future properties, at nearby properties, or at other third-party sites where the Company’s wastes may have migrated or been disposed. The Company could also be held liable for damages to natural resources resulting from hazardous substance contamination. If there is contamination, we could be subject to significant liabilities and held responsible for the remediation. Additionally, environmental laws in some of the countries in which the Company operates require that the Company periodically perform environmental impact studies at the Company’s mines. The Company cannot provide assurance that these studies will not reveal environmental impacts that would require the Company to make significant capital outlays or cause material changes or delays in its intended activities, any of which could adversely affect the Company’s business.
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
Greenhouse gases (“GHG”) are emitted directly by the Company’s operations, as well as by external utilities from which it purchases power. Currently, a number of international and national measures to address or limit GHG emissions, including the Kyoto Protocol, the Copenhagen Accord, Durban Platform and the Paris Agreement, are in various phases of discussion or implementation in the countries in which the Company operates. These, or future, measures could require the Company to reduce its direct GHG emissions or energy use or to incur significant costs for GHG emissions permits or taxes or have these costs or taxes passed on by electricity utilities which supply the Company’s operations. The Company could also incur significant costs associated with capital equipment, GHG monitoring and reporting and other obligations to comply with applicable requirements. Additionally, concerns about potential GHG emissions impacts could manifest themselves in shareholder proposals, preferred purchasing, delays or failures in obtaining or retaining regulatory approvals, lack of market acceptance, continued pressure for and adoption of more stringent regulatory intervention and litigation, including governmental entities and other plaintiffs bringing claims against us for purported damages caused by the alleged effects of climate change. These risks could result in unexpected costs, increase our operating expenses, reduce the demand for our products and result in reputational harm to the Company, which in turn could have an adverse effect on the Company’s business, results of operations and financial condition.
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
Various international and national laws, codes, resolutions, conventions, guidelines and other materials relate to human rights (including rights with respect to health and safety and the environment surrounding the Company’s operations). Many of these materials impose obligations on governments and companies to respect human rights. Some mandate that governments consult with communities surrounding the Company’s projects regarding government actions that may affect local stakeholders, including actions to approve or grant mining rights or permits. The obligations of governments and private parties under the various international and national materials pertaining to human rights continue to evolve and be defined. One or more groups of people may oppose the Company’s current and future operations or further development or new development of its projects or operations. Such opposition may be directed through legal or administrative proceedings or expressed in manifestations such as protests, roadblocks or other forms of public expression against the Company’s activities, and may have a negative impact on its reputation. Opposition by such groups to the Company’s operations may require modification of, or preclude the operation or development of, the Company’s projects or may require it to enter into agreements with such groups or local governments with respect to its projects, in some cases causing considerable delays to the advancement of its projects.
The Company’s mineral properties may be subject to uncertain title.
There can be no assurance that title to the Company’s mineral properties will not be challenged. The Company owns, leases or has under option, unpatented and patented mining claims, mineral claims or concessions which constitute its property holdings. The ownership and validity, or title, of unpatented mining claims and concessions are often uncertain and may be contested. Further, the Company may not have, or may not be able to obtain or economically obtain, all necessary surface rights to develop a property. Title insurance is generally not available for mineral properties and the Company’s ability to ensure that it has obtained a secure claim to individual mining properties or mining concessions may be severely constrained. The Company has not conducted surveys of all of the claims in which it holds direct or indirect interests. A successful claim contesting the Company’s title to a property will cause the Company to lose the Company’s rights to explore and, if warranted, develop that property or undertake or continue production thereon. This could result in the Company not being compensated for its prior expenditures relating to the property.
The Company is subject to claims and legal proceedings that arise in the ordinary course of business.
The Company is subject to various claims and legal proceedings, including adverse rulings in current or future litigation against the Company and/or its directors or officers, covering a wide range of matters that arise in the ordinary course of business activities or as a result of unforeseen events. Each of these matters is subject to various uncertainties and it is possible that some of these matters may be resolved unfavorably to the Company. The Company carries liability insurance coverage and establishes reserves for matters that are probable and can be reasonably estimated. In addition, the Company may be involved in disputes with other parties in the future that may result in litigation, which may have a material adverse impact on the Company’s future cash flows, profitability, results of operations and financial condition. Additionally, the Company may be subject to frivolous and/or nuisance claims. While such claims are often dismissed, there can be no assurance that all such claims will be dismissed entirely, or that the Company will not be required to incur significant expenses defending such claims.
The Company is subject to assessment by taxation authorities in multiple jurisdictions that arise in the ordinary course of business.
In the normal course of business, the Company is subject to assessment by taxation authorities in various jurisdictions. Tax provisions and tax filing positions require estimates and interpretations of tax rules and regulations of the various jurisdictions in which the Company operates and judgments as to their interpretation and application to the Company’s specific situation. Tax rates and the calculations of taxes and the associated deferred tax assets and liabilities can change significantly and are influenced by changes in political administrations, foreign currency fluctuations and other factors. The Company’s business and operations, and that of its subsidiaries, is complex, and the Company has, historically, undertaken several significant financings, acquisitions and other material transactions. The computation of taxes payable as a result of these transactions involves many complex factors as well as the Company’s interpretation of, and compliance with, relevant tax legislation and regulations. While the Company’s management believes that the provision for income tax is appropriate and in accordance with U.S. GAAP and applicable legislation and regulations, tax filing positions are subject to review and adjustment by taxation authorities, which may challenge the Company’s interpretation of the applicable tax legislation and regulations.
The Company is subject to anti-corruption laws.
The Company is subject to anti-corruption laws under the Canadian Corruption of Foreign Public Officials Act and the U.S. Foreign Corrupt Practices Act, which generally prohibit companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, the Company may also be subject to the extra-territorial provisions of the Bribery Act 2010 (United Kingdom) which, in certain circumstances, can apply to offenses committed outside of the United Kingdom by foreign companies, as well as other anti-corruption laws applicable in the jurisdictions in which we operate. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in any jurisdiction in which the Company may conduct business, and the Company cannot provide assurance that its employees or other agents will not engage in such prohibited conduct for which the Company might be held responsible. If the Company’s employees or other agents, including past employees or agents of companies the Company has acquired, are found to have engaged in such practices, the Company could suffer severe penalties and other consequences that may have a material adverse effect on its business, financial condition and results of operations. The Company has an Anti-Corruption Policy and internal controls and procedures intended to address compliance and business integrity issues, and the Company trains its employees on anti-bribery compliance on a global basis. However, despite careful establishment and implementation, the Company cannot assure you that these or other anti-bribery, anti-fraud or anti-corruption policies and procedures are or will be sufficient to protect against fraudulent and/or corrupt activity. In particular, the Company, in spite of its best efforts, may not always be able to prevent or detect corrupt or unethical practices by current or former employees or third parties, such as subcontractors or joint venture partners, which may result in reputational damage, civil and/or criminal liability (under the Canadian Corruption of Foreign Public Officials Act, the U.S. Foreign Corrupt Practices Act or any other relevant compliance, anti-bribery, anti-fraud or anti-corruption laws) being imposed on the Company.

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
Holders of our common shares are entitled to receive only such dividends as the Company’s Board of Directors may declare out of funds legally available for such payments. On February 17, 2021, the Company’s Board of Directors approved its inaugural quarterly dividend payment of $0.05 per common share that was paid on March 31, 2021 to shareholders of record at the close of business on March 5, 2021. The quarterly dividend payment was subsequently increased to $0.07 per common share as approved by the Company’s Board of Directors on February 22, 2022. During the year ended December 31, 2023, the Company declared and paid cash dividends of $0.28 per common share in the aggregate amount of $57.7 million. The declaration and payment of future dividends is at the discretion of the Board of Directors and will be made based on the Company’s financial position and other factors relevant at the time. The Company’s ability to pay dividends will be subject to future earnings, capital requirements, financial condition, compliance with covenants and financial ratios related to existing or future indebtedness and other factors deemed relevant by the Board of Directors. An annualized dividend payout level has not been declared by the Board of Directors, and the declaration and payment of future dividends, including future quarterly dividends, remains at the discretion of the Board of Directors. The Company’s dividend framework is non-binding, and the Board of Directors may modify the dividend framework or reduce, defer or eliminate the common stock dividend in the future.
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
The Company’s accounting and other estimates may be imprecise.
Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. The more significant areas requiring the use of management assumptions and estimates relate to:
•Recoverable metal in stockpiles and leach pads;
•mineral reserves, mineral resources, and other resources that are the basis for future income and cash flow estimates and units-of-production depreciation, depletion and amortization calculations;
•impairment of long-lived assets;
•goodwill;
•income taxes;
•reclamation and closure liabilities;
•future ore grades, throughput and recoveries; and
•valuation of business combinations or asset acquisitions.
Future estimates and actual results may differ materially from these estimates as a result of using different assumptions or conditions. For additional information, see Critical Accounting Estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 2 to the Consolidated Financial Statements, and the risk factors set forth in this section.
It may be difficult to obtain and enforce judgments against the Company because of its Canadian incorporation and foreign assets.
The Company is a corporation existing under the laws of the Province of British Columbia. Some of the Company’s officers, directors, and experts are Canadian or non-U.S. residents, and many of its assets are located outside the United States. Investors should not assume that Canadian or other foreign courts would enforce judgments of United States courts, or liabilities, obtained in actions against the Company or its directors, officers or experts predicated upon the civil liability provisions of the United States federal securities laws or the securities or “blue sky” laws of any state or jurisdiction of the United States. In addition, while statutory provisions exist in British Columbia for derivative actions to be brought in certain circumstances, the circumstances in which a derivative action may be brought, and the procedures and defenses that may be available in respect of any such action, may be different than those of shareholders of a company incorporated in the United States.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY.
Risk Management and Strategy
The strength and resilience of the Company’s information systems, assets, data, and network infrastructure is critical to its business operations. The Company takes cybersecurity risk seriously and has implemented a cybersecurity risk management program that is integrated in the Company’s enterprise risk management system and processes. The enterprise risk management program, which is led by our executive leadership team, includes a process that identifies, assesses, mitigates and manages the risks from both internal and external factors that could significantly impact the Company and influence our business strategy and performance.
Our cybersecurity risk management program is centered on the following principles:
•Risk-based approach to managing controls, cost benefit and control effectiveness;
•Defense-in-depth approach with the assumption of breach mindset;
•Resiliency to mitigate, manage and recover from incidents or disasters;
•Zero-trust architecture with services well secured and networks be untrusted; and
•Least privilege identity and access management.
The cybersecurity risk management program is designed to provide ongoing detection and monitoring of cybersecurity threats and intrusions. The Company’s Information Technology (“IT”) department leads the identification of critical applications, systems and data, and possible points of failure and takes a proactive approach to the detection of unauthorized activity, intrusion attempts and compromised equipment. The IT department also carries out automated and ad hoc network-based vulnerability, compromise and business impact assessment and guideline compliance scans of our networks, systems and devices to detect vulnerabilities, compromised hosts and compliance failures. We rely on information technology systems provided by third parties, and our IT department implements procedures that seek to identify cybersecurity risks of these third-party providers to whom we outsource certain of our services or functions, or with whom we interface, store or process company, employee or other confidential information. The Company also provides regular information security training to its employees. The Company engages external consultants and other third parties to provide cybersecurity controls assessment relying on the National Institute of Standards and Technology’s Cybersecurity Framework and for other advisory support. The Company will continue to take additional steps designed to further protect its networks, information and operations as needed.
The Company’s Cybersecurity Committee, which is comprised of cross-functional management team members, is notified following discovery of a potential or actual cybersecurity breach. Subject to the severity of the actual or potential breach, the Company’s Executive Committee may also be notified, and an external breach team may be retained, including mitigation experts and external legal counsel. The Cybersecurity Committee will convene to evaluate the materiality of the breach, with input from the external breach team as required. Internal and external legal counsel will determine whether any disclosures are required pursuant to all relevant jurisdictional rules and regulations. The Company’s Board of Directors will be notified as necessary.
No cybersecurity incident during the year ended December 31, 2023, or prior, resulted in an interruption of our operations, known losses of critical data or otherwise had a material impact on our strategy, financial condition or results of operations. The scope of any future incident cannot be predicted. See “Item 1A. Risk Factors” for more information.
Governance
The Company’s Vice President of Finance and Technology (“VP FT”), assisted by the Company’s Information Technology (“IT”) Director and Cyber Security and Architecture Manager (“CSA”), is responsible for leading the team assessing, identifying and managing cybersecurity risks, including implementation of our cybersecurity risk management program and leading day-to-day cybersecurity operations. The VP FT has more than eight years of experience overseeing and managing IT operations, including cybersecurity, within the mining industry and has extensive hands-on, practical experience navigating real-world cyber challenges. The Company’s CSA has more than 25 years of IT, cyber security, and cyber auditing experience. The CSA holds both a bachelor’s degree and master’s degree in IT/Cyber, several certifications in the industry, including the Certified Information Systems Security Professional (“CISSP”) and Information Systems Security Architecture Professional (“ISSAP”) credentials, Certified Information Systems Auditor (“CISA”) certification, Certified in Risk and Information Systems Control (“CRISC”) certification, Certified Data Privacy Solutions Engineer (“CDPSE”) certification, and other IT technical, cloud, and cyber governance certifications.
Longer term cybersecurity risk management strategic planning is addressed by the Company’s management Cybersecurity Committee, which is comprised of the VP FT, the CSA and members from various departments within the Company, including Legal, Operations and Internal Audit. The Cybersecurity Committee meets quarterly to review cybersecurity threats and risks, strategic objectives, and progress on the Company’s cybersecurity initiatives.
The Board recognizes the importance of robust cybersecurity risk management programs and is actively engaged in overseeing and reviewing the Company’s cybersecurity risk profile and exposures. The Board has overall responsibility for the oversight of the Company’s enterprise risk management, including cybersecurity risks and ensuring the implementation of appropriate controls to manage these risks. The Board receives updates on the Company’s ongoing cybersecurity risk management efforts, and updates on the activities of the Cybersecurity Committee at least twice per year, with more frequent updates as needed. The Board has also directed management to inform them promptly of any investigation of a material cybersecurity incident. The Board may, from time to time, engage third party advisors and experts, and meet with the Company’s external advisors on cybersecurity matters, as appropriate.

ITEM 2. PROPERTIES
The disclosure in this Item 2. Properties of a scientific or technical nature for each material property is based on the Technical Report Summary on the Çöpler Property, Türkiye, with an effective date of October 31, 2023 (the “Çöpler TRS”), the Technical Report Summary on the Marigold Complex, Nevada, USA, with an effective date of September 30, 2023 (the “Marigold TRS”), the Technical Report Summary on the Seabee Gold Operation, Saskatchewan, Canada, with an effective date of December 31, 2023 (the “Seabee TRS”), and the Technical Report Summary on the Puna Operations, Argentina, with an effective date of December 31, 2023 (the “Puna TRS” and, collectively with the Çöpler TRS, the Marigold TRS, and the Seabee TRS, the “Technical Report Summaries” and each a “Technical Report Summary”). Each Technical Report Summary has been filed with the SEC as part of the Company’s Current Report on Form 8-K filed on February 13, 2024 and each Technical Report Summary has been filed as an exhibit to this Annual Report and incorporated by reference herein and is available for review on EDGAR at www.sec.gov. Please note, the TRS for Çöpler had an effective date of October 31, 2023 and as such does not reflect the impact of the Çöpler Incident. The operating and economic assumptions, along with the mineral reserve, mineral resources, cost estimates and other findings contained in such TRS, may no longer be accurate and, when more information is available regarding the operations at Çöpler, the TRS may need to be amended.
Each Technical Report Summary will also be filed with the applicable securities regulatory authorities in Canada as a technical report in compliance with National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”), and will be available for review on SEDAR+ at www.sedarplus.ca. The Technical Report Summaries should be read in conjunction with the information in this Item 2. Properties. This Item 2. Properties does not take into account the Çöpler Incident as the impact of the incident on the operations of Çöpler (as defined below) is not yet known. See “Item 1. Çöpler Incident,” for more information.
Additional Mining Company Financial Information
The Company is listed on Nasdaq, TSX and the Australian Stock Exchange and is subject to the ongoing disclosure and reporting requirements, including those required of a mineral resource company, in both the United States and Canada. The mineral resource company disclosure requirements in each country are different. As a result, certain additional disclosures have been included in this “Item 2. Properties” to comply with requirements under Canada’s National Instrument 51-102 – Continuous Disclosure Obligations (“NI 52-101”) and 43-101. Certain of these additional disclosures include financial measures that are customary in the mining industry, including capital costs and operating costs, which have been calculated in a manner that is not in accordance with U.S. GAAP. There are no standardized definitions or comparable financial measures under U.S. GAAP for these mining industry non-GAAP financial measures. As a result, we have not identified a comparable financial measure calculated under U.S. GAAP and we have also not provided a reconciliation of these mining industry non-GAAP financial measures to a U.S. GAAP financial measure. We believe investors rely on these mining industry non-GAAP financial measures to assist in an evaluation and comparison of the operating performance of mining companies. These disclosures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. These mining industry non-GAAP financial measures should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements included elsewhere in this Annual Report.
Summary Disclosure
The following descriptions summarize selected information about the Company’s four producing assets (Çöpler, Marigold, SGO, and Puna, each as defined below), exploration property at Amisk, and development property at Hod Maden as of December 31, 2023. All of the Company’s producing properties are wholly owned except for Çöpler, which is 80% owned by SSR through a joint venture agreement.
The Çöpler Property (“Çöpler”) is comprised of the Çöpler Mine, Greater Çakmaktepe Mine, and associated processing facilities. Both Çöpler Mine and Greater Çakmaktepe Mine are open pit gold mines located along the Tethyan belt in east-central Türkiye’s Erzincan Province. Çöpler contains oxide and sulfide ores which are mined concurrently and processed through its two separate processing circuits. Gold contained in oxide ore is recovered through heap leach processing to produce gold doré with a minor by-product of copper concentrate, while gold sulfide mineralization is subjected to pressure oxidation and carbon-in-leach processing, to produce gold doré. Further information on Çöpler is included herein under the “Çöpler Property, Erzincan Province, Türkiye” section and detailed disclosure of a scientific or technical nature regarding Çöpler is available in the Çöpler TRS. All operations at Çöpler have ceased following the Çöpler Incident and we are unable to determine at this time when operations at Çöpler will resume, if at all. See “Item 1. Business - Çöpler Incident,” for more information.
The Marigold Property (“Marigold”) is comprised of the Marigold Mine (including Mackay, Valmy, and New Millennium), Buffalo Valley, and other minor deposits. The Marigold Mine is an open pit gold mine located along the northern margin of the Battle Mountain-Eureka Trend in Nevada, USA. Marigold is a run-of-mine heap leach operation producing gold doré. Further information on Marigold is included herein under the “Marigold Complex, Nevada, United States” section and detailed disclosure of a scientific or technical nature regarding Marigold is available in the Marigold TRS.
The Seabee Gold Operation (“SGO”) is an underground gold mine complex located along the Trans-Hudson Corridor in east-central Saskatchewan, Canada. Seabee processes ore using gravity concentration, cyanide leaching, and carbon-in-pulp to produce gold doré. Further information on Seabee is included herein under the “Seabee Gold Operation, Saskatchewan, Canada” section and detailed disclosure of a scientific or technical nature regarding Seabee is available in the Seabee TRS.
The Puna Property (“Puna”) is comprised of the Chinchillas open pit mine and the Pirquitas deposit consisting of Cortaderas, Potosi breccia, Oploca, and San Miguel vein systems. Puna is a silver-lead-zinc mine complex located along the silver belt in northern Argentina in the Province of Jujuy. Puna processes ore mined from the Chinchillas mine through its Pirquitas flotation processing mill to produce a silver-lead and a zinc concentrate. Further information on Puna is included herein under the “Puna, Jujuy Province, Argentina” section and detailed disclosure of a scientific or technical nature regarding Puna is available in the Puna TRS.
Exploration and Development
Amisk, Canada Exploration
The Amisk property is 39,880 hectares (and 126 claims) with extensive Proterozoic-volcano-sedimentary rock assemblages that are prospective for gold-silver epithermal, gold-rich volcanogenic massive sulfide, and orogenic gold deposits. The property is located within the northern Saskatchewan, Canada, centered at approximately 54°42’ North latitude and 102°15’ West longitude .
Amisk lies at the southwest exposed end of the Flin Flon Greenstone Belt, the southernmost exposure of the Trans-Hudson Orogeny. The Amisk gold deposit is hosted within the Amisk and Missi Groups rocks. To date, 322 drillholes for 58,283 meters have been completed in the Amisk property area.
Hod Maden, Türkiye
On May 8, 2023, the Company acquired a 10% ownership interest and operatorship in the Hod Maden gold-copper project in Türkiye. SSR Mining has the option to acquire an additional 30% of Hod Maden connected to the completion of project construction spending milestones. Hod Maden is located approximately 20 kilometers south of Artvin and 130 kilometers northeast of Erzurum in northeastern Türkiye, near the border with Georgia. The project is centered at approximately 40°59′ North latitude and 41°51′ East longitude.
The Hod Maden property is 3,511 hectares (1 claim) within the Eastern Pontides tectonic belt along the south-eastern Black Sea coastline of Türkiye. The Hod Maden deposit is on the eastern margin of an extensive domain of Cretaceous-age arc-related volcanic stratigraphy, which hosts several volcanogenic massive sulfide deposits (“VMS”) to the northwest, such as Çayeli.
Hod Maden is structurally complex. Many faults, including low-angle and steeply dipping structures, have been identified. Significant mineralization occurs within the Hod Maden Fault Zone, a north-northeast striking corridor of gossanous and locally argillic/phyllic hydrothermally altered rock up to 300 meters wide and more than seven kilometers along strike. Locally, it has intense pyrite/chalcopyrite mineralization with a significant component of supergene clay alteration.
To date, a total of 369 drillholes for 89,037 meters have been completed in the Hod Maden property area, including 14 drillholes for 4,756 meters drilled in 2023 since the acquisition of Hod Maden.

Çöpler, Erzincan Province, Türkiye
The following information has not taken into account the impact of the Çöpler Incident. The following information about Çöpler is as of December 31, 2023 only. As described in “Item 1. Business - Çöpler Incident,” all operations at Çöpler have ceased following the Çöpler Incident and we are unable to determine at this time when operations at Çöpler will resume, if at all. Additionally, we have not determined the costs associated with remediation. Finally, we have not determined that, if we resume operations at Çöpler, the information presented below, including the mineral resources and reserves presented under “ – Resource and Reserve Estimates” and the estimated capital and operating costs for the expected life of the mine (prior to the Çöpler Incident) under “– Capital and Operating Costs” below, continues to be accurate or will be accurate at such time as the Company resumes operations at Çöpler.
Çöpler consists of mining licenses covering mineral resources on the Çöpler, Greater Çakmaktepe (Çakmaktepe and Çakmaktepe extension), and Bayramdere deposits, mineral reserves on the Çöpler and Greater Çakmaktepe deposits, oxide and sulfide processing facilities, and supporting infrastructure. Çöpler is wholly owned by Anagold Madencilik Sanayi ve Ticaret Anonim Şirketi (“Anagold”). SSR Mining controls 80% of the shares of Anagold through a joint venture; Lidya Madencilik Sanayi ve Ticaret A.Ş. (“Lidya”) controls 18.5%; and a bank wholly‑owned by Çalık Holdings A.Ş. holds the remaining 1.5%. Greater Çakmaktepe is wholly owned by Kartaltepe Madencilik Sanayi ve Ticaret Anonim Şirketi (“Kartaltepe”). SSR controls 80% of the shares of Kartaltepe and Lidya holds the remaining 20%. The Kartaltepe license includes Çakmaktepe, Çakmaktepe Extension, Bayramdere, and the Mavialtin Porphyry Belt. SSR Mining is the operator of both Anagold and Kartaltepe. All of the processing facilities and operating assets are located on land owned by Anagold. In total, 80% of the Mineral Resources and 80% of the Mineral Reserves of Çöpler are owned by SSR Mining.
The total cost of Çöpler’s gross mineral properties, plant, and equipment as of December 31, 2023 was $2,874 million.
Property Description and Location
Çöpler is located in east central Türkiye, 120 kilometers west of the city of Erzincan, in Erzincan Province, 550 kilometers east of Türkiye’s capital city, Ankara. The nearest urban center, İliç, is located approximately 6 kilometers northeast of the Çöpler mine. The property is centered at approximately 39°26’ North latitude and 38°32’ East longitude and has an approximate elevation of 1,160 meters above mean sea level. Çöpler is accessed from the main paved highway between Erzincan and Kemaliye and is serviced by both road and rail networks. Mining operations are conducted year-round.
The Çöpler mining operations fall within the license areas numbered 847, 49729, and 20067313, which have been granted by the General Directorate of Mining and Petroleum Affairs within Türkiye. The Greater Çakmaktepe mining operation is located six kilometers east of the Çöpler pit and 1.5 kilometers south of İliç. The Greater Çakmaktepe pits are located within Kartaltepe License 1054 and Anagold Licenses 49729 and 20067313. Ore mined at Greater Çakmaktepe is hauled and treated at the Çöpler facilities.

N
Erzincan
Çöpler Mine
20 Km
Çöpler Mine
Turkiye
Kartaltepe License (80/20)
Anagold License (80/20)

Anagold holds mineral title and the exclusive right to engage in mining activities within the Çöpler property area. Anagold holds six granted licenses covering a combined area of approximately 16,600 hectares. Kartaltepe holds six licenses covering approximately 7,250 hectares. The total near-mine tenement package is approximately 23,850 hectares.
Kartaltepe sells Anagold ore from Çakmaktepe at an agreed rate. SSR Mining holds a 2% net smelter return (“NSR”) on the Kartaltepe licenses, receivable after repayment of a historical royalty pre-payment.
Under Turkish Mining Law, the royalty rate for precious metals is variable and tied to metal prices. Çöpler is subject to a mineral production royalty that is based on a sliding scale to gold price and is payable to the Turkish government. In September 2020, a presidential decree was issued, increasing the prescribed royalty rates by 25%. As Çöpler produces its gold doré on-site, it is eligible for a 40% reduction to the royalty rate, an incentive offered to process ore locally.

History
The Çöpler region has been subject to gold and silver mining dating back to Roman times. The Turkish Geological Survey in the early 1960s conducted regional geological mapping.
In 1998, Anatolia Minerals Development Ltd (“Anatolia”) applied for exploration licenses that included Çöpler basin. In August 2009, a joint venture agreement between Anatolia and Lidya was executed. In February 2011, Anatolia merged with Avoca Resources Limited, an Australian company, to form Alacer Gold Corp., which further merged with SSR Mining in September 2020.
Geological Setting, Mineralization, and Deposit Types
Çöpler is located near the northern margin of a collision zone between the Pontide Belt/North Anatolian Fault, the Arabian Plate, and the East Anatolian Fault.
The Çöpler district deposits (Çöpler, Greater Çakmaktepe, and Bayramdere) are best classified as epithermal, disseminated, and skarn deposits related to porphyry copper-gold systems. Mineralizing fluids, derived from the intrusions, were primarily controlled by structural fluid pathways and lithology, including traps controlled by lithological contacts, resulting in replacement, vein and stockwork mineralization.
The deposits at Çöpler occur within fault and shear structures, at contacts between intrusions and marble, as disseminated bodies outboard of contact zones, and as gossans.
Mining Operations
Mining operations at Çöpler and Greater Çakmaktepe are carried out by a mining contractor and managed by Anagold. The mining method is a conventional open pit method with drill and blast, utilizing excavators and trucks operating on bench heights of 5 meters. The mining contractor provides operators, line supervisors, equipment, and ancillary facilities required for the mining operation. Anagold provides management, technical, mine planning, engineering, and grade control functions for the operation.
The facility infrastructure currently supports the mine, oxide heap leach, and sulfide plant processing facilities. A pre-feasibility level study for a grind-leach circuit, which would aid in increasing gold recovery from oxide ore, was completed during 2023 and is expected add to the facilities on site. Prior to the Çöpler Incident, the current leach pad consisted of four phases designed to accommodate approximately 63 million tonnes of oxide ore with a nominal maximum heap height of 100 meters above the pad liner, with additional phases in development.
The tailings storage facility is developed and constructed in stages with ongoing work to ensure sufficient long-term capacity for storage of tailings. The flotation plant has been in operation for 3 years and increased the solids content and improved the final settled density based on an increase in the rate of tailings consolidation.
Infrastructure, Permitting, and Compliance Activities
The power supply for the Çöpler mine and processing facilities is provided via a 154 kV transmission line to site. Existing mine site facilities are located primarily within the Çöpler and Sabırlı Creek watersheds immediately upstream of their confluence with the Karasu River. The current Çöpler workforce totals 478 employees.
Operation of the Çöpler mining and processing facilities and mining at Greater Çakmaktepe, have been investigated and authorized by means of a series of Environmental Impact Assessments (“EIAs”). The currently permitted Çöpler EIA boundary incorporates 1,747 hectares. The currently permitted Greater Çakmaktepe EIA boundary incorporates 360 hectares, and the Company is in the process of submitting an EIA to increase the permitted boundary to 486 hectares.

Mineral Processing and Metallurgical Testing
Oxide Testwork
The heap leaching facilities were commissioned at the Çöpler mine site in late-2010 and have operated continuously since that time until the Çöpler Incident.
Oxide gold recoveries vary by lithology. The range for Çöpler is 62.3%–78.4%, the range for Çakmaktepe Main is 61%–80%, and for Çakmaktepe Extension, the testwork suggest recoveries will range 40%–73%. The heap leaching facilities and related equipment and operations were principally impacted by the Çöpler Incident. These facilities are, at this time, not operational.
Sulfide Testwork
The sulfide process plant commenced commissioning in the fourth quarter of 2018. The plant consists principally of a pressure oxidation (POX) leach followed by a cyanide leach to recover gold. The sulfide process plant was not impacted by the Çöpler Incident. The facilities are operational, but have been suspended. If the Company is permitted to resume operations at Çöpler, it does not appear at this time that the sulfide plant would require repair work to be operational.
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
Grind-Leach Testwork
In support of the Çöpler Expansion project, testwork was commissioned in 2023 to better understand the benefit of conventionally milling the oxide resource existing at the Çakmaktepe Extension. ALS Kamloops completed direct cyanidation testing by standard cyanide bottle roll tests of four variability samples and a jasperoid sulfide master composite. The leach feed grind size target was a P80 of 75 µm. Gold recovery ranged from 60% to 90% depending upon lithology with the jasperoid material exhibiting slight refractory characteristics at the lower end of the reported range.
Processing and Recovery Operations
The Company currently operates a sulfide process plant and an oxide heap leach facility.
The oxide heap leaching facilities were commissioned at the Çöpler mine site in the second half of 2010 with initial gold production achieved in the fourth quarter of 2010. The process has a nominal design capacity of 6.0 million tonnes per annum of ore by three-stage crushing (primary, secondary, and tertiary) to 80% passing 12.5 millimeters, agglomeration, and heap leaching on lined heap leach pads with dilute alkaline sodium cyanide solution. Gold is recovered through a carbon in-column system, followed by stripping of metal values from carbon, electrowinning, and smelting to yield a gold doré suitable for sale. Control of copper in leach solutions is undertaken in a sulfidization, acidification, recovery, and thickening (“SART”) plant, which produces a copper sulfide concentrate for sale and regenerates cyanide.
The basic flow of processing through the sulfide plant is as follows:

The incorporation of a flotation circuit into the existing sulfide plant to upgrade sulfide sulfur to fully utilize grinding and POX autoclave capacity was constructed and commenced ore production at the end of January 2022. This addition to the sulfide plant is incorporated between grinding and acidulation by taking a bleed/slip stream from the grinding thickener feed, floating sulfides, and returning the sulfide concentrate to the grinding thickener to be combined with direct autoclave feed. Gold in the flotation tails (i.e., not recovered to the flotation concentrate) is combined with the material that was processed through the POX autoclave circuit; this combined stream then goes to the gold leaching and recovery circuits for gold recovery.
Since completing ramp-up of the sulfide plant in June 2020, POX throughput has progressively improved to exceed design up to a monthly average peak of 350 tonnes per hour and at the maximum sulfide sulfur of 14.25 tonnes per hour. Gold recovery has remained at around 90% with the tailings grade ranging between about 0.25–0.30 grams of gold per tonne.
Resource and Reserve Estimates
The following tables summarize the Company’s estimated gold reserves and resources reflecting only the reserves and resources attributable to SSR Mining’s ownership or economic interest as of December 31, 2023. Additionally, see “Proven and Probable Reserve Estimates by Mineral” in this Item 2 for further information on the mineral resources and mineral reserves for Çöpler, and see “Operating Statistics” in this Item 2 for further information on production of the Çöpler operations for the years ended December 31, 2023 and December 31, 2022. A discussion of the changes in mineral resources and mineral reserves from 2022 to 2023 is also included below.

Çöpler Reserves as of December 31, 2023*
	Proven			Probable			Proven and Probable
	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Metallurgical
Gold	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Çöpler (OP)(1)(2)(3)(4)	12,701	2.25	920	30,498	2.44	2,394	43,198	2.39	3,314	86%
Çöpler Stockpile	—	—	—	10,753	2.04	706	10,753	2.04	706	90%
Çöpler Heap Leach Inventory	—	—	—	—	—	49	—	—	49	67%

	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Metallurgical
Silver	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Çöpler (OP)	12,701	4.10	1,675	30,498	4.54	4,454	43,198	4.41	6,129	8%

	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Metallurgical
Copper	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	Recovery
Çöpler (OP)(5)	12,701	0.04	11.6	30,498	0.02	15.7	43,198	0.03	27.3	0.4%
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See “Item 1. Çöpler Incident.”
(1)Çöpler Mineral Reserves includes reserves from Çöpler Mine and Greater Cakmaktepe. The Mineral Reserve estimates were prepared in accordance with S-K 1300.
(2)Mineral Reserves shown are SSR ownership share only. SSR Owns 80% rights of both the Anagold and Kartaltepe licenses.
(3)Mineral Reserve cut-offs are based on $1,450/oz gold price. Metallurgical gold recoveries for heap leach oxide and grind leach varies between 40-78% and 53-90% respectively based on lithology while for sulfide it is 81-91%. All cut-off values include allowance for royalty payable. Heap leach oxide uses a NSR cut-off $21.32/t, grind leach uses a NSR cut-off value $21.77/t, and sulfide ore uses a cut-off grade of $45.58/t.
(4)Ore definitions: oxide heap leach and grind leach material are defined as material <2% total sulfur, and sulfide material is ≥2% total sulfur.
(5)There is no copper recovery in sulfide material. Copper oxide recoveries are 6%.
Mineral Reserve Estimates at Çöpler as of December 31, 2023 increased compared to December 31, 2022. Proven and Probable contained gold ounces increased by 85 koz. Factors contributing to the change include: (i) re-interpretation of the mineralized envelopes using the most updated drill hole, blast hole, and geological mapping information, (ii) addition of Leach pad inventory, (iii) change to optimization parameters in terms of processing, geotechnical parameters, change in gold price and cost changes, and (iv) depletion.

Çöpler Resources as of December 31, 2023*
	Measured			Indicated			Measured and Indicated			Inferred
	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold
Gold	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Çöpler (OP)(1)(2)(3)(4)(5)(6)(7)	8,605	1.15	319	18,572	1.22	729	27,177	1.20	1,048	18,886	1.61	979

	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver
Silver	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Çöpler (OP)(8)	8,605	3.51	971	18,572	3.20	1,908	27,177	3.29	2,879	18,886	4.24	2,573

	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Tonnes	Grade	Copper
Copper	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)
Çöpler (OP)(9)	8,605	0.06	11.4	18,572	0.05	19.1	27,177	0.05	30.4	18,886	0.06	24.0
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See “Item 1. Çöpler Incident.”
(1)Çöpler Mineral Resources include resources from Çöpler Mine, Greater Cakmaktepe, and Bayramdere. Mineral Resources are exclusive of Mineral Reserves. The Mineral Resource estimate was prepared in accordance with S-K 1300.
(2)Mineral Resources shown are SSR ownership share only. SSR owns 80% of both the Anagold and Kartaltepe licenses.
(3)All Mineral Resources for Çöpler were assessed for reasonable prospects for eventual economic extraction by reporting only material that fell within conceptual pit shells.
(4)Ore definitions: oxide heap leach and grind leach material are defined as material <2% total sulfur, and sulfide material is ≥2% total sulfur.
(5)There is no sulfide material at Bayramdere.
(6)Mineral Resources are reported at the variable gold cut-off grades based on different metallurgical parameters: Çöpler heap leach oxide uses a NSR cut-off $18.34/t, Bayramdere heap leach oxide uses a NSR cutoff of $18.34/t, grind leach oxide uses a NSR cut-off value $19.26/t, and Çöpler sulfide ore uses a cut-off grade of $39.87/t, Greater Çakmaktepe sulfide ore uses a cut-off grade of $44.37/t. All NSR calculated with allowances for payability, deductions, transport, and royalties.
(7)Metallurgical recovery for heap leach oxide and grind leach varies between 40-78% and 53-90%, respectively, based on lithology; metallurgical recovery for sulfide varies between 81-91% based on lithology.
(8)Average silver recoveries are 8%.
(9)Copper oxide recoveries are 8%. There are no recoveries in sulfide material.
(10)Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
Mineral Resources exclusive of Mineral Reserves at Çöpler as of December 31, 2023 decreased compared to December 31, 2022. Measured and Indicated contained gold ounces decreased by 1,398 koz and Inferred gold ounces decreased by 2,118 koz. Factors contributing to the changes include: (i) re-interpretation of the mineralized envelopes using the most updated drill hole, blasthole, and geological mapping information, (ii) change to optimization parameters with regards to the removal of copper-gold mineralization associated with the C2 Project, and (iii) depletion.
While employees of the Company that are qualified persons, as defined under S-K 1300, are of the opinion that there are no material changes to the Mineral Resources and Mineral Reserves described herein as compared to the information presented in the Çöpler TRS, the foregoing information does not take into account the impact of the Çöpler Incident.

Exploration and Drilling
Core (“Diamond Drilling-DD”) and Reverse Circulation (“RC”) drilling on the property is the principal method of exploration and delineation of gold mineralization after initial targeting using soil sampling and geophysical surveys. Since 2000, the Company’s exploration program within the Çöpler district has identified several new gold-dominant and copper–gold prospects. The gold-dominant regional prospects include the Çöpler Saddle and Elmadere. Copper–gold prospects include Aslantepe, Sarıdere, Fındıklıdere, and Mavidere porphyries located within the Mavialtın Porphyry Belt and the early exploration stage Meşeburnu porphyry located west of the Çöpler deposit.
Drilling at the Çöpler deposit commenced in 2000 and since that time a total of 3,056 holes have been drilled for 428,678 meters. A total of 157 diamond core and 168 RC holes have been completed in 2023 (39,675 meters).
Drilling at Çakmaktepe commenced in 2012. A total of 136 diamond core holes have been completed since 2019 to test for continuation of the Çakmaktepe deposit to the north and the east.
Since the initial discovery of mineralization at Çakmaktepe Extension, Anagold has undertaken several drilling programs to refine the geological model and increase mineral resources. A total of 767 diamond core holes for 162,890 meters at Çakmaktepe Extension from late-2017 through December 2023, including holes for metallurgical testing and hydrogeological studies. During 2023, 108 diamond core holes for 26,454 meters were completed at Çakmaktepe Extension, mainly for resource-reserve definition purposes.
Drilling at Bayramdere commenced in 2007 as part of the near-mine exploration strategy. Since that time 120 holes have been drilled at Bayramdere for a total of 10,734 meters.
During the year ended December 31, 2023, a total of 19 drillholes for 7,261 meters of drilling were completed to validate historical drillholes and expand/define the Mavidere deposit.
Sampling, Analysis, and Data Verification
Exploration samples are submitted to ALS Global laboratories, an ISO/IEC 17025:2005 certified and accredited laboratory in İzmir, Türkiye, for sample preparation and analysis. Bureau Veritas (Acme) laboratory in Ankara, Türkiye is used for umpire check sample analysis. The drill and geochemical samples are collected in accordance with accepted industry standards.
SSR Mining operates an onsite laboratory at Çöpler to assay grade control and process plant samples. The onsite laboratory is certified to ISO 17025:2017 but is not independent.
Data verification was completed as part of the generation of the mineral resources estimate. All data collected including but not limited to collar location, downhole survey, geological and analytical data are subject to SSR Mining Quality Assurance, Quality Control (“QAQC”) procedure.
Capital and Operating Costs
The capital and operating cost estimates derived for Çöpler are based on a combination of the data set forth in the Çöpler TRS and budgetary estimates that reflect SSR Mining’s estimates as of December 31, 2023.
As of December 31, 2023, capital costs are estimated to be $632.8 million for the life of Çöpler (life of mine or “LOM”) and are primarily composed of mine and plant equipment, tailings storage expansions, and asset componentization. The Development/Expansion capital cost estimate for the proposed Grind-Leach circuit is $193.8 million. Estimated operating costs for mine operations include both cash and non-cash costs.

Cost	Total LOM ($M)	5-Year Average per year ($/t)	LOM Average per year ($/t)
Mining	$1,212	$20.13	$18.03
Processing	1,998	29.23	29.73
Site Support and G&A	441	6.83	6.56
Total Operating Costs	$3,651	$56.19	$54.32
Capital costs and operating costs are provided for mineral property disclosure purposes in accordance with NI 51-102 and are, generally, non-GAAP mining company financial measures. See “Additional Mining Company Financial Information” in this Item 2 for more information. Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See “Item 1. Çöpler Incident.”
Costs in individual years may vary significantly as a result of, among other things, current or future nonrecurring expenditures and changes to input costs and exchange rates. Please refer to the Çöpler TRS for other key metrics including detailed cash flows by year and net present value computations.
Oxide Grind Leach
The Company is reviewing a proposed process to treat oxide ores from the Çakmaktepe Extension open pit. Based on the information and metallurgical test results, low-sulfur mineralization is amenable to cyanide leaching as a recovery method; grinding the ore prior to cyanide leaching increases both the reaction kinetics and final recoverable metal. The throughput of the proposed plant is two Mtpa. The process is an industry-standard crushing, grinding, leaching, and carbon adsorption plant with recovery of gold and silver from the leach solution by carbon adsorption, desorption, electrowinning, and refining to produce a gold doré. The total connected electrical load for the Oxide Grind Leach plant is 15.4 MW with an average demand of 11.6 MW. The Oxide Grind Leach plant requires 261 m3/h of make-up water from a combination of raw and process water sources.
Marigold Complex, Nevada, United States
The Marigold Complex (“Marigold”) includes the Marigold Mine (including Mackay, Valmy, and New Millennium), Buffalo Valley, and other minor deposits. Marigold Mine is an open pit mining and processing operation located in Nevada, United States. SSR Mining, through its subsidiary Marigold Mining Company, is the operator of the Marigold Complex and holds a 100% interest in the property.
The total cost of the Marigold Complex’s gross mineral properties, plant, and equipment as of December 31, 2023 was $627.4 million.
Property Description and Location
Marigold is located in southeastern Humboldt County, in the northern foothills of the Battle Mountain Range, Nevada, U.S, approximately 5 kilometers south–southwest of the town of Valmy, Nevada. Access to the Property is via a five kilometer public road (hard-packed clay and gravel) off the Valmy Exit 216 on Interstate Highway 80. Other nearby municipalities include Winnemucca and Battle Mountain, Nevada, which lie approximately 58 kilometers to the northwest and 24 kilometers to the southeast of the property, respectively. Activities at the property are centered at approximately 40°45′ North latitude and 117°8′ West longitude.
The Marigold Complex includes two main land packages, the Marigold Land Package and the Sterling Land Package (collectively, the “Property” or “project areas”). The Marigold Land Package encompasses approximately 10,477 hectares, including the approximately 3,296 hectares within the Marigold Mine Plan of Operations (PoO). The Sterling Land Package (9,383 hectares) includes properties associated with the Buffalo Valley Mine.

History
Marigold has been in continuous operation for more than 30 years. The first recorded gold production from the Property occurred in 1938 when the Marigold Mining Company operated an underground mine which came to be known as Marigold. The property was explored and developed by various companies and operations from 1968, with two million ounces of gold recovered from Marigold by mid-2009. The Company acquired Marigold in April 2014 from subsidiaries of Goldcorp and Barrick. In August 2015, Marigold mine acquired 2,844 ha of adjacent land from Newmont Goldcorp Corporation. In June 2019, SSR acquired the Buffalo Valley property from Newmont, which is located in an 8,900 ha parcel contiguous to the south boundary of the Marigold property.
Geological Setting, Mineralization, and Deposit Types
Marigold is located in the Battle Mountain mining district of north-central Nevada within the Basin and Range physiographic province bounded by Sierra Nevada to the west and the Colorado Plateau to the east. The Battle Mountain district hosts numerous mineral occurrences, including porphyry copper–gold, porphyry copper–molybdenum, skarn, placer gold, distal disseminated silver-gold, and Carlin-type gold systems. The gold deposits at the Marigold Mine are best classified as Carlin-type gold deposits (CTGD). Gold mineralizing fluids were primarily controlled by fault structure and lithology, with tertiary influence by fold geometry. Gold occurs natively as submicron scale particles in fractures in association with iron oxide. Rocks within the Marigold mine area are oxidized to a maximum depth of approximately 450 meters. The Buffalo Valley gold deposit is a distal disseminated silver-gold deposit and formed along a southeast trending zone of felsic porphyry dikes and faults.
Mining Operations
Marigold uses standard open pit mining methods. Mining operations are currently performed using a loading fleet consisting of one electric shovel and three hydraulic shovels and a haulage fleet of 280 tonne trucks. The mine conducts conventional drilling and blasting activities with a free face trim row blast to ensure stable wall rock conditions. Drilling and blasting occur on benches with a height of 15.2 meters. A geotechnical management plan includes highwall monitoring using radar systems. Equipment maintenance is performed on site for all equipment.
Infrastructure, Permitting, and Compliance Activities
The infrastructure facilities at Marigold include ancillary buildings, offices and support buildings, access roads into the plant site, power distribution, source of fresh water and water distribution, fuel supply, storage and distribution, waste management, and communications. The nearby towns of Winnemucca and Battle Mountain, NV host a majority of the skilled labor workforce. The current Marigold workforce totals 478 employees.
The power supply for Marigold is provided by NV Energy Inc. Water for Marigold is supplied from three groundwater wells located near the access road to the Property. Marigold owns sufficient ground water rights to support mine operations. Water is primarily consumed by retention in the heap leach pad, evaporation, processing operations, and dust suppression.
Marigold holds valid permits for all facets of the current mining operation as required by county, state, and federal regulations. The Company engages in concurrent reclamation practices and is bonded for all permitted features, as part of the Nevada permitting process.
Surface and mineral rights at Marigold comprise the following: real property and unpatented mining claims, in each case owned by Marigold, and leasehold rights held by Marigold with respect to unpatented mining claims, mill site claims, and certain surface lands. The Company performs duties on leased lands pursuant to all federal and state requirements to maintain leases in good standing. Some of the leases require Marigold to make certain NSR royalty payments to the lessors and comply with other obligations, including completing certain work commitments or paying taxes levied on the underlying properties.
Mineral Processing and Metallurgical Testing
All Marigold ore deposits are processed via truck dump run-of-mine (“ROM”) heap leaching. Gold recovery from future ore is estimated to be 74.5% based on a review of historical assay and recovery data as well as metallurgical test work on future ore.

Metallurgical studies were performed by Newmont on the Buffalo Valley deposit and subsequently verified by test work conducted by SSR. Based on the results, ROM recoveries at Buffalo Valley vary between 16.5% to 72.6%.
Processing and Recovery Operations
Marigold processing plant and processing facilities combine ROM cyanide heap leaching and recovery of gold from the leach solution using carbon adsorption, desorption, electrowinning, and refining to produce gold doré. All processing of ore, which is oxide in nature, is completed via ROM heap leaching. ROM ore is delivered to the leach pad by mine haul trucks and stacked in 6 meter to 12 meter lifts.
Cumulative gold production from the Marigold leach pad through June 2023 is equivalent to 70.6% recovery, and total gold recovery, including recoverable gold inventory in the pad, is estimated at 74.5%.
Resource and Reserve Estimates
The following tables present the mineral reserves and mineral resources information for Marigold. Additionally, see “Proven and Probable Reserve Estimates by Mineral” in this Item 2 for further information on the mineral resources and mineral reserves for Marigold for the years ended December 31, 2023 and December 31, 2022, and see “Operating Statistics” in this Item 2 for further information on production of the Marigold operations for the years ended December 31, 2023 and December 31, 2022. A discussion of the changes in mineral resources and mineral reserves from 2022 to 2023 is also included below.

Marigold Reserves as of December 31, 2023
	Proven			Probable			Proven and Probable
	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Metallurgical
Gold	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Marigold (OP)(1)	—	—	—	150,700	0.52	2,496	150,700	0.52	2,496	74%
Marigold Stockpile	—	—	—	18,600	0.14	85	18,600	0.14	85	77%
Marigold (Leach Pad Inventory)	—	—	—	—	—	282	—	—	282	71%
(1)Marigold Mineral Reserves are reported at a cut-off grade of 0.069 g/t payable gold (gold assay factored for metallurgical recovery, royalty, and net proceeds). No mining dilution is applied to the grade of the Mineral Reserves. Dilution is intrinsic to the Mineral Reserves estimate and is considered sufficient to represent the mining selectivity considered. The Mineral Reserve estimates were prepared in accordance with S-K 1300.
Mineral Reserve Estimates at Marigold as of December 31, 2023 decreased compared to December 31, 2022. Proven and Probable contained gold ounces decreased by 293 koz. Factors contributing to the change include: (i) re-interpretation of the mineralized envelopes using the most updated drill hole information, (ii) change to optimization parameters in terms of gold price and cost changes, and (iii) depletion.

Marigold Resources as of December 31, 2023
	Measured			Indicated			Measured and Indicated			Inferred
	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold
Gold	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Marigold (OP)(1)(2)	—	—	—	118,610	0.46	1,740	118,610	0.46	1,740	27,360	0.42	370
(1)Marigold Mineral Resource estimate includes Marigold Mine and Buffalo Valley. Marigold Mine is based on an optimized pit shell at a cut off grade of 0.069 g/t payable gold (gold assay factored for recovery, royalty, and net proceeds). Buffalo Valley cut-off grade is based on lithology type: calcsilicate hornfels of 0.279 g/t gold, greenstone of 0.184 g/t gold, intrusive of 0.134 g/t gold, and siliceous hornfels of 0.158 g/t gold (payable gold factored for recovery, royalty and net proceeds). Mineral Resources are exclusive of Mineral Reserves. The Mineral Resource estimate was prepared in accordance with S-K 1300.
(2)Marigold metallurgical recoveries varies with gold grade and on average recoveries are 73%.
(3)Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
Mineral Resources exclusive of Mineral Reserves at Marigold as of December 31, 2023 has increased compared to December 31, 2022. Measured and Indicated contained gold ounces increased by 129 koz and Inferred gold ounces increased by 121 koz. Factors contributing to the changes include: (i) addition of Buffalo Valley as part of Mineral Resources, (ii) re-interpretation of the mineralized envelopes using the most updated drill hole information, (iii) change to optimization parameters with regards to cost, and (iv) depletion.
Employees of the Company that are qualified persons, as defined under S-K 1300, are of the opinion that there are no material changes to the Mineral Resources and Reserves described herein as compared to the information presented in the Marigold TRS.
Exploration and Drilling
Since acquiring the Property, the Company has conducted several surface exploration programs including soil sampling, geophysics, and in-fill/delineation drilling. Reverse Circulation (“RC”) and Core (“Diamond Drilling-DD”) drilling on the Property is the principal method of exploration and delineation of gold mineralization. As of December 31, 2023, over 2.44 million meters of drilling in 12,840 drill holes across the Marigold, Buffalo Valley, and other areas have been completed.
During the year ended December 31, 2023, the Company has completed 36,840 meters of infill and 190 drillholes of resource expansion drilling. A total of 31,111 meters (98 drillholes) of drilling were completed at Buffalo Valley in 2023.
Sampling, Analysis, and Data Verification
Since 2014, all exploration samples from Marigold are analyzed at American Assay Laboratories (“AAL”), an ISO 17025 certified facility in Sparks, Nevada or were assayed at Paragon Laboratories (2019-2020). Both AAL and Paragon laboratories are independent from the Company. ALS, Reno is used as umpire check sample analysis. The drill and geochemical samples are collected in accordance with accepted industry standards.
Data verification was completed as part of the generation of the mineral resources estimate. All data collected including but not limited to collar location, downhole survey, geological and analytical data are subject to SSR Mining Quality Assurance, Quality Control (QAQC) procedure.
Capital and Operating Costs
The capital and operating cost estimates derived for Marigold are based on a combination of the data set forth in the Marigold TRS and budgetary estimates and reflect the Company’s current estimates as of December 31, 2023.

As of December 31, 2023, capital costs, exclusive of discretionary exploration, are estimated to be $326.8 million for the life of Marigold and are primarily composed of mine and plant equipment and the associated asset componentization. Estimated operating costs for mine operations include both cash and non-cash costs.

Cost	Total LOM ($M)	5-Year Average per year ($/t)	LOM Average per year ($/t)
Mining	$1,406	$8.72	$8.05
Processing	415	1.95	2.37
Site Support and G&A	199	1.08	1.14
Total Operating Costs	$2,020	$11.75	$11.56
Capital costs and operating costs are provided for mineral property disclosure purposes in accordance with NI 51-102 and, generally, are non-GAAP mining company financial measures. See “Additional Mining Company Financial Information” in this Item 2 for more information.
Costs in individual years may vary significantly as a result of, among other things, current or future nonrecurring expenditures and changes to input costs and exchange rates. Please refer to the Marigold TRS for other key metrics including detailed cash flows by year and net present value computations.
Seabee Gold Operation, Saskatchewan, Canada
The Seabee Gold Operation (“SGO”) is an underground gold mining and milling operation, located in Saskatchewan, Canada. SSR Mining holds a 100% interest in the property through its wholly‑owned subsidiary, SGO Mining Inc., which also acts as operator for SGO.
The total cost of SGO’s gross mineral properties, plant and equipment as of December 31, 2023 was $584.9 million.
Property Description and Location
SGO is located at the north end of Laonil Lake, approximately 125 kilometers north-east of the town of La Ronge, Saskatchewan, Canada. Activities at the property are centered at approximately 55°41’ North latitude and 103°37’ West longitude.
Ore is currently produced from the Santoy underground mine from a ramp access/surface portal and is hauled 14 kilometers to the mill located at the Seabee site. A second underground mine, also having ramp access, was operated from 1991–2018 at Seabee. All ore is processed at the Seabee mill facility, which is located adjacent to the now-closed Seabee mine and has been in operation since 1991. The Seabee mill facility produces gold doré bars that are shipped to a third-party refinery.

574000
580000
586000
592000
598000
604000
6184000
6178000
6172000
6166000
N
S
W
E
Seabee Gold Operation
La Ronge
Saskatoon
Regina
Porky West
Roberts Lake
Porky Lake
Twin Lakes
Pigeon Lake
Pine Lake
Seabee Mine
East Pond
Portage Lake
Bird Lake
Laonil Lake
Santoy Lake
Carruthers Lake
Herbert Island
Zone 7
Gap
Zone 8
Lizard Lake
Club Shoe Lake
G.M. Lake
Packman Lake
Alder Lake
Yin Lake
0
1.5
3
6
9
12
Kilometers
Airphoto source: Esri, Maxar, Earthstar Geographics, and the GIS User Community, World Imagery Basemap, January 09, 2024

The mine is a remote operation. SGO is accessible by fixed-wing aircraft from the towns of LaRonge, Prince Albert, and Saskatoon, SK and during the winter months, typically January through the end of March, a 60 kilometers winter road is also built between the mine site and Brabant Lake, approximately 120 kilometers north of La Ronge.
SGO is comprised of seven mineral leases and 130 mineral claims that cover an area of approximately 73,820 hectares, including the Fisher Property rights. SGO is subject to production and NSR royalties payable to third parties, including certain royalty payments to the Province of Saskatchewan, which are calculated on 10% of net operating profits and are payable once capital and exploration costs are recovered. The other NSR royalty payments are based on specific gold production and/or sales and vary between 1.0% and 3.0% of the value of gold production and/or sales, as applicable.

SGO currently has a valid surface lease with the Province of Saskatchewan, which was amended in March 2010. This surface lease provides land surface rights necessary to carry out the mining, milling and associated operations at the SGO. The existing surface lease is in effect from March 2010 to its expiry date of May 31, 2040.
History
The Laonil Lake region has been intermittently explored since the 1940’s, with the first gold discovery made by prospectors in 1947, with detailed drilling and exploration of the property constituting the SGO conducted from 1947 until construction of the Seabee mill was initiated in the summer of 1990. Mill construction was completed in late 1991 and mining commenced in December 1991. Exploration and production expanded into the Santoy segment of the property through the early 2000s.
The Company acquired the SGO on May 31, 2016. SGO has produced over 1.7 million ounces of gold since production began in 1991.
Geological Setting, Mineralization, and Deposit Types
Northern Saskatchewan forms part of the Churchill Province of the Canadian Shield and has been subdivided into a series of litho-structural crustal units. The SGO is located within the Glennie domain of the Proterozoic Trans-Hudson Orogen. All the main gold deposits at SGO are considered orogenic quartz-vein hosted lode gold deposits. Gold mineralization at the Santoy mine complex is hosted within the Santoy Shear Zone (SSZ); a kilometer scale shear zone with a roughly north-south strike that dips moderately to steeply to the east. Gold mineralization at the Porky deposits occurs along the western margin of the Ray Lake synform within a kilometer scale shear zone, the Pine Lake Shear Zone (PLSZ), that strikes east-southeast and dips moderately to the south.
Mining Operations
There is currently one operating mine as part of SGO, the underground Santoy mine, with ore hauled to the surface and then 14 kilometers to the mill located near the old Seabee mine. Ore is mined from the Santoy 8, Santoy 9, and Hanging Wall vein structures.
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
Infrastructure, Permitting and Compliance Activities
The major infrastructure at the SGO site includes roads, an airstrip, powerhouse and electrical distribution system, mill buildings, and related services facilities, Santoy mine portal and ventilation raises, equipment maintenance facilities, fuel storage, explosive storage, water supply and distribution, water management ponds and water treatment plant, tailings management facilities, administrative buildings and camp accommodation. Electrical power is provided by a transmission line to the site by the provincial power authority, Saskatchewan Power Corporation, connected to a 138 kV hydroelectric power line from Island Falls. The Santoy Mine has one water management structure, which is the Santoy 8 deposit water management pond. Potable water is obtainable locally through SSR’s potable water system at both the Seabee and Santoy mine sites. The site currently uses a slow sand filter system. The current SGO workforce totals 118 employees.
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

Mineral Processing and Metallurgical Testing
SGO was originally developed based on bench-scale metallurgical testwork that characterized the Seabee deposit as a lode gold style of mineralization that was free milling and that would respond to a standard flow sheet employing gravity recovery and cyanidation.
Historical recovery at the Seabee mill was in the 94%–96% range, with routine low levels of losses both in the tailings solids and solution. Future recovery estimates are 98%, based on the recent mill performance with recoveries of more than 98%. These improvements are attributed to the better condition of the leach equipment as well as the restored leach capacity.
Testwork conducted in 2023 on the Porky West deposit show a metallurgical recovery of 96.5%, with a high proportion of recovery coming from gravity processing.
Processing and Recovery Operations
Material has been processed for 30 years in the mill constructed immediately adjacent to the old Seabee mine. The operation was initially developed and operated on diesel power and later connected to the Saskatchewan grid power in 1992. The initial capacity of the mill was 500 tonnes per day, which was later expanded to a nameplate capacity of 1,000 tonnes per day, with the addition of a third grinding mill in 2005. The mill flow sheet is a conventional crushing and grinding circuit employing gravity concentration and cyanide leaching and carbon-in-pulp for recovery and production of gold doré on site.
Capital projects have included the addition of the primary ball mill and the addition of two further Knelson concentrators and Acacia intensive leach gold recovery unit. The current Seabee process plant capacity is nominally 1,320 tonnes per day, or 1,240 tonnes per day annual average. The Seabee operation is characterized by coarse gold, making the gravity recovery circuit critical to the overall gold recovery of the process plant. In recent years, with incorporation of gravity circuit improvements including the Acacia circuit, gold recovery has improved and is typically 98%.
Resource and Reserve Estimates
The following tables present the mineral reserves and mineral resources information for SGO. Additionally, see “Proven and Probable Reserve Estimates by Mineral” in this Item 2 for further information on the mineral resources and mineral reserves for the SGO for the years ended December 31, 2023 and December 31, 2022, and see “Operating Statistics” in this Item 2 for further information on production of the SGO operations for the years ended December 31, 2023 and December 31, 2022. A discussion of the changes in mineral resources and mineral reserves from 2022 to 2023 is also included below.

Seabee Reserves as of December 31, 2023
	Proven			Probable			Proven and Probable
	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Metallurgical
Gold	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Seabee (UG)(1)(2)	238	6.00	46	1,815	5.01	292	2,053	5.13	338	96%
Seabee Stockpile	13	11.24	5	—	—	—	13	11.24	5	96%
(1)Seabee Mineral Reserves are reported using $1,600/oz gold and cut-off grade of 2.85 g/t gold for production stopes and cut-off grade of 1.86g/t for development. Processing recoveries vary based on the feed grade. The average recovery is estimated to be 96.4%. The Mineral Reserve estimates were prepared in accordance with S-K 1300.
(2)Seabee Mineral Reserves includes Santoy 8, Santoy 9, and Hanging Wall lodes.
Mineral Reserve Estimates at Seabee as of December 31, 2023 decreased compared to December 31, 2022. Proven and Probable contained gold ounces decreased by 138 koz. Factors contributing to the change include: (i) re-interpretation of the mineralized envelopes using the most updated drill hole information, (ii) change to optimization parameters in terms of cost changes and cut-off grade, and (iii) depletion.

Seabee Resources as of December 31, 2023
	Measured			Indicated			Measured and Indicated			Inferred
	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold
Gold	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Seabee (UG)(1)	92	5.50	16	1,466	4.30	202	1,558	4.36	218	2,747	5.20	463
(1)Seabee Mineral Resources are reported using $1,750/oz gold and a cut-off grade of 2.61 g/t gold. Mineral Resources are exclusive of Mineral Reserves. The Mineral Resource estimate was prepared in accordance with S-K 1300.
(2)Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
Mineral Resources exclusive of Mineral Reserves at Seabee as of December 31, 2023 decreased compared to December 31, 2022. Measured and Indicated contained gold ounces decreased by 101 koz and Inferred gold ounces decreased by 73 koz. Factors contributing to the changes include: (i) addition of Porky West as part of Mineral Resources, (ii) re-interpretation of the mineralized envelopes using the most updated drill hole information, (iii) change to optimization parameters with regards to cost, cut-off grade and use of stope optimizer to report resources, and (iv) depletion.
Exploration and Drilling
Since acquiring the property, the Company has conducted several surface and underground exploration programs including soil sampling, geophysics, and in-fill/delineation drilling. Core (“Diamond Drilling-DD”) drilling on the Property is the principal method of exploration and delineation of gold mineralization.
During the year ended December 31, 2023, the Company has completed a total of 45 drillholes totaling 21,357 meters from surface and 278 drillholes totaling 49,748 meters from underground drilling at the Santoy mine complex.
During the year ended December 31, 2023, the company has completed a total of 134 drillholes totaling 48,645 meters of drilling at Porky West deposit. The main objective of this drilling was to expand the footprint of mineralization. Mineral Resource at Porky West is open at depth and along strike. An exploration plan is in place to increase the Mineral Resource footprint and continue infill drilling in 2024.
To date, drilling completed on the SGO property (by SSR and previous operators) includes 2,654 surface drillholes totaling 619,039 meters and 6,714 underground drillholes totaling 1,249,777 meters.
Sampling, Analysis, and Data Verification
All drill samples in respect of the Seabee Gold Operation underground drilling program and some samples from the surface program were assayed by our on-site non-accredited assay laboratory, which is not independent from the Company. In 2023, surface drilling samples not analyzed by the on-site assay laboratory were analyzed at Saskatchewan Research Council (“SRC”), formerly TSL Laboratories Inc. (“TSL”) in Saskatoon, Saskatchewan, which also serves as the QAQC laboratory for our onsite lab or at ALS laboratories, Vancouver. Both laboratories are independent of SSR. Duplicate check assays were conducted at site and SRC, which is independent from the Company. Mean results of the spot checks were consistent with those reported. Sampling interval was established by minimum or maximum sampling lengths and geological and/or structural criteria.
Data verification was completed as part of the generation of the mineral resources estimate and all data collected including but not limited to collar location, downhole survey, geological and analytical data are subject to SSR Mining Quality Assurance, Quality Control (“QAQC”) procedures.
Capital and Operating Costs
As of December 31, 2023, capital costs are estimated to be $125.8 million for the life of the SGO LOM and are primarily composed of capital development costs. Estimated operating costs for mine operations include both cash and non-cash costs.

Cost	Total (US$M)	LOM Average ($/t Milled)
Mining	$130	$63.36
Surface Haulage	16	8.00
Milling and Fixed Plant	50	24.25
General & Administrative	117	57.11
Total Operating Costs	$313	$152.72
Capital costs and operating costs are provided for mineral property disclosure purposes in accordance with NI 51-102 and are mining company financial measures. See “Additional Mining Company Financial Information” in this Item 2 for more information.
Costs in individual years may vary significantly as a result of, among other things, current or future nonrecurring expenditures, and changes to input costs and exchange rates. Please refer to the Seabee TRS for other key metrics including detailed cash flows by year and net present value computations.
Puna, Jujuy Province, Argentina
The Puna property (“Puna”) comprises the Chinchillas property and the Pirquitas property, both of which are located the Jujuy Province in far north Argentina. SSR Mining holds 100% interest in Puna through its subsidiary, Puna Operations Inc., which also operates the project.
The total cost of Puna’s gross mineral properties, plant, and equipment as of December 31, 2023 was $402.0 million.
Property Description and Location
The Chinchillas property is located in the Puna region of northwestern Argentina, in the province of Jujuy, department of Rinconada, approximately 290 kilometers northwest of San Salvador de Jujuy. The property is most conveniently accessible from the provincial capital of San Salvador de Jujuy via National Route No. 9, leading northward along the Humahuaca River to the town of Abra Pampa, then via Provincial Route No. 7 for 66 kilometers and Provincial Route No. 70, passing through the village of Santo Domingo. Elevation of the property ranges from 4,000–4,200 meters above sea level. The property is centered at approximately 22°30’ South latitude and 66°16’ West longitude.
The Pirquitas Property is also located in the Rinconada Department in the Province of Jujuy, approximately 45 kilometers southwest of the Chinchillas Property and approximately 335 kilometers northwest of San Salvador de Jujuy. Elevation of the property ranges from 4,000–4,450 meters above sea level. Activities at the property are centered at approximately 22°42’ South latitude and 66°29’ West longitude.

Bolivia
Argentina
N
Rinconada
Chinchillas claim
Pirquitas claim
Antiguyo
Abra Pampa
Cochinoca
SSR claims
Argentina
Legend
Country border
Major roads
Major towns
SSR claims
710000
720000
730000
740000
750000
760000
770000
780000
790000
800000
810000
820000
830000
840000
7540000
7530000
7520000
7510000
7500000
7490000
7480000
7470000
7460000
7450000

The Chinchillas property is composed of three contiguous claims, totaling 2,043 hectares. The Pirquitas property comprises 54 exploitation concessions that cover an area of approximately 9,742 hectares. All the exploitation concessions are valid and in good standing.

Ore from the Chinchillas mine is transported approximately 45 kilometers to the Pirquitas plant for processing. Concentrates produced at Puna are subject to a maximum 3% ‘mouth of mine value’ royalty that is payable to the Province of Jujuy. This royalty payment is based on the net recoverable value of the contained metals less certain operating costs.
History
Chinchillas was first prospected and mined in small scale in the eighteenth century by Jesuit missionaries. An initial mining concession was granted in 1956, with small scale production beginning in 1968 and continuing through 1982. Sporadic exploration and sampling programs were conducted at Chinchillas between 1982 and the mid-2010’s. Between the 1930’s and 1995 multiple small mining operations recovered silver and tin from placer and vein deposits in the vicinity of the Pirquitas mine. Comprehensive mineral exploration was conducted on the property between 1995 and 2000. The Pirquitas mine was formally inaugurated in April 2009, with commercial production starting in December of that year. Mining was completed in mid-January 2017. The Pirquitas processing plant has been in continuous operation since 2009.
Geological Setting, Mineralization, and Deposit Types
The Chinchillas and Pirquitas deposits are considered part of the Bolivian tin-silver–zinc belt that extends from the San Rafael tin-copper deposit in southern Peru into the Puna region of Jujuy. Deposits with similar styles of mineralization include San Cristóbal, Potosí, and Pulacayo. These deposits are characterized by dacite dome complexes with mineralization hosted in shears and breccias within the dacite domes or within shears and breccias within the host rocks. More rarely, as in the case of the Chinchillas Property and San Cristóbal, the deposits morphology includes flat-lying manto bodies within sedimentary and pyroclastic rocks. All the deposits have large vertical extents.
Significant silver-lead-zinc mineralization occurs in five principal areas at the Chinchillas: the Silver Mantos and Mantos Basement zones in the west part of the Project, the Socavon del Diablo and Socavon Basement zones in the east and Melina to the northeast.
Mining Operations
The Chinchillas deposit is mined as a conventional open pit operation. In-pit haulage for both ore and waste utilizes 100 tonne haul trucks. Ore is mined in five-meter benches and stockpiled in a staging area close to the pit. In the staging area, ore is loaded onto 35 tonne road trucks and transported to the processing facility at Pirquitas. Low-grade ore is stockpiled near the pit rim for processing at the end of mine life. Waste rock is hauled to on-site rock storage facilities.
Infrastructure, Permitting, and Compliance Activities
Electricity at Chinchillas is supplied through power lines from natural gas generators at Pirquitas. Water for mining operations is drawn from wells, while bottled potable water is imported to site. Non-potable water is pumped from a diversion upstream of the open pit for use at the camp. Infrastructure at Chinchillas consists of technical offices, maintenance facilities, and limited camp and medical facilities. The current Puna workforce totals 853 employees.
Pirquitas is a permitted commercial mine and processing facility, operated by SSR Mining since December 2009, with infrastructure that includes a processing plant, a tailings facility, a fully serviced workers camp sufficient for approximately 670 personnel, a communications system including cellular and intranet access, office buildings, wastewater treatment facilities, organic waste landfill, and recycling center. Electricity is produced from natural gas generators at Pirquitas.
Government permits required to conduct exploration, drilling, and processing at Puna have been obtained.

Mineral Processing and Metallurgical Testing
The metallurgical development of Chinchillas ore types commenced in 2013 and continued through 2023. There have been six different test work programs that have been carried out on the Chinchillas ore. The latest test campaign wrapped up in 2023, which further tested the Socavon and Melina targets; this test work split the flow sheets based on the Zn to Pb ratio. The Pirquitas process plant operating performance since commencement on Chinchillas ores is used to provide the concentrate grade recovery and mass pull relationships. The recovery is variable based on the head grade and the average is 96.7% for silver, 93.2% for lead and 38.9% for zinc.
For the Pirquitas deposit, historical process plant operating performance was used to provide the concentrate grade recovery and mass pull relationships. The recovery is variable based on the head grade and the average is 82.7% for silver and 53.7% for zinc; there is insignificant lead recovery at Pirquitas.
Processing and Recovery Operations
The Pirquitas processing plant consists of crushing, grinding, and froth flotation to produce two products, silver-lead and zinc concentrates. These two product concentrates are bagged separately in one tonne bags and transported to Buenos Aires by truck for export to smelters. The Pirquitas process plant has continued to improve performance from the expected 4,000 tonnes per day feed capacity to 5,000 tonnes per day achieved in 2023.
Resource and Reserve Estimates
The following tables present the mineral reserves and mineral resources information for Puna. Additionally, see “Proven and Probable Reserve Estimates by Mineral” in this Item 2 for further information on the mineral resources and mineral reserves for Puna for the years ended December 31, 2023 and December 31, 2022, and see “Operating Statistics” in this Item 2 for further information on production of the Puna operations for the years ended December 31, 2023 and December 31, 2022. A discussion of the changes in mineral resources and mineral reserves from 2022 to 2023 is also included below.

Puna Reserves as of December 31, 2023
	Proven			Probable			Proven and Probable
	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Metallurgical
Silver	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Chinchillas (OP)(1)(2)	1,129	164.70	5,980	2,417	160.44	12,469	3,547	161.79	18,449	96%
Chinchillas (Stockpile)	—	—	—	620	111.80	2,228	620	111.80	2,228	96%

	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Metallurgical
Lead	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	Recovery
Chinchillas (OP)(1)(2)	1,129	1.42	35.3	2,417	1.23	65.4	3,547	1.29	100.7	93%
Chinchillas (Stockpile)	—	—	—	620	0.88	12.1	620	0.88	12.1	93%

	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Metallurgical
Zinc	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	Recovery
Chinchillas (OP)(1)(2)	1,129	0.21	5.3	2,417	0.20	10.8	3,547	0.21	16.1	39%
Chinchillas (Stockpile)	—	—	—	620	0.32	4.4	620	0.32	4.4	39%
(1)Chinchillas Mineral Reserves are reported at NSR cut off value of $48.97/t which incorporates appropriate metallurgical recoveries and includes lead and zinc attributable metals. The Mineral Reserve estimates were prepared in accordance with S-K 1300.
(2)Chinchillas processing recoveries vary based on the feed grade. The average recovery is estimated to be 95.7% for silver, 93.2% for lead and 38.9% for zinc.
Mineral Reserve Estimates at Puna as of December 31, 2023 decreased compared to December 31, 2022. Proven and Probable contained silver ounces decreased by 12.4 Moz. Factors contributing to the change include: (i) change to optimization parameters in terms of cost changes and change to cut-off grade, and (ii) depletion.

Puna Resources as of December 31, 2023
	Measured			Indicated			Measured and Indicated			Inferred
	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver
Silver	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Chinchillas(OP)(1)	1,856	116.43	6,948	6,618	113.10	24,065	8,474	113.83	31,012	1,509	93.46	4,536
Chinchillas (Low Grade Stockpile)(1)	—	—	—	357	70.00	803	357	70.00	803	—	—	—
Pirquitas (UG)(2)	1,259	349.90	14,162	1,221	250.40	9,831	2,480	300.91	23,992	1,320	194.90	8,273

	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Tonnes	Grade	Lead
Lead	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)
Chinchillas(OP)(1)	1,856	1.06	43.4	6,618	1.02	148.8	8,474	1.03	192.1	1,509	0.72	24.0
Chinchillas (Low Grade Stockpile)(1)	—	—	—	357	0.51	4.0	357	0.51	4.0	—	—	—

	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc
Zinc	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)
Chinchillas(OP)(1)	1,856	0.29	11.8	6,618	0.46	67.4	8,474	0.42	79.2	1,509	0.45	15.0
Chinchillas (Low Grade Stockpile)(1)	—	—	—	357	0.58	4.6	357	0.58	4.6	—	—	—
Pirquitas (UG)(2)	1,259	6.46	179.3	1,221	5.22	140.5	2,480	5.85	319.8	1,320	7.28	211.9
(1)Chinchillas Mineral Resource are contained within a pit shell generated using an NSR cut-off of $37.91. Metallurgical recoveries vary based on the grade and on average are 95.5% silver, 92.1% lead, and 55% zinc. Mineral Resources are exclusive of Mineral Reserves. The Mineral Resource estimate was prepared in accordance with S-K 1300.
(2)Pirquitas UG Mineral Resources are contained within underground mining shapes in San Miguel, Potosi, Oploca, and Cortaderas veins based on an NSR cut-off on $110/t and are reported using a silver metal price of $22.00/oz, $0.95/lb lead, and $1.15/lb zinc. The cut-off grade includes lead and zinc attributable metal and is calculated at $110/t. Metallurgical recoveries vary with grade and on average are 82.7% silver and 53.7% for zinc. There are no Mineral Reserves in Pirquitas.
(3)Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
Mineral Resources exclusive of Mineral Reserves at Puna as of December 31, 2023 increased compared to December 31, 2022. Measured and Indicated contained silver ounces increased by 12.9 Moz and Inferred silver ounces increased by 5.2 Moz. Factors contributing to the changes include: (i) addition of Mineral Resources due to Resource expansion drilling at Chinchillas and Pirquitas, (ii) re-interpretation of the mineralized envelopes using the most updated drill hole information, (iii) change to optimization parameters with regards to metal price, cost and change in cut-off grade, and (iv) depletion.
Exploration and Drilling
At Chinchillas, exploration programs included geological mapping, geophysical surveying, and diamond drilling to identify and delineate mineralized areas. At Pirquitas, exploration programs included geological mapping, geophysical surveying, underground rock sampling, and multiple programs of RC and diamond drilling.

In 2023, exploration drilling was conducted on the Chinchillas and Pirquitas properties. During the year ended December 31, 2023, the Company has completed a total of 45 drillholes totaling 5,850 meters at Chinchillas. Drilling was completed within and around the margin of the open pit operation and focused on reconciliation and resource expansion, as well as testing a series of high potential targets within 1.5 kilometers of the operation. Areas tested include Socavon Del Diablo and Melina on the eastern and northern rims, respectively, of the Chinchillas volcanic dome complex, evaluating targets hosted within both volcanic rocks and the adjacent brecciated sedimentary rocks.
During the year ended December 31, 2023, a total of 29 drillholes totaling 12,806 meters was completed at Pirquitas. Drilling focused on the Cortaderas breccia, the Hanging Wall zone, and the North Potosi breccia beneath the northwest section of the San Miguel pit.
Sampling, Analysis, and Data Verification
Historically the samples have been assayed at ALS-Peru, Alex Stewart, Argentina SA, SGS Chile and AAL laboratories. In 2022 samples were sent to the ALS Mendoza laboratory, where the physical preparation of the samples was performed. The majority of the analyses were carried out in the ALS laboratory in Lima, Peru with the samples being transported by intercompany transfer.
The 2023 samples were analyzed by Alex Stewart International, with the physical preparation carried out in Palpala, Jujuy, and the chemical analysis performed in Mendoza. Sample shipment between Jujuy and Mendoza was managed by Alex Stewart following arrival in Jujuy.
Both Alex Stewart and ALS are international laboratories certified under ISO 9001:2008, ISO 17025:2008, and ISO 14001: 2004. Alex Stewart and ALS are independent from SSR Mining. Data verification was completed as part of the generation of the mineral resources estimate. All data collected, including but not limited to, collar location, downhole survey, geological and analytical data are subject to SSR Mining Quality Assurance, Quality Control (“QAQC”) procedure.
Capital and Operating Costs
As of December 31, 2023, capital costs, exclusive of discretionary exploration, are estimated to be $85.1 million for the life of Puna and are primarily composed of final closure and reclamation costs. Estimated operating costs for mine operations include both cash and non-cash costs.
Estimated operating costs for mine operations include both cash and non-cash costs.

Cost	Total ($M)	LOM Average ($/t milled)
Mining	$52	$12.52
Processing	141	33.75
General and Administrative	59	14.12
Total Operating Costs	$252	$60.39
Capital costs and operating costs are provided for mineral property disclosure purposes in accordance with NI 51-102 and are mining company financial measures. See “Additional Mining Company Financial Information” in this Item 2 for more information.
Costs in individual years may vary significantly as a result of, among other things, current or future nonrecurring expenditures, and changes to input costs and exchange rates. Please refer to the Puna TRS for other key metrics including detailed cash flows by year and net present value computations.

Internal Controls over the Mineral Reserves and Mineral Resources Estimation Process
The Company has internal controls over the mineral reserves and mineral resources estimation processes that result in reasonable and reliable estimates aligned with industry practice and reporting regulations. Annually, the Qualified Persons and other employees review the estimates of mineral reserves and mineral resources, the supporting documentation, and compliance to the internal controls, and, based on their review of such information, recommend approval to use the mineral reserve and mineral resource estimates to our senior management. The Company’s controls utilize management systems including but not limited to, formal quality assurance and quality control protocols, standardized procedures, workflow processes, supervision and management approval, internal and external reviews and audits, reconciliations, and data security covering record keeping, chain of custody and data storage.
The Company’s systems also cover exploration activities, sample preparation and analysis, data verification, mineral processing, metallurgical testing, recovery estimation, mine design and sequencing, and mineral reserve and resource evaluations, with environmental, social and regulatory considerations. The Company’s quality assurance and control protocols over sampling and assaying of drill hole samples include insertion of blind samples consisting of standards, blanks, and duplicates in the primary sample streams, as well as selective sample validation at secondary laboratories.
These controls and other methods help to validate the reasonableness of the estimates. The effectiveness of the controls are reviewed periodically to address changes in conditions and the degree of compliance with policies and procedures. Refer to Item 1A. “Risk Factors” for discussion of risks associated with our estimates of mineral reserves and mineral resources.

Proven and Probable Reserve Estimates by Mineral
The following information has not taken into account the impact of the Çöpler Incident. The following information about Çöpler is historical in nature and is as of December 31, 2023 only. As described in “Item 1. Çöpler Incident,” all operations at Çöpler have ceased following the Çöpler Incident and we are unable to determine at this time when operations at Çöpler will resume, if at all. We have not determined that, if we resume operations at Çöpler, the proven and probable reserve estimates by mineral for Çöpler presented below continues to be accurate or will be accurate at such time as the Company resumes operations at Çöpler.
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
The proven and probable Mineral Reserves presented herein are estimates based on information available at the time of calculation. No assurance can be given that the indicated levels of recovery of gold, silver, copper, lead, and zinc will be realized. Ounces of gold or silver, or pounds of copper, lead or zinc in the proven and probable Mineral Reserves are calculated without regard to any losses during metallurgical treatment. Mineral Reserves estimates may require revision based on actual production experience. Market price fluctuations of gold, silver, copper, lead, and zinc, as well as increased cost of sales or reduced metallurgical recovery rates, could render proven and probable Mineral Reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a decrease in actual recovery as compared to the Mineral Reserves reported herein.
The Mineral Reserves presented below as of December 31, 2023 and December 31, 2022 have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) Regulation S-K subpart 1300 rules for Property Disclosures for Mining Registrants (“S-K 1300”), and have been approved by the Qualified Persons. Mineral Reserves metal prices used for preparation of the 2023 Reserve estimate, which were selected, in each case, by the Qualified Persons are: $1,450 per gold ounce, $18.50 per silver ounce, $0.90 per lead pound, $1.05 per zinc pound, and $3.30 per copper pound unless otherwise stated. The Mineral Reserves metal price assumptions for 2022 report are: $1,350 per gold ounce, $18.50 per silver ounce, $0.90 per lead pound, $1.05 per zinc pound and $3.30 per copper pound unless otherwise stated.
The point of reference for Mineral Reserves is the point of feed into the processing facility for all projects except for Marigold and Çöpler Heap Leach ore, which is entry into the carbon columns in the processing facility.
Metals shown in the table are contained metals in ore mined and processed.
Tonnage is metric tonnes, ounces represent troy ounces, and g/t represents grams per metric tonne.
Figures may vary due to rounding.
The following tables summarize the Company’s estimated gold reserves attributable to SSR Mining’s ownership or economic interest as of December 31, 2023 and December 31, 2022 for each of its production and exploration assets.

Gold Reserves as of December 31, 2023
			Proven			Probable			Proven and Probable
		SSR	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Metallurgical
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Çöpler (OP)*(1)(2)(3) (4)	Türkiye	80%	12,701	2.25	920	30,498	2.44	2,394	43,198	2.39	3,314	86%
Çöpler Stockpile*	Türkiye	80%	—	—	—	10,753	2.04	706	10,753	2.04	706	90%
Çöpler Heap Leach Inventory*	Türkiye	80%	—	—	—	—	—	49	—	—	49	67%
Marigold (OP)(5)	United States	100%	—	—	—	150,700	0.52	2,496	150,700	0.52	2,496	74%
Marigold Stockpile	United States	100%	—	—	—	18,600	0.14	85	18,600	0.14	85	77%
Marigold (leach pad inventory)	United States	100%	—	—	—	—	—	282	—	—	282	71%
Seabee (UG)(6)(7)	Canada	100%	238	6.00	46	1,815	5.01	292	2,053	5.13	338	96%
Seabee Stockpile	Canada	100%	13	11.24	5	—	—	—	13	11.24	5	96%
			12,952	2.33	971	212,365	0.87	6,304	225,318	0.96	7,275
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See “Item 1. Çöpler Incident.”
(1)Çöpler Mineral Reserves includes reserves from Çöpler Mine and Greater Cakmaktepe.
(2)Mineral Reserves shown are SSR ownership share only. SSR owns 80% of both Anagold and Kartaltepe licenses.
(3)Mineral Reserve cut-offs are based on $1,450/oz gold price. Metallurgical gold recoveries for heap leach oxide and grind leach varies between 40-78% and 53-90%, respectively, based on lithology, while for sulfide, it is 81-91%. All cut-off values include allowance for royalty payable. Heap leach oxide uses a NSR cut-off $21.32/t, grind leach uses a NSR cut-off value of $ 21.77/t, while sulfide ore uses a cut-off grade of $45.58/t.
(4)Ore definitions: oxide and grind leach material are defined as material <2% total sulfur, and sulfide material is ≥2% total sulfur.
(5)Marigold Mineral Reserves are reported at a cut-off grade of 0.069 g/t payable gold (gold assay factored for metallurgical recovery, royalty, and net proceeds). No mining dilution is applied to the grade of the Mineral Reserves. Dilution intrinsic to the Mineral Reserves estimate is considered sufficient to represent the mining selectivity considered.
(6)Seabee Mineral Reserves are reported using $1,600/oz gold and a cut-off grade of 2.85 g/t gold for production stopes and 1.86g/t for development. Processing recoveries vary based on the feed grade. The average recovery is estimated to be 96.4%.
(7)Seabee Mineral Reserves includes Santoy 8, Santoy 9, and Hanging Wall lodes.

Gold Reserves as of December 31, 2022
			Proven			Probable			Proven and Probable
		SSR	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Metallurgical
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Çöpler (OP)*(1)(2)(3) (4)	Türkiye	80%	7,166	2.56	590	40,524	2.03	2,648	47,690	2.11	3,238	84%
Çöpler Stockpile*	Türkiye	80%	—	—	—	10,605	2.18	745	10,605	2.18	745	91%
Marigold (OP)(5)	United States	100%	—	—	—	185,703	0.48	2,842	185,703	0.48	2,842	75%
Marigold (leach pad inventory)	United States	100%	—	—	—	—	—	314	—	—	314	74%
Seabee (UG)(6)(7)	Canada	100%	86	7.71	21	2,243	6.30	455	2,329	6.35	476	98%
Seabee Stockpile	Canada	100%	—	—	—	16	10.00	5	16	10.00	5	98%
			7,252	2.62	611	239,091	0.87	7,009	246,343	0.92	7,620
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See“Item 1. Çöpler Incident.”
(1)Çöpler Mineral Reserves includes reserves from Çöpler Mine, Cakmaktepe and Çakmaktepe Extension.
(2)Mineral Reserves shown are SSR ownership share only. SSR owns 80% of both Anagold and Kartaltepe licenses.
(3)Mineral Reserve cut-offs are based on $1,350/oz gold price. The average oxide recoveries are 61% and average sulfide recoveries are 91%. All cut-off values include allowance for royalty payable. There are no credits for silver or copper in the cut-off calculations. Oxide cutoff grades vary between 0.44-0.80 g/t gold and sulfide cutoff grades vary between 1.05-1.11 g/t gold.
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
(7)Seabee Mineral Reserves includes Santoy 8, Santoy 9, and Gap Hanging Wall (“GHW”) lodes.

The following tables summarize the Company’s estimated silver reserves attributable to SSR Mining’s ownership or economic interest as of December 31, 2023 and December 31, 2022 for each of its production and exploration assets:

Silver Reserves as of December 31, 2023
			Proven			Probable			Proven and Probable
		SSR	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Metallurgical
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Çöpler (OP)*(1)(2)(3)(4)	Türkiye	80%	12,701	4.10	1,675	30,498	4.54	4,454	43,198	4.41	6,129	8%
Chinchillas (OP)(5)(6)	Argentina	100%	1,129	164.70	5,980	2,417	160.44	12,469	3,547	161.79	18,449	96%
Chinchillas (Stockpile)	Argentina	100%	—	—	—	620	111.80	2,228	620	111.80	2,228	96%
			13,830	17.22	7,655	33,535	17.76	19,151	47,365	17.60	26,806
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See “Item 1. Çöpler Incident.”
(1)Çöpler Mineral Reserves includes reserves from Çöpler Mine and Greater Cakmaktepe.
(2)Mineral Reserves shown are SSR ownership share only. SSR owns 80% of both Anagold and Kartaltepe licenses.
(3)Mineral Reserve cut-offs are based on $1,450/oz gold price; Metallurgical silver recoveries for heap leach and grind leach oxide varies between 0% and 54% based on lithology. Metallurgical recovery for sulfide varies between 0% and 3%. All cut-off values include allowance for royalty payable. Heap leach oxide uses a NSR cut-off $21.32/t, grind leach uses a NSR cut-off value $21.77/t, while sulfide ore uses a cut-off grade of $45.58/t.
(4)Ore definitions: oxide and grind leach material are defined as material <2% total sulfur, and sulfide material is ≥2% total sulfur.
(5)Chinchillas Mineral Reserves are reported at NSR cut off value of $48.97/t which incorporates appropriate metallurgical recoveries and includes lead and zinc attributable metals.
(6)Chinchillas processing recoveries vary based on the feed grade. The average recovery is estimated to be 95.7% for silver.

Silver Reserves as of December 31, 2022
			Proven			Probable			Proven and Probable
		SSR	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Metallurgical
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Çöpler (OP)*(1)(2)(3)(4)	Türkiye	80%	7,166	4.11	947	40,524	4.48	5,834	47,690	4.42	6,781	9%
Chinchillas (OP)(5)(6)	Argentina	100%	1,818	163.51	9,556	4,393	155.26	21,927	6,211	157.68	31,483	98%
Chinchillas (Stockpile)	Argentina	100%	—	—	—	412	123.75	1,639	412	123.75	1,639	98%
			8,984	36.36	10,503	45,329	20.17	29,400	54,313	22.85	39,903
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See “Item 1. Çöpler Incident.”
(1)Çöpler Mineral Reserves includes reserves from Çöpler Mine, Cakmaktepe and Çakmaktepe Extension.
(2)Mineral Reserves shown are SSR ownership share only. SSR owns 80% of both Anagold and Kartaltepe licenses.
(3)Mineral Reserve cut-offs are based on $1,350/oz gold price. The average oxide recoveries are 61% and average sulfide recoveries are 91%. The weighted average gold recovery is 84%. All cut-off values include allowance for royalty payable. There are no credits for silver or copper in the cut-off calculations. Oxide cutoff grades vary between 0.44-0.80 g/t gold and sulfide cutoff grades vary between 1.05-1.11 g/t gold.
(4)There are no sulfide Mineral Reserves at Çakmaktepe and Bayramdere.
(5)Chinchillas Mineral Reserves are reported at NSR cut off value of $44.11/t which incorporates appropriate metallurgical recoveries and includes lead and zinc attributable metals.
(6)Chinchillas processing recoveries vary based on the feed grade. The average recovery is estimated to be 98% for silver.

The following tables summarize the Company’s estimated lead reserves attributable to SSR Mining’s ownership or economic interest as of December 31, 2023 and December 31, 2022 for each of its production and exploration assets:

Lead Reserves as of December 31, 2023
			Proven			Probable			Proven and Probable
		SSR	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Metallurgical
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	Recovery
Chinchillas (OP)(1)(2)	Argentina	100%	1,129	1.42	35.3	2,417	1.23	65.4	3,547	1.29	100.7	93%
Chinchillas Stockpile	Argentina	100%	—	—	—	620	0.88	12.1	620	0.88	12.1	93%
			1,129	1.42	35.3	3,037	1.16	77.4	4,167	1.23	112.8
(1)Chinchillas Mineral Reserves are reported at NSR cut off value of $48.97/t which incorporates appropriate metallurgical recoveries and includes silver and zinc attributable metals.
(2)Chinchillas processing recoveries vary based on the feed grade. The average recovery is estimated to be 93.2% for lead.

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
(1)Chinchillas Mineral Reserves are reported at NSR cut off value of $44.11/t which incorporates appropriate metallurgical recoveries and includes silver and zinc attributable metals.
(2)Chinchillas processing recoveries vary based on the feed grade. The average recovery is estimated to be 95% for lead.

The following tables summarize the Company’s estimated zinc reserves attributable to SSR Mining’s ownership or economic interest as of December 31, 2023 and December 31, 2022 for each of its production and exploration assets:

Zinc Reserves as of December 31, 2023
			Proven			Probable			Proven and Probable
		SSR	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Metallurgical
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	Recovery
Chinchillas (OP)(1)(2)	Argentina	100%	1,129	0.21	5.3	2,417	0.20	10.8	3,547	0.21	16.1	39%
Chinchillas Stockpile	Argentina	100%	—	—	—	620	0.32	4.4	620	0.32	4.4	39%
			1,129	0.21	5.3	3,037	0.23	15.2	4,167	0.22	20.5
(1)Chinchillas Mineral Reserves are reported at NSR cut off value of $48.97/t which incorporates appropriate metallurgical recoveries and includes silver and lead attributable metals.
(2)Chinchillas processing recoveries vary based on the feed grade. The average recovery is estimated to be 38.9% for zinc.

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
(1)Chinchillas Mineral Reserves are reported at NSR cut off value of $44.11/t which incorporates appropriate metallurgical recoveries and includes silver and lead attributable metals.
(2)Chinchillas processing recoveries vary based on the feed grade. The average recovery is estimated to be 63% for zinc.

The following tables summarize the Company’s estimated copper reserves attributable to SSR Mining’s ownership or economic interest as of December 31, 2023 and December 31, 2022 for each of its production and exploration assets:

Copper Reserves as of December 31, 2023
			Proven			Probable			Proven and Probable
		SSR	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Metallurgical
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	Recovery
Çöpler (OP)*(1)(2)(3)(4)(5)(6)	Türkiye	80%	12,701	0.04	11.6	30,498	0.02	15.7	43,198	0.03	27.3	0.4%
			12,701	0.04	11.6	30,498	0.02	15.7	43,198	0.03	27.3
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See “Item 1. Çöpler Incident.”
(1)Çöpler Mineral Reserves includes reserves from Çöpler Mine and Greater Çakmaktepe.
(2)Mineral Reserves shown are SSR ownership share only. SSR owns 80% in both Anagold and Kartaltepe licenses.
(3)Mineral Reserve cut-offs are based on $1,450/oz gold price; average oxide recoveries are 73% and average sulfide recoveries are 91%. The weighted average gold recovery is 84%. All cut-off values include allowance for royalty payable. Heap leach oxide uses a NSR cut-off $21.32/t, grind leach uses a NSR cut-off value $21.77/t, and sulfide ore uses a cut-off grade of $45.58/t.
(4)Ore definitions: oxide heap leach and grind leach material are defined as material <2% total sulfur, and sulfide material is ≥2% total sulfur.
(5)Copper oxide recoveries are 6%.
(6)There are no copper recoveries in sulfide material.

Copper Reserves as of December 31, 2022
			Proven			Probable			Proven and Probable
		SSR	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Metallurgical
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	Recovery
Çöpler (OP)*(1)(2)(3)(4)(5)(6)	Türkiye	80%	7,166	—	0.2	40,524	0.01	6.7	47,690	0.01	6.9	2%
			7,166	—	0.2	40,524	0.01	6.7	47,690	0.01	6.9
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See “Item 1. Çöpler Incident.”
(1)Çöpler Mineral Reserves includes reserves from Çöpler Mine, Çakmaktepe and Çakmaktepe Extension.
(2)Mineral Reserves shown are SSR ownership share only. SSR owns 80% in both Anagold and Kartaltepe licenses.
(3)Mineral Reserve cut-offs are based on $1,350/oz gold price. The average oxide recoveries are 61% and average sulfide recoveries are 91%. All cut-off values include allowance for royalty payable. There are no credits for silver or copper in the cut-off calculations. Oxide cutoff grades vary between 0.44-0.80 g/t gold and sulfide cutoff grades vary between 1.05-1.11 g/t gold.
(4)There are no sulfide Mineral Reserves at Çakmaktepe.
(5)There is no copper recovery in sulfide material.
(6)Copper oxide recoveries are 2%.

Resource Estimates by Mineral
The following information has not taken into account the impact of the Çöpler Incident. The following information about Çöpler is historical in nature and is as of December 31, 2023 only. As described in “Item 1. Business - Çöpler Incident,” all operations at Çöpler have ceased following the Çöpler Incident and we are unable to determine at this time when operations at Çöpler will resume, if at all. We have not determined that, if we resume operations at Çöpler, the resource estimates by mineral for Çöpler presented below continues to be accurate or will be accurate at such time as the Company resumes operations at Çöpler.
Mineral Resources are presented exclusive of Mineral Reserves. Due to the uncertainty that may be attached to Inferred Mineral Resources, it cannot be assumed that all or any part of an Inferred Mineral Resource will be upgraded to an Indicated or Measured Mineral Resource as a result of continued exploration.
The Mineral Resources presented below as of December 31, 2023 have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) Regulation S-K subpart 1300 rules for Property Disclosures for Mining Registrants (“S-K 1300”), and have been approved by the Qualified Persons. Mineral Resources metal prices used for preparation of the 2023 Resource estimate, which were selected, in each case, by the applicable Qualified Persons for each property, are: $1,750 per gold ounce, $22.00 per silver ounce, $0.95 per lead pound, $1.15 per zinc pound, and $3.95 per copper pound unless otherwise stated. The Mineral Resource metal price assumptions for 2022 report are: $1,750 per gold ounce, $22.00 per silver ounce, $0.95 per lead pound, $1.15 per zinc pound, and $3.95 per copper pound unless otherwise stated.
The point of reference for Mineral Resources is the point of feed into the processing facility for all projects except for Marigold and Çöpler Heap Leach ore, which is entry into the carbon columns in the processing facility.
Metals shown in the tables below are contained metals in ore mined and processed.
Tonnage is metric tonnes, ounces represent troy ounces, and g/t represents grams per metric tonne.
Figures may vary due to rounding.

The following tables summarize the Company’s estimated gold resources exclusive of Mineral Reserves attributable to SSR Mining’s ownership or economic interest as of December 31, 2023 and December 31, 2022 for each of its production and exploration assets:

Gold Resources as of December 31, 2023
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Çöpler (OP)* (1)(2)(3)(4)(5)(6)(7)	Türkiye	80%	8,605	1.15	319	18,572	1.22	729	27,177	1.20	1,048	18,886	1.61	979
Marigold (OP)(8)((9)	United States	100%	—	—	—	118,610	0.46	1,740	118,610	0.46	1,740	27,360	0.42	370
Seabee (UG)(10)	Canada	100%	92	5.50	16	1,466	4.30	202	1,558	4.36	218	2,747	5.20	463
Amisk (OP)(11)	Canada	100%	—	—	—	43,976	0.73	1,028	43,976	0.73	1,028	49,985	0.52	830
			8,697	1.20	335	182,624	0.63	3,699	191,321	0.66	4,034	98,979	0.83	2,642
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See “Item 1. Çöpler Incident.”
(1)Çöpler Mineral Resources include resources from Çöpler Mine, Greater Cakmaktepe, and Bayramdere.
(2)Mineral Resources shown are SSR ownership share only. SSR owns 80% of both Anagold and Kartaltepe licenses.
(3)All Mineral Resources for Çöpler were assessed for reasonable prospects for eventual economic extraction by reporting only material that fell within conceptual pit shells.
(4)Ore definitions: heap leach and grind leach material are defined as material <2% total sulfur, and sulfide material is ≥2% total sulfur. Grind Leach processing route will be available approximately in 2027.
(5)There is no sulfide material Bayramdere.
(6)Mineral Resources are reported at the variable gold cut-off grades based on different metallurgical parameters: heap leach oxide uses a NSR cut-off $18.34, at Bayramdere the heap leach oxide uses a NSR cutoff of $18.34, Oxide Grind Leach uses a NSR cutoff of $19.26, and sulfide ore uses a cut-off grade of $39.87, Greater Çakmaktepe sulfide cut-off grade of $44.37, with allowances for payability, deductions, transport, and royalties.
(7)Metallurgical recovery for heap leach oxide and grind leach varies between 40-78% and 53-90%, respectively, based on lithology; metallurgical recovery for sulfide varies between 81-91% based on lithology.
(8)Marigold Mineral Resource estimate is based on an optimized pit shell at a cut-off grade of 0.069 g/t payable gold (gold assay factored for recovery, royalty, and net proceeds).
(9)Marigold metallurgical recoveries varies with gold grade and on average recoveries are 73%.
(10)Seabee Mineral Resources are reported using a cut-off grade of 2.61 g/t and were assessed for reasonable prospects for eventual economic extraction by reporting only material that fell within conceptual underground shapes. Mineral resources includes Santoy 8, Santoy 9, Hanging Wall and Porky West lodes. Metallurgical recoveries vary with gold grade and on average recoveries are 95.6%.
(11)Amisk Mineral Resources are reported using a gold equivalent cut-off grade of 0.30 g/t and include silver attributable ounces. Average gold recovery is 90%.

Gold Resources as of December 31, 2022
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Çöpler (OP)* (1)(2)(3)(4)(5)(6)(7)	Türkiye	80%	2,598	1.94	162	68,368	1.04	2,284	70,966	1.07	2,446	82,394	1.17	3,097
Marigold (OP)(8)(9)	United States	100%	—	—	—	115,294	0.43	1,611	115,294	0.43	1,611	21,680	0.36	249
Seabee (UG)(10)	Canada	100%	84	11.97	32	781	11.44	287	865	11.49	319	2,754	6.05	536
Amisk (OP)(11)	Canada	100%	—	—	—	43,976	0.73	1,028	43,976	0.73	1,028	49,985	0.52	830
San Luis (UG)(12)	Peru	100%	—	—	—	484	22.43	349	484	22.43	349	20	5.60	4
			2,682	2.25	194	228,903	0.76	5,559	231,585	0.77	5,753	156,833	0.94	4,716
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See “Item 1. Çöpler Incident.”
(1)Çöpler Mineral Resources include resources from Çöpler Mine, Cakmaktepe, Çakmaktepe Extension and Bayramdere.
(2)Mineral Resources shown are SSR ownership share only. SSR owns 80% of both Anagold and Kartaltepe licenses.
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
(7)Çöpler oxide recoveries vary between 38.0-78.4% and sulfide recoveries vary between 55-98%.
(8)Marigold Mineral Resource estimate includes Marigold Mine and Buffalo Valley. Marigold Mine is based on an optimized pit shell at a cut-off grade of 0.065 g/t payable gold (gold assay factored for recovery, royalty, and net proceeds). Buffalo Valley cut-off grade is based on lithology type: calcsilicate hornfels of 0.279 g/t gold, greenstone of 0.184 g/t gold, intrusive of 0.134 g/t gold, and siliceous hornfels of 0.158 g/t gold (payable gold factored for recovery, royalty, and net proceeds).
(9)Marigold metallurgical recoveries varies with gold grade and on average recoveries are 67%.
(10)Seabee Mineral Resources are reported using a cut-off grade of 2.07 g/t and were assessed for reasonable prospects for eventual economic extraction by reporting only material that fell within conceptual underground shapes. Mineral resources includes Santoy 8, Santoy 9, and Gap Hanging Wall lodes.
(11)Amisk Mineral Resources are reported using a gold equivalent cut-off grade of 0.30 g/t and include silver attributable ounces. Average gold recovery is 90%.
(12)San Luis Mineral Resources are reported at gold price assumptions of $600/oz using a gold equivalent cut-off grade of 6.0 g/t and include silver attributable ounces. Average gold recovery is 94%.

The following tables summarize the Company’s estimated silver resources attributable to SSR Mining’s ownership or economic interest as of December 31, 2023 and December 31, 2022 for each of its production and exploration assets:

Silver Resources as of December 31, 2023
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Çöpler (OP)* (1)(2)(3)(4)(5)(6)(7)	Türkiye	80%	8,605	3.51	971	18,572	3.20	1,908	27,177	3.29	2,879	18,886	4.24	2,573
Chinchillas (OP)(8)	Argentina	100%	1,856	116.43	6,948	6,618	113.10	24,065	8,474	113.83	31,012	1,509	93.46	4,536
Chinchillas (Low Grade Stockpile)	Argentina	100%	—	—	—	357	70.00	803	357	70.00	803	—	—	—
Pirquitas (UG)(9)	Argentina	100%	1,259	349.90	14,162	1,221	250.40	9,831	2,480	300.91	23,992	1,320	194.90	8,273
Amisk (OP)(10)	Canada	100%	—	—	—	43,976	5.30	7,531	43,976	5.33	7,531	49,985	3.45	5,550
			11,720	58.60	22,080	70,744	19.39	44,138	82,464	24.98	66,218	71,700	9.08	20,932
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See “Item 1. Çöpler Incident.”
(1)Çöpler Mineral Resources include resources from Çöpler Mine, Greater Cakmaktepe, and Bayramdere.
(2)Mineral Resources shown are SSR ownership share only. SSR owns 80% of both Anagold and Kartaltepe licenses.
(3)All Mineral Resources for Çöpler were assessed for reasonable prospects for eventual economic extraction by reporting only material that fell within conceptual pit shells ($1,750/oz for gold, $22.00/oz for silver, and $3.95/lb for copper.
(4)Oxide definitions: heap leach and grind leach material are defined as material <2% total sulfur. Grind Leach processing route will be available approximately in 2027.
(5)Sulfide definitions: sulfide material is ≥2% total sulfur.
(6)Mineral Resources are reported at the variable gold cut-off grades based on different metallurgical parameters: heap leach oxide uses a NSR cut-off $18.34, at Bayramdere the heap leach oxide uses a NSR cutoff of $18.34, Oxide Grind Leach uses a NSR cutoff of $19.26, and sulfide ore uses a cut-off grade of $39.87, Greater Çakmaktepe sulfide cut-off grade of $44.37, with allowances for payability, deductions, transport, and royalties.
(7)Metallurgical silver recoveries for heap leach and grind leach oxide varies between 0% and 54% based on lithology. Metallurgical recovery for sulfide varies between 0% and 3%. Average silver recoveries are 8%.
(8)Chinchillas Mineral Resource are contained within a pit shell generated using an NSR cut-off of $37.91 and are reported using a silver metal price of $22.00/oz, $0.95/lb lead, and $1.15/lb of zinc. Metallurgical recoveries vary based on the grade and on average are 95.5% silver.
(9)Pirquitas UG Mineral Resources are contained within underground mining shapes in San Miguel, Potosi, Oploca, and Cortaderas veins based on an NSR cut-off on $110/t and are reported using a silver metal price of $22/oz and $1.15/lb of zinc. Metallurgical recoveries vary with grade and on average are 82.7% silver. There are no Mineral Reserves at Pirquitas.
(10)Amisk Mineral Resources are reported at a cut-off grade that includes gold ounces and is 0.30 g/t gold equivalent. Silver process recovery is 80%.

Silver Resources as of December 31, 2022
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Çöpler (OP)* (1)(2)(3)(4)(5)(6)(7)	Türkiye	80%	2,598	4.32	361	68,368	3.37	7,402	70,966	3.40	7,763	82,394	9.57	25,339
Chinchillas (OP)(8)	Argentina	100%	828	110.31	2,935	4,548	103.77	15,174	5,376	104.78	18,109	123	112.87	446
Pirquitas (UG)(9)	Argentina	100%	79	444.50	1,129	2,555	287.67	23,627	2,634	292.33	24,756	1,080	206.86	7,186
San Luis (UG)(10)	Peru	100%	—	—	—	484	578.10	9,003	484	578.56	9,003	20	272.00	175
Amisk (OP)(11)	Canada	100%	—	—	—	43,976	5.30	7,531	43,976	5.33	7,531	49,985	3.45	5,550
			3,505	39.26	4,425	119,931	16.26	62,737	123,436	16.92	67,162	133,602	9.01	38,696
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See “Item 1. Çöpler Incident.”
(1)Çöpler Mineral Resources include resources from Çöpler Mine, Cakmaktepe, Çakmaktepe Extension and Bayramdere.
(2)Mineral Resources shown are SSR ownership share only. SSR owns 80% of both Anagold and Kartaltepe licenses.
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
(9)Pirquitas UG Mineral Resources are reported using a silver metal price of $20.00/oz, $1.10/lb lead, and $1.30/lb zinc. The cut-off grade includes lead and zinc attributable metal and is calculated at $100/t. Metallurgical recoveries vary with grade and on average are 87% for silver.
(10)San Luis Mineral Resources are reported at silver price assumptions of $9.25/oz. The cut-off grade includes gold ounces and is 6.0 g/t gold equivalent. Silver process recovery is 90%.
(11)Amisk Mineral Resources are reported at a cut-off grade that includes gold ounces and is 0.30 g/t gold equivalent. Silver process recovery is 80%.

The following tables summarize the Company’s estimated lead resources attributable to SSR Mining’s ownership or economic interest as of December 31, 2023 and December 31, 2022 for each of its production and exploration assets:

Lead Resources December 31, 2023
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Tonnes	Grade	Lead
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)
Chinchillas (OP)(1)	Argentina	100%	1,856	1.06	43.4	6,618	1.02	148.8	8,474	1.03	192.1	1,509	0.72	24.0
Chinchillas (Low grade stockpile)	Argentina	100%	—	—	—	357	0.51	4.0	357	0.51	4.0	—	—	—
			1,856	1.06	43.4	6,975	0.99	152.8	8,831	1.01	196.2	1,509	0.72	24.0
(1)Chinchillas Mineral Resource are contained within a pit shell generated using an NSR cut-off of $37.91 and are reported using a silver metal price of $22.00/oz, $0.95/lb lead and $1.15/lb of zinc. Metallurgical recoveries vary based on the grade and on average are 92.1% lead.

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
(2)Pirquitas UG Mineral Resources are contained within underground mining shapes based on an NSR cut-off on $90-$100/t are reported using a silver metal price of $20.00/oz, $1.10/lb for lead and $1.30/lb for zinc. Metallurgical recoveries vary with grade and on average are 50% for lead.

The following tables summarize the Company’s estimated zinc resources attributable to SSR Mining’s ownership or economic interest as of December 31, 2023 and December 31, 2022 for each of its production and exploration assets:

Zinc Resources as of December 31, 2023
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)
Chinchillas (OP)(1)	Argentina	100%	1,856	0.29	11.8	6,618	0.46	67.4	8,474	0.42	79.2	1,509	0.45	15.0
Chinchillas (Low Grade Stockpile)	Argentina	100%	—	—	—	357	0.58	4.6	357	0.58	4.6	—	—	—
Pirquitas (UG)(2)	Argentina	100%	1,259	6.46	179.3	1,221	5.22	140.5	2,480	5.85	319.8	1,320	7.28	211.9
			3,115	2.78	191.1	8,196	1.18	212.5	11,311	1.62	403.6	2,829	3.64	226.8
(1)Chinchillas Mineral Resources are contained within a pit shell generated using a NSR cut off value of $37.91 and are reported using a metal prices of $22.00/oz for silver, $0.95/lb for lead, and $1.15/lb for zinc. Metallurgical recoveries vary with grade and on average are 55% for zinc.
(2)Pirquitas UG Mineral Resources are contained within underground mining shapes in San Miguel, Potosi, Oploca, and Cortaderas veins based on an NSR cut-off on $110/t and are reported using a silver metal price of $22/oz and $1.15/lb of zinc. Metallurgical recoveries vary with grade and on average are 53.7% for zinc. There are no Mineral Reserves at Pirquitas.

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
(2)Pirquitas UG Mineral Resources are contained within underground mining shapes based on an NSR cut-off on $90-$100/t are reported using a silver metal price of $20.00/oz, $1.10/lb for lead, and $1.30/lb for zinc. Metallurgical recoveries vary with grade and on average are 85% for zinc.

The following tables summarize the Company’s estimated copper resources attributable to SSR Mining’s ownership or economic interest as of December 31, 2023 and December 31, 2022 for each of its production and exploration assets:

Copper Resources as of December 31, 2023
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Tonnes	Grade	Copper
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)
Çöpler (OP)* (1)(2)(3)(4)(5)(6)(7)	Türkiye	80%	8,605	0.06	11.4	18,572	0.05	19.1	27,177	0.05	30.4	18,886	0.06	24.0
			8,605	0.06	11.4	18,572	0.05	19.1	27,177	0.05	30.4	18,886	0.06	24.0
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See “Item 1. Çöpler Incident.”
(1)Çöpler Mineral Resources include resources from Çöpler Mine, Greater Cakmaktepe, and Bayramdere.
(2)Mineral Resources shown are SSR ownership share only. SSR owns 80% of both Anagold and Kartaltepe licenses.
(3)All Mineral Resources for Çöpler were assessed for reasonable prospects for eventual economic extraction by reporting only material that fell within conceptual pit shells ($1,400/oz for gold and $19.00/oz for silver for Bayramdere).
(4)Oxide definitions: heap leach and grind leach material are defined as material <2% total sulfur. Grind Leach processing route will be available approximately in 2027.
(5)Sulfide definitions: sulfide material is ≥2% total sulfur.
(6)Mineral Resources are reported at the variable gold cut-off grades based on different metallurgical parameters: heap leach oxide uses a NSR cut-off $18.34, at Bayramdere the heap leach oxide uses a NSR cutoff of $18.34, Oxide Grind Leach uses a NSR cutoff of $19.26, and Çöpler sulfide ore uses a cut-off grade of $39.87, Greater Çakmaktepe sulfide cut-off grade of $44.37, with allowances for payability, deductions, transport, and royalties.
(7)Copper oxide recoveries are 8% . There are no recoveries in sulfide material.

Copper Resources as of December 31, 2022
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Tonnes	Grade	Copper
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)
Çöpler (OP)* (1)(2)(3)(4)(5)(6)(7)	Türkiye	80%	2,598	0.03	1.5	68,368	0.15	222.8	70,966	0.14	224.3	82,394	0.13	228.4
			2,598	0.03	1.5	68,368	0.15	222.8	70,966	0.14	224.3	82,394	0.13	228.4
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See “Item 1. Çöpler Incident.”
(1)Çöpler Mineral Resources include resources from Çöpler Mine, Cakmaktepe, Çakmaktepe Extension and Bayramdere.
(2)Mineral Resources shown are SSR ownership share only. SSR owns 80% of both Anagold and Kartaltepe licenses.
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
(7)Copper oxide recoveries are 2% and sulfide recoveries are 65%.

Reserve and Resource Estimates by Mineral for Hod Maden
We have not determined what impact the Çöpler Incident will have on our development plan with respect to Hod Maden. For more information, see “Item 1. Çöpler Incident.”
The Mineral Reserves and Mineral Resources for Hod Maden as of December 31, 2023 that are presented below are estimates that have been prepared by SSR Mining based on data available as of July 2019 and have been approved by internal SSR Mining Qualified Persons, as defined under Regulation S-K 1300. Hod Maden is not considered a material property of the Company, as it relates to Regulation S-K 1300.
The Hod Maden Reserves and Hod Maden Resources (as defined below) are estimates made by SSR Mining and have not been prepared, reviewed or verified by an independent, third-party qualified person and have not been prepared or presented in accordance with Regulation S-K 1300.
The Mineral Reserves presented below for Hod Maden (the “Hod Maden Reserves”) are estimates based on information available at the time of calculation in a manner consistent with industry practice.
Measured and Indicated Resources were converted to Proven and Probable Mineral Reserves through application of relevant modifying factors and the appropriate mining recovery and dilution parameters were applied. Mineral Reserves are reported based on mined ore to be delivered to the plant as mill feed. Ounces of gold or pounds of copper in the Hod Maden Reserves presented below are calculated without regard to any losses during metallurgical treatment. Market price fluctuations of gold and copper, as well as increased cost of production/sales or reduced metallurgical recovery rates, could result in the Hod Maden Reserves containing relatively lower grades of mineralization uneconomic to exploit and result in a decrease in actual recovery as compared to the Hod Maden Reserves reported herein.
The Mineral Resources presented below for Hod Maden (the “Hod Maden Resources”) are presented exclusive of the Hod Maden Reserves. Due to the uncertainty that may be attached to Inferred Mineral Resources, it cannot be assumed that all or any part of an Inferred Mineral Resource will be upgraded to an Indicated or Measured Mineral Resource as a result of continued exploration.
Hod Maden Reserves and Hod Maden Resources are based on $1,300/oz gold price and $3.00/lb copper and an 85% metallurgical recovery for gold, and are reported based on incremental cut-off of NSR of $63/t and $40/t for development. Metals shown in the tables are contained metals in ore mined and processed. Tonnage is metric tonnes, ounces represent troy ounces, and g/t represents grams per metric tonne. The point of reference for the Hod Maden Reserves is the proposed onsite processing facility.
Figures may vary due to rounding.

The following table summarizes the estimated gold and copper reserves attributable to SSR Mining’s ownership or economic interest as of December 31, 2023 for Hod Maden:

Hod Maden Reserves as of December 31, 2023
	Proven			Probable			Proven and Probable
	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Metallurgical
	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Gold	190	16.70	102	680	6.50	143	870	8.77	245	85%

	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Metallurgical
	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	Recovery
Copper	190	1.70	7.1	680	1.40	21.6	870	1.50	28.7	93%
The following table summarizes the Company’s estimated gold and copper resources exclusive of Mineral Reserves attributable to SSR Mining’s ownership or economic interest as of December 31, 2023 for Hod Maden:

Hod Maden Resources as of December 31, 2023
	Measured			Indicated			Measured and Indicated			Inferred
	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold
	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Gold	—	—	—	—	—	—	—	—	—	134	5.40	23

	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Tonnes	Grade	Copper
	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)
Copper	—	—	—	—	—	—	—	—	—	134	0.70	2.1
Mining Operations
Hod Maden is planned as an underground mining operation utilizing the long hole stoping method and may include drift and fill in the near surface areas of the ore body.
Mineral Processing and Metallurgical Testing
Hod Maden test work is underway to confirm the past work and to identify opportunities to simplify the plant flow sheet for recovery of gold and copper. Additional test work is also underway based on the updated mine schedule to facilitate the completion of paste plant design.

Exploration and Drilling
Between 2014 and 2019, a total of 269 holes, either PQ or HQ, were drilled into the Hod Maden deposit. Twenty-nine holes drilled for geotechnical and hydrogeological reasons were excluded from resource estimation. Drill spacing through main mineralized ore zone is approximately 25m and high percentage of drillholes dip approximately 60°, either to the west or east. To date, a total of 369 drillholes for 89,037 meters have been completed in the Hod Maden property area, including 14 drillholes for 4,756 meters drilled in 2023 since the acquisition of Hod Maden.
Sampling, Analysis, and Data Verification
Sample preparation was conducted according to a set of documented standard operating procedures, including photographing of drill core, logging, density measurements, and half core sampling of the entire drillhole. Two external laboratories, SGS and ALS Chemex both located in Ankara, have been used for both sample preparation and assaying.
Since commencement of drilling, quality control system includes certified standards, blanks, and field duplicate samples. All CRMs and blanks were obtained from independent third-party provider Geostats Pty Ltd. Quarter core was submitted as field duplicate. After reviewing, it is the Company’s opinion, the sample preparation, security, and analytical procedures meet industry standards, and the QA/QC program, as designed and implemented are in line with industry best practices.
Data verification was completed as part of the generation of the mineral resources estimate. All data collected including but not limited to collar location, downhole survey, geological and analytical data are subject to SSR Mining Quality Assurance, Quality Control (“QAQC”) procedure.

Operating Statistics
The following tables summarize operating statistics related to production of our operations for the year ended December 31, 2023, December 31, 2022 and December 31, 2021. Our operations at Çöpler are currently suspended. See “Item 1. Çöpler Incident,” for more information.

	Year ended December 31, 2023
	Çöpler	Marigold	Seabee	Puna
Gold produced (oz)	220,999	278,488	90,777	—
Gold sold (oz)	225,599	275,962	83,610	—
Silver produced ('000 oz)	—	—	—	9,688
Silver sold ('000 oz)	—	—	—	9,920
Lead produced ('000 lb)	—	—	—	45,772
Lead sold ('000 lb)	—	—	—	48,640
Zinc produced ('000 lb)	—	—	—	7,127
Zinc sold ('000 lb)	—	—	—	8,166

Ore mined (kt)	4,501	21,846	443	1,926
Waste removed (kt)	25,197	74,800	307	6,240
Total material mined (kt)	29,698	96,646	750	8,166

Ore stacked - oxide (kt)	813	21,846	—	—
Gold grade stacked - oxide (g/t)	1.36	0.45	—	—

Ore milled (kt)	2,733	—	445	1,728
Gold mill feed grade (g/t)	2.56	—	6.62	—
Gold recovery (%)	87.5	—	96.7	—
Silver mill feed grade (g/t)	—	—	—	181.1
Lead mill feed grade (%)	—	—	—	1.27
Zinc mill feed grade (%)	—	—	—	0.34
Silver recovery (%)	—	—	—	96.3
Lead recovery (%)	—	—	—	94.3
Zinc recovery (%)	—	—	—	54.6

	Year ended December 31, 2022
	Çöpler	Marigold	Seabee	Puna
Gold produced (oz)	191,366	194,668	136,125	—
Gold sold (oz)	192,811	195,617	133,500	—
Silver produced ('000 oz)	—	—	—	8,397
Silver sold ('000 oz)	—	—	—	7,864
Lead produced ('000 lb)	—	—	—	41,004
Lead sold ('000 lb)	—	—	—	38,393
Zinc produced ('000 lb)	—	—	—	8,583
Zinc sold ('000 lb)	—	—	—	6,998

Ore mined (kt)	3,161	18,061	425	1,851
Waste removed (kt)	17,311	72,166	291	8,634
Total material mined (kt)	20,472	90,227	716	10,485

Ore stacked - oxide (kt)	459	18,061	—	—
Gold grade stacked - oxide (g/t)	1.06	0.56	—	—

Ore milled (kt)	2,068	—	414	1,638
Gold mill feed grade (g/t)	2.86	—	10.36	—
Gold recovery (%)	87.0	—	98.0	—
Silver mill feed grade (g/t)	—	—	—	166.7
Lead mill feed grade (%)	—	—	—	1.23
Zinc mill feed grade (%)	—	—	—	0.49
Silver recovery (%)	—	—	—	95.7
Lead recovery (%)	—	—	—	92.3
Zinc recovery (%)	—	—	—	48.7

	Year ended December 31, 2021
	Çöpler	Marigold	Seabee	Puna
Gold produced (oz)	329,276	235,282	118,888	—
Gold sold (oz)	333,761	236,847	118,746	—
Silver produced ('000 oz)	—	—	—	8,010
Silver sold ('000 oz)	—	—	—	7,810
Lead produced ('000 lb)	—	—	—	37,695
Lead sold ('000 lb)	—	—	—	33,378
Zinc produced ('000 lb)	—	—	—	13,642
Zinc sold ('000 lb)	—	—	—	10,751

Ore mined (kt)	9,750	19,999	384	1,449
Waste removed (kt)	15,015	79,885	272	9,594
Total material mined (kt)	24,765	99,884	656	11,043

Ore stacked - oxide (kt)	1,786	19,999	—	—
Gold grade stacked - oxide (g/t)	1.24	0.41	—	—

Ore milled (kt)	2,325	—	382	1,643
Gold mill feed grade (g/t)	3.71	—	9.92	—
Gold recovery (%)	91.0	—	98.4	—
Silver mill feed grade (g/t)	—	—	—	158.0
Lead mill feed grade (%)	—	—	—	1.12
Zinc mill feed grade (%)	—	—	—	0.57
Silver recovery (%)	—	—	—	95.8
Lead recovery (%)	—	—	—	93.0
Zinc recovery (%)	—	—	—	65.6

ITEM 3. LEGAL PROCEEDINGS
From time to time, the Company and its subsidiaries have become involved in litigation relating to claims arising out of operations in the normal course of business, including challenges to permits and approvals granted to the Company by various governmental or other regulatory bodies. Information regarding legal proceedings is contained in Note 23 to the Consolidated Financial Statements contained in this Annual Report and is incorporated herein by reference.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
The Company’s common shares are listed under the ticker symbol “SSRM” on the Toronto Stock Exchange and Nasdaq Global Select Market. The Company’s CDIs are listed under the ticker symbol “SSR” on ASX. As of January 31, 2024, there were approximately 1,219 holders of record of the Company’s common shares without par value, and approximately 3,061 holders of record of the Company’s CDIs.
In 2023, under two consecutive Normal Course Issuer bids, the Company purchased and cancelled an aggregate total of 3,966,855 common shares via open market purchases through the facilities of the TSX and the Nasdaq at a weighted average price paid per common share of $14.20 and a total repurchase value of $56.3 million.
The Company’s previous Normal Course Issuer bid, which commenced on June 20, 2022, expired on June 19, 2023 (the “2022 NCIB”). Under the 2022 NCIB, the Company was authorized to purchase for cancellation up to 10,600,000 common shares.
The Company’s Board of Directors authorized a new Normal Course Issuer Bid on June 16, 2023 (the “2023 NCIB”). Under the 2023 NCIB, the Company is authorized to purchase for cancellation up to 10,200,000 common shares through the facilities of the TSX, Nasdaq or other Canadian and U.S. marketplaces over a twelve month period beginning June 20, 2023 and ending June 19, 2024. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. The 2023 NCIB may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of common shares.
Following the Çöpler Incident, the Company has delivered notice to its designated broker to terminate its automatic share purchase plan effective March 1, 2024 and the Company has ceased all share repurchases under its normal course issuer bids approved by the Toronto Stock Exchange. The Company does not know at this time when it may resume share repurchases.
The following table summarizes purchases by the Company or an affiliated purchaser of the Company’s equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31	—	—	—	10,200,000
November 1 - November 30	396,672	12.10	396,672	9,803,328
December 1 - December 31	543,190	11.17	939,862	9,260,138
(1) The total number of shares purchased (and the average price paid per share) reflects common shares purchased pursuant to the 2023 NCIB.
(2) The Company’s Board of Directors authorized the 2023 NCIB, under which the Company is authorized to repurchase up to 10,200,000 common shares during the period commencing June 20, 2023 and ending on June 19, 2024.
Dividend Policy
On February 17, 2021, the Company’s Board of Directors approved its inaugural quarterly dividend payment of $0.05 per common share that was paid on March 31, 2021 to shareholders of record at the close of business on March 5, 2021. The quarterly dividend payment was subsequently increased to $0.07 per common share as approved by the Company’s Board of Directors on February 22, 2022. During the year ended December 31, 2023, the Company declared and paid cash dividends of $0.28 per common share in the aggregate amount of $57.7 million. The declaration and payment of future dividends is at the discretion of the Board of Directors and will be made based on the Company’s financial position and other factors relevant at the time. Following the Çöpler Incident, the Board of Directors of the Company has suspended its dividend. The Company does not know at this time when it may resume dividends.
Performance Graph
The following performance graph compares the performance of our common shares during the period beginning December 31, 2018 and ending December 31, 2023 to the S&P 500 and the S&P 500 Gold Index. The graph assumes a $100 investment in our common shares and in each of the indexes since the beginning of the period, and a reinvestment of dividends paid on such investments on a quarterly basis throughout the period.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
SSR Mining Inc.	$100.00	$159.31	$166.34	$148.31	$133.50	$93.64
S&P/TSX Global Gold Index	$100.00	$139.88	$168.86	$156.31	$148.71	$152.06
S&P 500 Gold (Sub Ind)	$100.00	$128.52	$177.15	$183.45	$139.62	$122.43
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of SSR Mining Inc. and its subsidiaries (collectively, the “Company”). The Company uses certain non-GAAP financial measures in this MD&A; for a description of each of these measures, please see the discussion under “Non-GAAP Financial Measures” in Part II, Item 7, Management’s Discussion and Analysis herein. This item should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in this annual report.
The following MD&A discusses the Company’'s consolidated financial condition and results of operations for the years ended 2023 and 2022 and year-over-year comparisons between 2023 and 2022. Discussions of the consolidated financial condition and results of operations for the year ended 2021 and year-over-year comparisons between 2022 and 2021 are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 22, 2023, as amended with Form 10-K/A filed on March 17, 2023, solely to correct a typographical error related to the date of the audit opinion.
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
On February 13, 2024, the Company suspended all operations at its Çöpler property as a result of a significant slip on the heap leach pad (the “Çöpler Incident”). The Çöpler Incident is expected to have a significant impact on the Company’s operations, results of operations, cash flows and financial condition. At this time, the Company is not able to estimate or predict when it will resume operations at Çöpler. The oxide heap leach represented approximately 11.0% of total production and total revenue at Çöpler for the year ended December 31, 2023.
The Company analyzed its liquidity position after the Çöpler Incident, taking into consideration its available cash and cash equivalents; expected revenues and operating and capital expenditures for the Company’s other three mines; and remediation, care and maintenance expenditures at Çöpler over the next twelve months. Based on this analysis, the Company believes that its current liquidity position is sufficient to sustain the operational needs for the Company’s three other mines, as well as satisfy remediation related costs, monitoring and care and maintenance efforts at Çöpler, for the next twelve months, at a minimum. See “Liquidity and Capital Resources” and Part 1. Business and Part 1A. Risk Factors for more information related to the impact on the Company’s cash flows, liquidity and ability to access sources of capital and for a discussion of the risks and uncertainties that may change the Company’s cash needs over the next 12 months and longer. The impact of these risks and uncertainties may be material.
There are a number of factors that will impact our financial and operating results for future periods following the Çöpler Incident including, but not limited to, the time period that the operations at Çöpler remained suspended and the impact that has on the Company’s cash flows, the costs associated with the remediation, including those related to the Çöpler facility and the surrounding community, the extent and scope of claims of liability and losses made against the Company, the increased legal and operational costs associated with addressing the Çöpler Incident, the extent of any impairment on any of the Company’s assets, the changes to the Company’s capital expenditure plan at its other properties and it broader strategic development plan that may become necessary and the extent to which any of these costs are supported by insurance. See Part 1. Business and Part 1A. Risk Factors for a discussion of the Çöpler Incident and a review of certain of the risks and uncertainties to which we are or may become subject, all of which may impact our future financial and operating results.
On May 8, 2023, the Company made a $120.0 million cash payment to Lidya Madencilik Sanayi ve Ticaret A.Ş (“Lidya Mines”) to acquire a 10% interest in and immediate operational control of Artmin Madencilik Sanayi Ve Ticaret A.Ş (“Artmin”), which owns the Hod Maden gold-copper development project (“Hod Maden”) in northeastern Türkiye. The Company has the option to acquire an additional 30% in Artmin from Lidya Mines for $120.0 million in structured payments tied to the completion of project construction spending milestones. Additionally, the Company will make contingent payments to Lidya Mines including $30.0 million in milestone payments payable in accordance with an agreed upon schedule beginning at the start of construction and ending on the first anniversary of commercial production and $84.0 million payable upon the delineation of an additional

500,000 gold equivalent ounces of mineral reserves at the Hod Maden project in excess of the project’s current mineral reserves and mineral resources. The Company owns 10% and consolidates Artmin.
On November 17, 2022, the Company completed the acquisition of an additional 30.0% ownership in Kartaltepe Madencilik Sanayi ve Ticaret Anonim Şirketi (“Kartaltepe”) from joint venture partner Lidya Mines for total consideration of $150.0 million in cash. The Company previously owned 50% of Kartaltepe and accounted for the investment as an equity method investment. The Company owns 80% and consolidates Kartaltepe.
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
On July 6, 2022, the Company completed the sale of the Pitarrilla project in Durango, Mexico to Endeavour Silver Corp. (“Endeavour Silver”) for consideration consisting of $35.0 million in common shares of Endeavor Silver, $35.0 million in cash, and a 1.25% net smelter returns royalty on the Pitarrilla property.
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
On October 21, 2021, the Company completed the sale of a portfolio of 16 royalties and various deferred consideration interests in Türkiye and the Americas (the “Royalty Portfolio”) to EMX Royalty Corporation (“EMX”). The Company received total consideration of $33.0 million in cash and $34.5 million in common shares in EMX. In addition, the Company will receive up to $34.0 million in contingent cash payments payable upon completion of certain milestones related to the Yenipazar project. On December 22, 2023, the Company completed a secondary offering with Scotiabank under which Scotiabank purchased by way of a block trade 6,161,524 units of EMX at a price of C$1.93 per unit for gross proceeds of $8.7 million (approximately C$11.5 million). Each unit consists of one freely-tradeable common share of EMX and one right to purchase an additional common share of EMX at a price of C$2.27 per share, expiring on December 31, 2024.
For further information regarding the acquisitions and divestitures mentioned above, see Note 3 to the Consolidated Financial Statements.
Consolidated Results of Operations
A summary of the Company’s consolidated financial and operating results for the years ended December 31, are presented below (in thousands):

	Year Ended December 31,			Change
	2023	2022	2021	2023 (%)	2022 (%)
Financial Results
Revenue	$1,426,927	$1,148,033	$1,474,199	24.3%	(22.1)%
Cost of sales (1)	$804,147	$607,942	$671,374	32.3%	(9.4)%
Depreciation, depletion, and amortization	$214,012	$181,447	$227,959	17.9%	(20.4)%
Impairment charges	$411,398	$—	$20,275	100.0%	(100.0)%
Operating income (loss)	$(130,244)	$190,268	$444,375	(168.5)%	(57.2)%
Net income (loss)	$(120,225)	$210,428	$425,922	(157.1)%	(50.6)%
Net income (loss) attributable to SSR Mining shareholders	$(98,007)	$194,140	$368,076	(150.5)%	(47.3)%
Basic net income (loss) per share attributable to SSR Mining shareholders	$(0.48)	$0.92	$1.70	(152.2)%	(45.9)%
Adjusted attributable net income (loss) (2)	$276,494	$144,814	$401,757	90.9%	(64.0)%
Adjusted basic attributable net income (loss) per share (2)	$1.35	$0.69	$1.86	95.7%	(62.9)%
Adjusted diluted attributable net income (loss) per share (2)	$1.29	$0.67	$1.78	92.5%	(62.4)%

Operating Results
Gold produced (oz)	590,264	522,159	683,446	13.0%	(23.6)%
Gold sold (oz)	585,171	521,928	689,354	12.1%	(24.3)%
Silver produced ('000 oz)	9,688	8,397	8,010	15.4%	4.8%
Silver sold ('000 oz)	9,920	7,864	7,810	26.1%	0.7%
Lead produced ('000 lb) (3)	45,772	41,004	37,695	11.6%	8.8%
Lead sold ('000 lb) (3)	48,640	38,393	33,378	26.7%	15.0%
Zinc produced ('000 lb) (3)	7,127	8,583	13,642	(17.0)%	(37.1)%
Zinc sold ('000 lb) (3)	8,166	6,998	10,751	16.7%	(34.9)%

Gold equivalent produced (oz) (4)	706,894	623,819	794,456	13.3%	(21.5)%
Gold equivalent sold (oz) (4)	704,594	617,135	797,602	14.2%	(22.6)%

Average realized gold price ($/oz sold)	$1,950	$1,812	$1,800	7.6%	0.7%
Average realized silver price ($/oz sold)	$22.82	$19.47	$22.92	17.2%	(15.0)%

Cost of sales per gold equivalent ounce sold (1, 4)	$1,141	$985	$842	15.8%	17.0%
Cash cost per gold equivalent ounce sold (2, 4)	$1,083	$928	$698	16.7%	33.0%
AISC per gold equivalent ounce sold (2, 4)	$1,461	$1,339	$955	9.1%	40.2%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports non-GAAP financial measures including adjusted attributable net income, adjusted basic attributable net income per share, cash costs and AISC per ounce sold to manage and evaluate its operating performance at its mines. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation of these financial measures to net income and cost of sales, which are the comparable GAAP financial measures.
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

Revenue
For the year ended December 31, 2023, revenue increased by $278.9 million, or 24.3%, to $1,426.9 million as compared to $1,148.0 million for the year ended December 31, 2022. The increase was mainly due to a 12.1% increase in gold ounces sold at a 7.6% increase in average realized gold price and a 26.1% increase in silver ounces sold at a 17.2% increase in average realized silver price. The increase in gold ounces sold was primarily related to improved leach recoveries at Marigold and the full year of operations in 2023 compared to the impact of the temporary suspension of operations at Çöpler that occurred during the three months ended September 30, 2022, and was partially offset by lower grade ore milled at Seabee. For a complete discussion of revenue, refer to the Results of Operations below.
The Çöpler oxide heap leach operations represented approximately 3.5% of total production and total revenue of the Company for the year ended December 31, 2023.
Cost of sales
Cost of sales increased by $196.2 million, or 32.3%, to $804.1 million for the year ended December 31, 2023, as compared to $607.9 million for the year ended December 31, 2022. The increase was primarily due to a 12.1% increase in the number of gold ounces sold, higher operating costs and inflationary pressure on costs during the year ended December 31, 2023, compared to the same period in 2022. For a complete discussion of costs of sales by site, refer to the Results of Operations below.
Depreciation, depletion and amortization

	Year Ended December 31,			Change
	2023	2022	2021	2023 (%)	2022 (%)
Depreciation, depletion, and amortization ($000s)	$214,012	$181,447	$227,959	17.9%	(20.4)%
Gold equivalent ounces sold	704,594	617,135	797,602	14.2%	(22.6)%
Depreciation, depletion, and amortization per gold equivalent ounce sold	$304	$294	$286	3.4%	2.8%
Depreciation, depletion, and amortization (“DD&A”) expense increased by $32.6 million, or 17.9%, to $214.0 million for the year ended December 31, 2023 as compared to $181.4 million for the year ended December 31, 2022, primarily due to a 14.2% increase in the amount of gold equivalent ounces sold.
General and administrative expense
General and administrative expense for the year ended December 31, 2023 was $67.5 million as compared to $71.7 million for the year ended December 31, 2022, a decrease of $4.2 million primarily due to lower employee compensation expenses.
Exploration, evaluation and reclamation costs
Exploration, evaluation, and reclamation costs increased by $6.1 million to $58.9 million for the year ended December 31, 2023 as compared to $52.8 million for the year ended December 31, 2022. The increase was primarily due to $3.0 million in exploration expense and a $2.7 million increase in reclamation accretion expense compared to the same period in 2022.
Impairment charges
Impairment charges for the year ended December 31, 2023 were $411.4 million. The impairment charges were primarily due to non-cash impairment charges of $349.2 million at Çöpler, which are unrelated to the Çöpler Incident, $49.8 million goodwill impairment at Seabee, and $9.8 million non-cash write-offs of capitalized cloud computing arrangement implementation costs. Refer to Note 7 to the Consolidated Financial Statements for further details.

Other operating expenses, net
Other operating expenses, net for the year ended December 31, 2023 were $1.3 million as compared to $2.1 million for the year ended December 31, 2022. The expenses incurred in 2023 relate to a $1.0 million loss on the sale of the Sunrise Lake project and a $0.3 million loss on the sale of the Company’s assets in Mexico, offset by a $1.0 million gain on the sale of the Candelaria property. The expenses incurred during 2022 were transaction costs related to the sale of the Pitarrilla project and SEC conversion costs.
Other income (expense)
Other income for the year ended December 31, 2023 was $50.2 million as compared to income of $20.3 million for the year ended December 31, 2022, an increase of $29.9 million. The change is primarily due to an increase in the gain on sale of investments and marketable securities of $11.8 million, an increase in interest income of $6.3 million during 2023 due to higher interest rates, and an increase in the change of the fair value of marketable securities of $3.6 million.
Foreign exchange gain (loss)
Foreign exchange loss for the year ended December 31, 2023 was $105.7 million compared to a loss of $32.5 million for the year ended December 31, 2022. During the year ended December 31, 2023, the foreign exchange loss was primarily due to a weakening of the ARS against the USD and its impact on ARS-denominated assets at Puna. During the fourth quarter of 2023, the Argentine government implemented measures to address the current economic situation including increasing the ARS exchange rate by more than 50.0% following the presidential elections and permitting the conversion of a portion of export proceeds at the market rate. The ARS exchange rate devaluation of 50.0% resulted in a foreign exchange loss of approximately $64.4 million in the fourth quarter of December 31, 2023. Additionally, the Company utilized blue chip swaps to convert a portion of the ARS to USD and to manage currency risk.
Income and mining tax benefit (expense)
Income and mining tax benefit for the year ended December 31, 2023 was $82.5 million as compared to an expense of $30.1 million for the year ended December 31, 2022. The decrease in tax expense was primarily as a result of the deferred tax effects related to impaired mineral properties and the devaluation of TRY relative to the USD.
On December 20, 2023, Pillar Two minimum tax legislation was enacted in Luxembourg, a jurisdiction in which the Company operates. The legislation will be effective for the Company’s financial year beginning January 1, 2024. Furthermore, Canada has Pillar Two legislation in draft form that, if enacted, would take retroactive effect from January 1, 2024. Pillar Two is a global corporate tax framework developed by the Organization for Economic Cooperation and Development (“OECD”) aimed at establishing a minimum tax floor of 15% on multinational corporate profits.
The Company is currently assessing the potential exposure arising from Pillar Two legislation. Under the enacted legislation, there is potential exposure to Pillar Two tax on profits earned in Türkiye, where the Pillar Two effective tax rate could be lower than 15%. However, exposure may also exist in other jurisdictions if legislation is enacted at the ultimate parent level in Canada. The Company continues to progress on its assessment of Pillar Two exposures and expects to complete its initial assessment in the first of half of financial year 2024.

Results of Operations
Çöpler, Türkiye

	Year Ended December 31,			Change
Operating Data	2023	2022	2021	2023 (%)	2022 (%)
Gold produced (oz)	220,999	191,366	329,276	15.5%	(41.9)%
Gold sold (oz)	225,599	192,811	333,761	17.0%	(42.2)%
Average realized gold price ($/oz sold)	$1,945	$1,826	$1,800	6.5%	1.4%

Ore mined (kt)	4,501	3,161	9,750	42.4%	(67.6)%
Waste removed (kt)	25,197	17,311	15,015	45.6%	15.3%
Total material mined (kt)	29,698	20,472	24,765	45.1%	(17.3)%

Ore milled (kt)	2,733	2,068	2,325	32.2%	(11.1)%
Gold mill feed grade (g/t)	2.56	2.86	3.71	(10.5)%	(22.9)%
Gold recovery (%)	87.5	87.0	91.0	0.6%	(4.4)%

Ore stacked (kt)	813	459	1,786	77.1%	(74.3)%
Gold grade stacked (g/t)	1.36	1.06	1.24	28.3%	(14.5)%

Cost of sales (1)	$268,628	$189,825	$264,889	41.5%	(28.3)%
Cost of sales ($/oz gold sold) (1)	$1,191	$985	$794	20.9%	24.1%
Cash costs ($/oz gold sold) (2)	$1,175	$969	$578	21.3%	67.6%
AISC ($/oz gold sold) (2)	$1,433	$1,328	$713	7.9%	86.3%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Çöpler. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to cost of sales, which are the comparable GAAP financial measure. For the year ended December 31, 2023 and 2022, cash costs and AISC per ounce of gold sold exclude the impact of any fair value adjustment on acquired inventories. For the year ended December 31, 2021, cash costs and AISC per ounce of gold sold include the impact of any fair value adjustment on acquired inventories.
Year ended December 31, 2023 compared to the year ended December 31, 2022
Gold production increased 15.5% due to the temporary suspension of operations that occurred during the year ended December 31, 2022, partially offset by lower grade sulfide ore milled during 2023. Revenue increased by $87.3 million, or 24.6%, of which $60.4 million was the result of an increase in gold ounces sold and $26.9 million was the result of higher average realized gold price. Cost of sales increased by $78.8 million, or 41.5%, as a result of higher gold ounces sold and contracted mining costs; community donations; consumption of raw materials and consumables; and net realizable value adjustments on leach pad inventory. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 20.9% and 21.3%, respectively, due to higher cost of sales as discussed above and lower grade sulfide ore milled. AISC per ounce of gold sold increased 7.9% due to higher cash costs per ounce of gold sold and higher sustaining capital expenditures, partially offset by care and maintenance costs incurred during the temporary suspension of operations in the three months ended September 30, 2022.

Marigold, USA

	Year Ended December 31,			Change
Operating Data	2023	2022	2021	2023 (%)	2022 (%)
Gold produced (oz)	278,488	194,668	235,282	43.1%	(17.3)%
Gold sold (oz)	275,962	195,617	236,847	41.1%	(17.4)%
Average realized gold price ($/oz sold)	$1,950	$1,783	$1,763	9.4%	1.1%

Ore mined (kt)	21,846	18,061	19,999	21.0%	(9.7)%
Waste removed (kt)	74,800	72,166	79,885	3.6%	(9.7)%
Total material mined (kt)	96,646	90,227	99,884	7.1%	(9.7)%

Ore stacked (kt)	21,846	18,061	19,999	21.0%	(9.7)%
Gold grade stacked (g/t)	0.45	0.56	0.41	(19.6)%	36.6%

Cost of sales (1)	$289,063	$206,014	$219,035	40.3%	(5.9)%
Cost of sales ($/oz gold sold) (1)	$1,047	$1,053	$925	(0.6)%	13.8%
Cash costs ($/oz gold sold) (2)	$1,049	$1,056	$926	(0.7)%	14.0%
AISC ($/oz gold sold) (2)	$1,349	$1,378	$1,187	(2.1)%	16.1%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Marigold. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to production costs, which are the comparable GAAP financial measure.
Year ended December 31, 2023 compared to the year ended December 31, 2022
Gold production increased 43.1% due to additional tonnes stacked and improved timing of leach recoveries compared to the year ended December 31, 2022, when delays in the leaching cycle occurred due to fines in the ore from the north pits. Revenue increased by $189.4 million or 54.3%, of which $143.2 million was the result of more gold ounces sold and $46.2 million was the result of higher average realized gold price in 2023. Cost of sales increased by $83.0 million, or 40.3%, due to additional gold ounces sold. Cost of sales per ounce of gold sold, cash costs per ounce of gold sold and AISC per ounce of gold sold remained consistent period over period.

Seabee, Canada

	Year Ended December 31,			Change
Operating Data	2023	2022	2021	2023 (%)	2022 (%)
Gold produced (oz)	90,777	136,125	118,888	(33.3)%	14.5%
Gold sold (oz)	83,610	133,500	118,746	(37.4)%	12.4%
Average realized gold price ($/oz sold)	$1,965	$1,833	$1,800	7.2%	1.8%

Ore mined (kt)	443	425	384	4.2%	10.7%

Ore milled (kt)	445	414	382	7.5%	8.4%
Gold mill feed grade (g/t)	6.62	10.36	9.92	(36.1)%	4.4%
Gold recovery (%)	96.7	98.0	98.4	(1.3)%	(0.4)%

Cost of sales (1)	$82,898	$74,679	$66,354	11.0%	12.5%
Cost of sales ($/oz gold sold) (1)	$991	$559	$559	77.3%	—%
Cash costs ($/oz sold) (2)	$992	$561	$521	76.8%	7.7%
AISC ($/oz sold) (2)	$1,427	$823	$804	73.4%	2.4%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Seabee. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to cost of sales, which are the comparable GAAP financial measure.
Year ended December 31, 2023 compared to the year ended December 31, 2022
Gold production decreased 33.3% due to lower grade ore milled and lower recoveries during 2023. Revenue decreased by $80.3 million, or 32.8%, of which $91.3 million was the result of lower volume of gold sold partially offset by a $11.0 million increase as a result of higher average realized gold price. Cost of sales increased by $8.2 million, or 11.0%, as a result of higher employee-related costs, transportation costs, mobile maintenance costs, and utilization of contractors for winter road construction. Cost of sales per ounce of gold sold, cash costs per ounce of gold sold, and AISC per ounce of gold sold increased 77.3%, 76.8%, and 73.4% respectively, due to fewer gold ounces sold as the result of lower mill feed grade and higher cost of sales.

Puna, Argentina

	Year Ended December 31,			Change
Operating Data	2023	2022	2021	2023 (%)	2022 (%)
Silver produced ('000 oz)	9,688	8,397	8,010	15.4%	4.8%
Silver sold ('000 oz)	9,920	7,864	7,810	26.1%	0.7%
Lead produced ('000 lb)	45,772	41,004	37,695	11.6%	8.8%
Lead sold ('000 lb)	48,640	38,393	33,378	26.7%	15.0%
Zinc produced ('000 lb)	7,127	8,583	13,642	(17.0)%	(37.1)%
Zinc sold ('000 lb)	8,166	6,998	10,751	16.7%	(34.9)%
Gold equivalent sold ('000 oz) (1)	119,423	95,207	108,248	25.4%	(12.0)%
Average realized silver price ($/oz)	$22.82	$19.47	$22.92	17.2%	(15.1)%

Ore mined (kt)	1,926	1,851	1,449	4.1%	27.7%
Waste removed (kt)	6,240	8,634	9,594	(27.7)%	(10.0)%
Total material mined (kt)	8,166	10,485	11,043	(22.1)%	(5.1)%

Ore milled (kt)	1,728	1,638	1,643	5.5%	(0.3)%
Silver mill feed grade (g/t)	181.1	166.7	158.0	8.6%	5.5%
Lead mill feed grade (%)	1.27	1.23	1.12	3.3%	9.8%
Zinc mill feed grade (%)	0.34	0.49	0.57	(30.6)%	(14.0)%
Silver recovery (%)	96.3	95.7	95.8	0.6%	(0.1)%
Lead recovery (%)	94.3	92.3	93.0	2.2%	(0.8)%
Zinc recovery (%)	54.6	48.7	65.6	12.1%	(25.8)%

Cost of sales (2)	$163,558	$137,424	$121,096	19.0%	13.5%
Cost of sales ($/oz silver sold) (2)	$16.49	$17.48	$15.51	(5.7)%	12.7%
Cost of sales ($/oz gold equivalent sold) (1, 2)	$1,370	$1,443	$1,119	(5.1)%	29.0%
Cash costs ($/oz silver sold) (3)	$12.64	$13.23	$10.56	(4.5)%	25.3%
Cash costs ($/oz gold equivalent sold) (1,3)	$1,050	$1,093	$762	(3.9)%	43.4%
AISC ($/oz silver sold) (3)	$15.37	$15.50	$12.40	(0.8)%	25.0%
AISC ($/oz gold equivalent sold)	$1,277	$1,280	$895	(0.2)%	43.0%
(1)Gold equivalent ounces are calculated using the silver ounces produced or sold multiplied by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include copper, lead, or zinc as they are considered by-products.
(2)Excludes depreciation, depletion, and amortization.
(3)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of silver sold to manage and evaluate operating performance at Puna. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to cost of sales, which are the comparable GAAP financial measure.

Year ended December 31, 2023 compared to the year ended December 31, 2022
Silver production increased 15.4% due to higher mill throughput and higher grade ore milled. Silver sold increased 26.1% due to the timing of concentrate shipments. Revenue increased by $82.5 million, or 41.3%, of which $51.4 million was the result of higher volume of concentrate sold and $36.7 million was the result of higher average realized silver and lead price, partially offset by a $5.6 million decrease as a result of lower average realized zinc price. Cost of sales increased by $26.1 million, or 19.0%, as a result of more silver ounces sold. Cost of sales and cash costs per ounce of silver sold decreased by 5.7% and 4.5%, respectively, due to higher grade ore milled. AISC per ounce of silver sold remained consistent period over period.
Liquidity and Capital Resources
The Company analyzed its liquidity position subsequent to the Çöpler Incident, taking into consideration its available cash and cash equivalents; expected revenues and operating and capital expenditures for the Company’s other three mines; and estimates of remediation related costs, care and maintenance expenditures at Çöpler over the next twelve months. As of December 31, 2023, the Company had $492.4 million of cash and cash equivalents, and the Company has no borrowings outstanding on the Second Amended Credit Agreement at this time. Each of the Company’s three other mines operate independently and are not dependent on cash flows or operational synergies associated with Çöpler. Containment and remediation efforts are ongoing, which are being directed by the Turkish government and supported by the Company, with an initial focus on removing heap leach material from the Sabırlı Valley and relocating it to a permanent storage location. Based on this analysis, the Company believes that its current liquidity position is sufficient to sustain the operational needs for the Company’s three other mines, as well as satisfy remediation related costs, monitoring and care and maintenance efforts at Çöpler, for the next twelve months, at a minimum. As part of this analysis the Company was not able to estimate the impact of any of the potential legal and regulatory obligations and associated fines and penalties that may arise, the extent of third-party liability, the availability and extent of property and liability insurance and the impact of other contractual obligations. While the Company does not currently expect or plan to borrow under its Second Amended Credit Agreement in connection with remediation efforts or otherwise for at least the next twelve months, if remediation and other costs exceed the Company’s estimates or if other events unrelated to the Çöpler Incident require capital, the Company may require additional sources of funding. In such instances, the Company may elect to borrow under the Second Amended Credit Agreement or seek alternate sources of capital. All debts, liabilities and obligations under the Second Amended Credit Agreement are guaranteed by the Company’s material subsidiaries and secured by certain of the Company’s assets and material subsidiaries and pledges of the securities of the Company’s material subsidiaries, but does not include the Çöpler assets and subsidiaries and other Alacer entities.
To borrow under the Second Amended Credit Agreement, the Company will be required to satisfy certain financial ratios related to interest coverage and net leverage and make certain representations and warranties on a quarterly basis, including assessing financial ratios over a twelve-month period. Subject to the timing of any borrowings we may make under the Second Amended Credit Agreement, if any, we may be required to seek an amendment from the lenders to permit borrowings if we cannot meet the financial ratios or other requirements due to lower cash flows resulting from the Çöpler Incident. See Part 1. Business and Part 1A. Risk Factors for more information related to the impact on the Company’s cash flows, liquidity and ability to access sources of capital and for a discussion of the risks and uncertainties that may change the Company’s cash and capital resources needs over the next 12 months. The impact of these risks and uncertainties may be material.
The Company manages its liquidity risk through planning, budgeting and forecasting process, which is reviewed and updated on a regular basis, to help determine the funding requirements to support its current operations, expansion and development plans, and by managing its capital structure.

Cash and Cash Equivalents
At December 31, 2023, the Company had $492.4 million of cash and cash equivalents, a decrease of $163.1 million from December 31, 2022, mainly due to cash used for the Company’s investing and financing activities, including cash expenditures for acquisitions, partially offset by cash flows generated by the Company’s operations. Refer to the Cash Flows section below for additional detail of the Company’s cash flow activities. The Company held $444.9 million of its cash and cash equivalents balance in USD. Additionally, the Company held cash and cash equivalents of $28.7 million, $11.1 million and $7.3 million in ARS, CAD and TRY, respectively.
The Company maintains cash balances at banking institutions in various jurisdictions which may or may not have deposit insurance. The Company mitigates potential cash risk by maintaining bank accounts with credit-worthy financial institutions. All cash is invested in short-term investments or high interest savings accounts in accordance with the Company’s investment policy with maturities of 90 days or less, providing the Company with sufficient liquidity to meet its foreseeable capital needs.
Debt
Term Loan
On September 22, 2023, the Company terminated the Term Loan upon full repayment of the outstanding balance. In connection with the repayment of the Term Loan, the restrictions on certain cash accounts totaling $33.4 million were released.
Credit Agreement
On August 15, 2023, the Company entered into a further amendment for its revolving credit facility to the Amended Credit Agreement (the “Second Amended Credit Agreement”) with the Bank of Nova Scotia, as administrative agent, and along with Canadian Imperial Bank of Commerce, as co-lead arrangers and joint bookrunners, the lenders party thereto and certain subsidiary guarantors named therein. The amendment, among other things, (i) extends the maturity to August 15, 2027, (ii) increases the credit agreement to $400.0 million with a $100.0 million accordion feature and (iii) modifies the reference rate from LIBOR to an adjusted SOFR plus applicable margin varying based on the Company’s consolidated leverage ratio and amounts drawn on the credit facility ranging from 2.00% to 2.75%.
For further information, see Note 20 to the Consolidated Financial Statements.
Cash Dividends
During the year ended December 31, 2023, the Company declared and paid cash dividends of $0.28 per common share in the aggregate amount of $57.7 million.
During the year ended December 31, 2022, the Company declared and paid cash dividends of $0.28 per common share in the aggregate amount of $58.8 million.
Following the Çöpler Incident, the Board of the Directors of the Company has suspended its dividend. The Company does not know at this time when it may resume dividends.
Share Repurchase Plan / NCIB
During the year ended December 31, 2023, the Company repurchased and cancelled common shares of 3,966,855 for $56.3 million, respectively, at a weighted average price paid per common share of $14.20.
The Board of Directors authorized a new NCIB (the “2023 NCIB”) on June 16, 2023, to repurchase up to an aggregate of 10,200,000 common shares on the Nasdaq, the TSX and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules. On November 27, 2023, in connection with the 2023 NCIB, the Company entered into an automatic share purchase plan with its broker to allow for the repurchase of shares at times when the Company ordinarily would not be active in the market due to regulatory restrictions and customary self-imposed blackout periods.
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
Following the Çöpler Incident, the Company has delivered notice to its designated broker to terminate its automatic share purchase plan effective March 1, 2024 and the Company has ceased all share repurchases under its normal course issuer bids approved by the Toronto Stock Exchange. The Company does not know at this time when it may resume share repurchases.
The Company’s working capital as of December 31, 2023, together with future cash flows from operations, are expected to be sufficient to fund planned activities and commitments.
Cash Flows
The following table summarizes the Company’s cash flow activity for the years ended December 31:

	Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$421,725	$160,896	$608,986
Cash (used in) provided by investing activities	(339,261)	(236,282)	(129,137)
Cash (used in) provided by financing activities	(182,256)	(271,782)	(319,769)
Effect of foreign exchange rate changes on cash and cash equivalents	(96,820)	(16,591)	(3,136)
Increase (decrease) in cash, cash equivalents and restricted cash	(196,612)	(363,759)	156,944
Cash, cash equivalents, and restricted cash, beginning of period	689,106	1,052,865	895,921
Cash, cash equivalents, and restricted cash, end of period	$492,494	$689,106	$1,052,865
Cash provided by operating activities
For the year ended December 31, 2023, cash provided by operating activities was $421.7 million compared to $160.9 million for the year ended December 31, 2022. The increase in cash provided by operating activities is mainly due to a 7.6% higher average realized gold price in 2023 as compared to 2022, an increase in sales in 2023 at Marigold, Puna and Çöpler, partially offset by lower sales at Seabee.
Cash (used in) provided by investing activities
For the year ended December 31, 2023, cash used in investing activities was $339.3 million compared to $236.3 million for the year ended December 31, 2022. The increase in cash used in investing activities is mainly due to increased capital expenditures of $85.9 million for the purchase of haul trucks and leach pad processing facility improvements at Marigold and the expansion of the tailings storage facility at Çöpler. This was partially offset by lower acquisition expenditures in 2023 as compared to 2022.
Cash (used in) provided by financing activities
For the year ended December 31, 2023, cash used in financing activities was $182.3 million compared to $271.8 million for the year ended December 31, 2022. The decrease of $89.5 million of cash used in financing activities was primarily due to fewer share repurchases and cancellation of common shares of $43.7 million and lower non-controlling interest dividends paid of $34.5 million as compared to 2022.
Contractual Obligations
The Company enters into contracts in the normal course of business that give rise to commitments for future minimum payments. The following table summarizes the contractual obligations of the Company’s financial liabilities, operating and capital commitments:

	December 31, 2023
(in thousands)	Current	Non-current	Total
Accounts payable and accrued liabilities	$165,098	$—	$165,098
Convertible notes (principal portion) (1)	—	230,000	230,000
Interest payments on debt	3,088	—	3,088
Lease liabilities (2)	6,100	107,150	113,250
Reclamation liabilities (3)	3,364	170,455	173,819
Operating expenditure commitments	6,052	2,190	8,242
Capital expenditure commitments	14,661	—	14,661
Other	217	322	539
Total contractual obligations	$198,580	$510,117	$708,697
(1)Refer to Note 20 to the Consolidated Financial Statements for further details related to timing of debt payments.
(2)Refer to Note 18 to the Consolidated Financial Statements for further details related to timing of lease payments.
(3)Reclamation payments are expected to be incurred from 2024 through 2073. Refer to Note 6 to the Consolidated Financial Statements for further details related to reclamation liabilities.

Non-GAAP Financial Measures
The Company has included certain non-GAAP financial measures to assist in understanding the Company’s financial results. The non-GAAP financial measures are employed by the Company to measure its operating and economic performance and to assist in decision-making, as well as to provide key performance information to senior management. The Company believes that, in addition to conventional measures prepared in accordance with GAAP, certain investors and other stakeholders will find this information useful to evaluate the Company’s operating and financial performance; however, these non-GAAP performance measures do not have any standardized meaning. These performance measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. These non-GAAP measures should be read in conjunction with the Company’s consolidated financial statements.
Non-GAAP Measure - Cash Costs and AISC
The Company uses cash costs per ounce of precious metals sold to monitor its operating performance internally. The most directly comparable measure prepared in accordance with GAAP is Cost of sales. The Company believes this measure provides investors and analysts with useful information about its underlying cash costs of operations and the impact of by-product credits on its cost structure. The Company also believes it is a relevant metric used to understand its operating profitability. When deriving the cost of sales associated with an ounce of precious metal, the Company includes by-product credits. Thereby allowing management and other stakeholders to assess the net costs of gold and silver production. In calculating cash costs per ounce, the Company also excludes the impact of specific items that are significant, but not reflective of its underlying operations.
AISC includes total Cost of sales incurred at the Company’s mining operations, which forms the basis of cash costs. Additionally, the Company includes sustaining capital expenditures, sustaining mine-site exploration and evaluation costs, reclamation cost accretion and amortization, and general and administrative expenses. This measure seeks to reflect the ongoing cost of gold and silver production from current operations; therefore, growth capital is excluded. Certain other cash expenditures, including tax payments and financing costs are also excluded.
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

The following tables provide a reconciliation of Cost of sales to cash costs and AISC:

	Year ended December 31, 2023
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate and other	Total
Cost of sales (GAAP) (1)	$268,628	$289,063	$82,898	$163,558	$—	$804,147
By-product credits	$(3,523)	$(154)	$(54)	$(56,773)	$—	$(60,504)
Treatment and refining charges	$—	$666	$101	$18,649	$—	$19,416
Cash costs (non-GAAP)	$265,105	$289,575	$82,945	$125,434	$—	$763,059
Sustaining capital expenditures	$50,982	$79,151	$32,994	$13,193	$—	$176,320
Sustaining exploration and evaluation expense	$—	$983	$—	$—	$—	$983
Reclamation cost accretion and amortization (2)	$1,709	$2,628	$3,347	$13,598	$—	$21,282
General and administrative expense and stock-based compensation expense	$5,479	$—	$—	$246	$61,721	$67,446
Total AISC (non-GAAP)	$323,275	$372,337	$119,286	$152,471	$61,721	$1,029,090

Gold sold (oz)	225,599	275,962	83,610	—	—	585,171
Silver sold (oz)	—	—	—	9,920,262	—	9,920,262
Gold equivalent sold (oz) (3)(4)	225,599	275,962	83,610	119,423	—	704,594

Cost of sales per gold equivalent ounce sold (1)(3)(4)	$1,191	$1,047	$991	1,370	N/A	$1,141
Cash cost per gold ounce sold	$1,175	$1,049	$992	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$12.64	N/A	N/A
Cash cost per gold equivalent ounce sold (3)(4)	$1,175	$1,049	$992	$1,050	N/A	$1,083
AISC per gold ounce sold	$1,433	$1,349	$1,427	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$15.37	N/A	N/A
AISC per gold equivalent ounce sold (3)(4)	$1,433	$1,349	$1,427	$1,277	N/A	$1,461
(1)Excludes depreciation, depletion, and amortization.
(2)During the fourth quarter of 2023, the Company identified an adjustment of $10.5 million related to 2023 asset retirement cost depreciation, which was erroneously excluded from Puna's AISC calculation. The Company recognized the total adjustment in the fourth quarter of 2023 and the impact to prior periods was not material. The adjustment only impacts the AISC calculation and does not impact Exploration, evaluation and reclamation costs or Net income (loss) attributable to SSR Mining shareholders in the Company's Consolidated Statements of Operations.
(3)Gold equivalent ounces are calculated using the silver ounces produced or sold multiplied by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include copper, lead, or zinc as they are considered by-products.
(4)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Year ended December 31, 2022
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate and other	Total
Cost of sales (GAAP) (1)	$189,825	$206,014	$74,679	$137,424	$—	$607,942
By-product credits	$(2,928)	$(125)	$(111)	$(48,124)	$—	$(51,288)
Treatment and refining charges	$—	$693	$316	$14,753	$—	$15,762
Cash costs (non-GAAP)	$186,897	$206,582	$74,884	$104,053	$—	$572,416
Sustaining capital expenditures	$34,064	$53,514	$32,980	$10,446	$—	$131,004
Sustaining exploration and evaluation expense	$—	$7,377	$—	$5,372	$—	$12,749
Care and maintenance(2)	$31,067	$—	$—	$—	$—	$31,067
Reclamation cost accretion and amortization	$1,320	$2,181	$1,983	$1,726	$—	$7,210
General and administrative expense and stock-based compensation expense	$2,794	$1	$11	$266	$68,588	$71,660
Total AISC (non-GAAP)	$256,142	$269,655	$109,858	$121,863	$68,588	$826,106

Gold sold (oz)	192,811	195,617	133,500	—	—	521,928
Silver sold (oz)	—	—	—	7,863,646	—	7,863,646
Gold equivalent sold (oz) (3)(4)	192,811	195,617	133,500	95,207	—	617,135

Cost of sales per gold equivalent ounce sold (1)(3)(4)	$985	$1,053	$559	$1,443	N/A	$985
Cash cost per gold ounce sold	$969	$1,056	$561	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$13.23	N/A	N/A
Cash cost per gold equivalent ounce sold (3)(4)	$969	$1,056	$561	$1,093	N/A	$928
AISC per gold ounce sold	$1,328	$1,378	$823	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$15.50	N/A	N/A
AISC per gold equivalent ounce sold (3)(4)	$1,328	$1,378	$823	$1,280	N/A	$1,339
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
(4)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Year ended December 31, 2021
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate and other	Total
Cost of sales (GAAP)(1)	$264,889	$219,035	$66,354	$121,096	$—	$671,374
By-product credits	$(5,989)	$(103)	$(94)	$(50,192)	$—	$(56,378)
Treatment and refining charges	$—	$956	$394	$15,724	$—	$17,074
COVID-19 related costs (2)	$—	$(649)	$(4,786)	$(4,151)	$—	$(9,586)
Fair value adjustment on acquired inventories	$(65,939)	$—	$—	$—	$—	$(65,939)
Cash costs (non- GAAP)	$192,961	$219,239	$61,868	$82,477	$—	$556,545
Sustaining capital expenditures	$36,007	$57,722	$33,010	$10,458	$—	$137,197
Sustaining exploration and evaluation expense	$—	$1,572	$—	$140	$—	$1,712
Reclamation cost accretion and amortization	$2,395	$2,738	$642	$1,624	$—	$7,399
General and administrative expense and stock-based compensation expense	$6,664	$(103)	$(28)	$2,165	$50,072	$58,770
Total AISC (non-GAAP)	$238,027	$281,168	$95,492	$96,864	$50,072	$761,623

Gold sold (oz)	333,761	236,847	118,746	—	—	689,354
Silver sold (oz)	—	—	—	7,810,282	—	7,810,282
Gold equivalent sold (oz) (3)(4)	333,761	236,847	118,746	108,248	—	797,602

Cost of sales per gold equivalent ounce sold(1)(3)(4)	$794	$925	$559	$1,119	N/A	$842
Cash cost per gold ounce sold	$578	$926	$521	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$10.56	N/A	N/A
Cash cost per gold equivalent ounce sold (3)(4)	$578	$926	$521	$762	N/A	$698
AISC per gold ounce sold	$713	$1,187	$804	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$12.40	N/A	N/A
AISC per gold equivalent ounce sold (3)(4)	$713	$1,187	$804	$895	N/A	$955
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

Non-GAAP Measure - Adjusted Attributable Net Income
Adjusted attributable net income (loss) and adjusted attributable net income (loss) per share are used by management and investors to measure the Company’s underlying operating performance. The most directly comparable financial measures prepared in accordance with GAAP are Net income (loss) attributable to SSR Mining shareholders and Net income (loss) per share attributable to SSR Mining shareholders. Adjusted attributable net income (loss) is defined as net income (loss) adjusted to exclude the after-tax impact of specific items that are significant, but not reflective of the Company’s underlying operations, including impairment charges; inflationary impacts on tax balances and transaction, integration and SEC conversion costs. SEC conversion costs are the costs associated with the

Company’s transition in 2022 from being a foreign private issuer to a domestic reporting issuer for purposes of the SEC’s reporting and other requirements.
The following table provides a reconciliation of Net income (loss) attributable to SSR Mining shareholders to adjusted net income (loss) attributable to SSR Mining shareholders:

	Year Ended December 31,
(in thousands, except per share)	2023	2022	2021
Net income attributable SSR Mining shareholders (GAAP)	$(98,007)	$194,140	$368,076
Interest saving on 2019 Notes, net of tax	—	4,910	4,889
Net income (loss) used in the calculation of diluted net income per share	$(98,007)	$199,050	$372,965

Weighted-average shares used in the calculation of net income
Basic	204,714	209,883	215,993
Diluted	204,714	222,481	228,241

Net income (loss) per share attributable to SSR Mining shareholders (GAAP)
Basic	$(0.48)	$0.92	$1.70
Diluted	$(0.48)	$0.89	$1.63

Adjustments:
Impairment charges (1)	$340,734	$—	$20,275
Devaluation of ARS (2)	26,074	—	—
Fair value adjustment on acquired assets (3)	—	—	104,714
Changes in fair value of marketable securities	(4,221)	(602)	10,741
Loss (gain) on sale of mineral properties, plant and equipment	—	1,501	(412)
Transaction and integration costs (4)	—	1,561	8,595
Gain on acquisition of Kartaltepe	—	(81,852)	—
Foreign exchange loss (gain) (5)	—	32,460	(3,629)
SEC conversion costs	—	1,255	2,645
COVID-19 related costs (6)	—	—	9,586
Income tax impact related to above adjustments	(9,826)	(966)	(34,120)
Foreign exchange (gain) loss and inflationary impacts on tax balances (5)	(16,907)	(14,128)	(97,288)
Impact of tax rate change (7)	37,170	—	12,574
Other tax adjustments (8)	1,477	11,445	—
Adjusted net income (loss) attributable to SSR Mining shareholders (Non-GAAP)	$276,494	$144,814	$401,757

Adjusted net income (loss) per share attributable to SSR Mining shareholders (Non-GAAP)
Basic	$1.35	$0.69	$1.86
Diluted (9)	$1.29	$0.67	$1.78

(1)Represents the impairment of $279.3 million related to Çöpler mineral properties and exploration and evaluation assets (amount is presented net of pre-tax attributable to non-controlling interest of $69.8 million), $49.8 million related to Seabee goodwill, $9.0 million write-off of capitalized cloud computing arrangement (amount is presented net of pre-tax attributable to non-controlling interest of $0.8 million), and $2.6 million related to supplies inventories during the year ended December 31, 2023. Represents impairment charges related to the Royalty Portfolio sale, based on the differences between the carrying amount of the assets within the Royalty Portfolio, and the estimated net transaction price for the year ended December 31, 2022. See Note 7 to the Consolidated Financial Statements for further details.
(2)Represents the foreign exchange net loss due to the measures implemented by the Argentine government during the fourth quarter of 2023 which included foreign exchange losses due to the official ARS exchange rate change, foreign exchange gains related to the conversion of a portion of export proceeds at a market exchange rate, and the foreign exchange loss on the utilization of blue chip swaps to convert ARS to USD and manage currency risk. See Currency Risk in Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further details.
(3)Fair value adjustments on acquired assets relate to the acquisition of Alacer's inventories and mineral properties.
(4)Represents the transaction of integration costs of $1.6 million for the sale of Pitarrilla during the year ended December 31, 2022 and $8.6 million for the acquisition of Alacer during the year ended December 31, 2021.
(5)Effective January 1, 2023, the Company no longer adjusts for the fluctuations of foreign exchange gains and losses.
(6)COVID-19 related costs include direct, incremental costs associated with COVID-19 at all operations.
(7)Represents the corporate income tax rate change from 20% to 25% during the year ended December 31, 2023.
(8)Represents charges related to a one-time tax imposed by Türkiye to fund earthquake recovery efforts, offset by a release of an uncertain tax position during the year ended December 31, 2023. Represents charges related to a tax settlement and an uncertain tax position during the year ended December 31, 2022.
(9)Adjusted net income (loss) per diluted share attributable to SSR Mining shareholders is calculated using diluted common shares, which are calculated in accordance with GAAP. For the year ended December 31, 2023, $4.9 million interest saving on 2019 Notes, net of tax, and potentially dilutive shares of approximately 12.9 million were excluded from the computation of diluted loss per common share attributable to SSR Mining shareholders in the Consolidated Statement of Operations as they were antidilutive. These interest savings and shares were included in the computation of adjusted net income (loss) per diluted share attributable to SSR Mining shareholders for the year ended December 31, 2023.

Non-GAAP Measure - Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA represents net income (loss) before interest, taxes, depreciation, and amortization. EBITDA is an indicator of the Company’s ability to generate liquidity by producing operating cash flow to fund working capital needs, service debt obligations, and fund capital expenditures.
Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation, and amortization, adjusted to exclude the impact of specific items that are significant, but not reflective of the Company’s underlying operations, including impairment charges and transaction, integration and SEC conversion costs.
The most directly comparable financial measure prepared in accordance with GAAP to EBITDA and Adjusted EBITDA is Net income (loss) attributable to SSR Mining shareholders.
The following is a reconciliation of Net income (loss) attributable to SSR Mining shareholders to EBITDA and adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net income attributable to SSR Mining shareholders (GAAP)	$(98,007)	$194,140	$368,076
Net income (loss) attributable to non-controlling interests	(22,218)	16,288	57,846
Depreciation, depletion and amortization	214,012	181,447	227,959
Interest expense	16,616	19,116	19,097
Income and mining tax expense (benefit)	(82,534)	30,068	(14,116)
EBITDA (non-GAAP)	27,869	441,059	658,862
Impairment charges (1)	411,398	—	20,275
Devaluation of ARS (2)	26,074	—	—
Changes in fair value of marketable securities	(4,221)	(602)	10,741
Loss (gain) on sale of mineral properties, plant and equipment	—	1,501	(412)
Transaction and integration costs (3)	—	1,561	8,595
Gain on acquisition of Kartaltepe	—	(81,852)	—
Foreign exchange loss (gain) (4)	—	32,460	(3,629)
SEC conversion costs	—	1,255	2,645
Fair value adjustment on acquired inventories (5)	—	—	65,939
COVID-19 related costs (6)	—	—	9,586
Adjusted EBITDA (non-GAAP)	$461,120	$395,382	$772,602
(1)Represents the impairment of $349.2 million related to Çöpler mineral properties and exploration and evaluation assets, $49.8 million related to Seabee goodwill, $9.8 million write-off of capitalized cloud computing arrangement implementation, and $2.6 million related to supplies inventories during the year ended December 31, 2023. Represents impairment charges related to the Royalty Portfolio sale, based on the differences between the carrying amount of the assets within the Royalty Portfolio, and the estimated net transaction price for the year ended December 31, 2022. See Note 7 to the Consolidated Financial Statements for more details.
(2)Represents the foreign exchange net loss due to the measures implemented by the Argentine government during the fourth quarter of 2023 which included foreign exchange losses due to the official ARS exchange rate change, foreign exchange gains related to the conversion of a portion of export proceeds at a market exchange rate, and the foreign exchange loss on the utilization of blue chip swaps to convert ARS to USD and manage currency risk. See Currency Risk in Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further details.
(3)Represents the transaction of integration costs of $1.6 million for the sale of Pitarrilla during the year ended December 31, 2022 and $8.6 million for the acquisition of Alacer during the year ended December 31, 2021.
(4)Effective January 1, 2023, the Company no longer adjusts for the fluctuations of foreign exchange gains and losses.
(5)Fair value adjustments on acquired inventories relate to the acquisition of Alacer.
(6)COVID-19 related costs include direct, incremental costs associated with COVID-19 at all operations.

Non-GAAP Measure - Free Cash Flow
The Company uses free cash flow to supplement information in its consolidated financial statements. The most directly comparable financial measures prepared in accordance with GAAP is Cash provided by (used in) operating activities. The Company believes that in addition to conventional measures prepared in accordance with US GAAP, certain investors and analysts use this information to evaluate the ability of the Company to generate cash flow after capital investments and build the Company’s cash resources. The Company calculates free cash flow by deducting cash capital spending from cash generated by operating activities. The Company does not deduct payments made for business acquisitions.
The following table provides a reconciliation of Cash provided by operating activities to free cash flow:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash provided by operating activities (GAAP)	$421,725	$160,896	$608,986
Expenditures on mineral properties, plant and equipment	(223,422)	(137,515)	(164,810)
Free cash flow (non-GAAP)	$198,303	$23,381	$444,176
Critical Accounting Estimates
This MD&A is based on the Company's consolidated financial statements, which have been prepared in conformity with US GAAP. The preparation of these statements requires that the Company makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases these estimates on historical experience and on assumptions that the Company considers reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The areas requiring the use of management’s estimates are also discussed in Note 2 – Summary of Significant Accounting Policies of the Consolidated Financial Statements. The policies identified as being critical to the understanding of the business and results of operations and that require the application of significant management judgment are outlined below.
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
Mineral reserves
Recoverable proven and probable reserves are the part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The determination of reserves involves numerous uncertainties with respect to the geology of the ore bodies, including quantities, grades and recovery rates. Estimating the quantity and grade of mineral reserves requires the Company to determine the size, shape and depth of the ore bodies by analyzing geological data, such as samplings of drill holes, tunnels and other underground workings. In addition to the geology of the Company’s mines, assumptions are required to determine the economic feasibility of mining these reserves, including estimates of future commodity prices and demand, the mining methods the Company uses and the related costs incurred to develop and mine reserves. The Company’s estimates of recoverable proven and probable mineral reserves are prepared by and are the responsibility of its employees. These estimates are reviewed and verified regularly by independent experts in mining, geology and reserve determination.
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
Goodwill
Goodwill is allocated to reporting units and is tested for impairment annually as of December 31 or when events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. In testing for goodwill impairment, the Company may elect to perform a qualitative assessment to determine whether the existence of events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company does not elect to perform a qualitative assessment or it is determined that it is more likely than not that the fair value is less than the carrying value, then a quantitative goodwill impairment test is performed by determining the fair value of the reporting unit. The fair value of a reporting unit is determined using either the income approach by utilizing estimates of discounted future cash flows or the market approach utilizing recent transaction activity for comparable properties. Estimates of future cash flows are derived from current business plans which are developed using short and long-term metal price assumptions; estimates of costs; resource, reserve and exploration potential estimates, including timing and costs to develop and produce the material; and the use of discount rates in the measurement of fair value.
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
The Company’s operations are in multiple jurisdictions where uncertainties arise in the application of complex tax regulations. Some of these tax regimes are defined by contractual agreements with the local government, while others are defined by general tax laws and regulations. The Company is subject to reviews of its income tax filings and other tax payments, and disputes can arise with the taxing authorities over the interpretation of its contracts or laws.

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
Reclamation liabilities
The Company recognizes a liability for the fair value of estimated future reclamation costs when incurred. Reclamation liabilities are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of reclamation costs. The estimated reclamation liability is based on when spending for an existing disturbance is expected to occur. The Company’s cost estimates are reflected on a third-party cost basis and comply with the Company’s legal obligation to retire long-lived assets in the period incurred. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation liability at each mine site.
Accounting for reclamation liabilities requires the Company to make estimates unique to each mining operation of the future costs we will incur to complete the reclamation work required to comply with existing laws and regulations. Any such changes, including but not limited to, changes in environment laws and regulations, which could increase the extent of reclamation work required; changes in future costs; changes in the timing of reclamation activities; and changes in the methods and technology utilized to do reclamation, could have a material impact on the Company’s results of operations.
Remediation liabilities
Remediation costs are accrued when it is probable that an obligation has been incurred and the cost can be reasonably estimated. In addition to the remediation costs, estimates may include ongoing care, maintenance, and monitoring costs.
Accounting for remediation liabilities represents a critical accounting estimate because (i) changes to environmental laws and regulations and/or circumstances affecting the Company’s operations could result in significant changes to the Company’s estimates, (ii) the Company may be required to make estimates over a long period, (iii) calculating the discounted cash flows for certain of the Company’s liabilities may require management to estimate the amounts and timing of projected cash flows and make long-term assumptions about inflation rates, and (iv) changes in estimates used in determining the remediation liabilities could have a significant impact on the Company’s results of operations.
As of December 31, 2023, the Company did not have any remediation liabilities recorded; however, as a result of the Çöpler Incident the Company is in the process of evaluating the estimated remediation costs and anticipates recording a remediation liability during the first quarter of 2024.
Business combinations
The Company recognizes and measures the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date. Any excess of the purchase consideration when compared to the fair value of the net tangible and intangible assets acquired, if any, is recorded as goodwill. For material acquisitions, the Company engages third-party valuation specialists to assist with the determination of the fair value of assets acquired, liabilities assumed, non-controlling interest, if any, and goodwill, based on recognized business valuation methodologies. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired, liabilities assumed, and non-controlling interest, if any, in a business combination. These valuation procedures require management to make assumptions and apply significant judgment to estimate the fair value of the assets acquired and liabilities assumed. Estimates of future cash flows are developed using short and long-term metal price assumptions; estimates of costs; resource, reserve and exploration potential estimates, including timing and costs to develop and produce the material; and the use of discount rates in the measurement of fair value.
New Accounting Pronouncements
For a discussion of Recently Issued Accounting Pronouncements, see Note 2 of the Consolidated Financial Statements.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to a variety of financial risks as a result of its operations, including market risk which includes price risk, currency risk and interest rate risk, credit risk, liquidity risk and capital risk. The Company's overall risk management strategy seeks to reduce potential adverse effects on its financial performance. Risk management is carried out under policies approved by the Board of Directors. The Company may, from time to time, use foreign exchange contracts, commodity price contracts, equity hedges and interest rate swaps to manage its exposure to fluctuations in foreign currency, energy or diesel prices, marketable securities values and interest rates.
The risks associated with the Company's financial instruments, and the policies on how the Company mitigates those risks are set out below. This is not intended to be a comprehensive discussion of all risks. There were no significant changes to the Company's exposures to these risks or the management of its exposures during the year ended December 31, 2023.
Market Risk
This is the risk that the fair values of financial instruments will fluctuate due to changes in market prices. The significant market risks to which the Company is exposed are price risk, currency risk and interest rate risk.
Price Risk
The Company sells concentrates produced from its Puna operation on a provisional basis. Provisional concentrate sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The embedded derivative is marked to market through earnings each period prior to final settlement. The Company's concentrate metal sales agreements are subject to pricing terms that settle within one to four months after delivery of concentrate. This adjustment period represents the Company's exposure to commodity price risk on its trade receivables. A 10% increase or decrease in the silver price as of December 31, 2023, with all other variables held constant, would have resulted in a $9.8 million increase or decrease to the Company's after-tax net income, respectively.
Currency Risk
Currency risk is the risk that the fair values or future cash flows of the Company's financial instruments will fluctuate because of changes in foreign exchange rates. Exchange rate fluctuations affect the costs the Company incurs at its operations. Gold, silver, lead and zinc are sold in USD and the Company's costs are principally in USD, TRY, CAD and ARS. The appreciation or depreciation of foreign currencies against the USD can increase or decrease the cost of metal production and capital expenditures in USD terms. The Company is also exposed to currency risk arising from cash, cash equivalents and restricted cash held in foreign currencies, as well as marketable securities, accounts receivable and other financial assets, trade and other payables, lease liabilities, other financial liabilities, and current and deferred income and other taxes denominated in foreign currencies. Further, the Company is exposed to currency risk through non-monetary assets and liabilities and tax bases of assets, liabilities and losses of entities whose taxable profit or tax loss are denominated in foreign currencies. All of our foreign operations use the USD as the functional currency and local currency monetary assets and liabilities are remeasured into USD with gains and losses resulting from foreign currency transactions included in current results of operations.
As previously disclosed, the Central Bank of Argentina has continued to maintain certain capital and currency controls that generally restrict the Company’s ability to access USD in Argentina and remit earnings from its Argentine operations. Effective September 2, 2019, Argentina introduced new Central Bank regulations which require export proceeds to be converted into ARS within five business days of such proceeds entering the country. These provisions were intended to be temporary until December 31, 2019; however, the provisions remained in effect as of December 31, 2023. Argentina introduced further currency control measures in 2022, including restrictions on the timing of payments to vendors in currencies other than ARS. While these provisions remain in effect, the Company is unable to hold funds in Argentina in USD, which has increased its exposure to the ARS. During the fourth quarter of 2023, the Argentine government implemented a series of measures to address the current economic situation, which included increasing the exchange rate for ARS more than 50.0% following the presidential elections on December 12, 2023. Additionally during October 2023, following new resolutions by the Argentinian government, a change was instituted in the conversion of USD-denominated export revenues. Prior to the resolutions, all export proceeds were mandatorily converted to ARS at the official exchange rate. However, the new policy dictated that a portion of these proceeds could be converted at the market rate, which was significantly higher than the official rate until the major devaluation on December 12, 2023. The Company utilizes blue chip swaps, which are a legal indirect foreign exchange mechanism to convert ARS to USD and manage currency risk related to the ARS, but cannot remove all such risk and such swaps may result in losses which may be significant.

At December 31, 2023 and 2022, the Company was primarily exposed to currency risk through the following financial assets and liabilities denominated in foreign currencies:

	December 31, 2023
(in thousands)	TRY	CAD	ARS
Financial assets
Cash and cash equivalents	$7,262	$11,090	$28,654
Marketable securities	—	204	10,403
Accounts receivable and other financial assets (1)	24,784	231	8,166
Financial liabilities
Trade and other payables	(18,922)	(15,206)	(6,172)
Lease liabilities (1)	(6,021)	(805)	—
Other financial liabilities	—	(1,061)	—
	$7,103	$(5,547)	$41,051

	December 31, 2022
(in thousands)	TRY	CAD	ARS
Financial assets
Cash and cash equivalents	$20,575	$23,087	$43,822
Marketable securities	—	351	7,852
Accounts receivable and other financial assets (1)	24,875	588	12,566
Financial liabilities
Trade and other payables	(27,898)	(17,336)	(18,350)
Lease liabilities (1)	(4,562)	(527)	—
Other financial liabilities	(314)	(504)	(27)
	$12,676	$5,659	$45,863
(1)Includes current and non-current portion.
The Company assessed the impact of a 10% change in the USD exchange rate relative to the TRY, CAD, and ARS as of December 31, 2023, on the Company's net income based on the above net financial assets and liabilities. As of December 31, 2023, depreciation of the TRY, CAD, and ARS against the USD would have resulted in an increase (decrease) to the Company's total net income as follows:

(in thousands)	Year ended December 31, 2023
TRY	$(646)
CAD	$504
ARS	$(3,732)

Interest Rate Risk
Interest rate risk is the risk that the fair values or future cash flows of the Company's financial instruments will fluctuate because of changes in market interest rates. The Company manages interest rate risk by maintaining an investment policy for short-term investments and cash held in banks, which focuses on preservation of capital and liquidity. As of December 31, 2023, the Company is exposed to interest rate cash flow risk arising from its cash in bank accounts that earn variable interest rates, and interest expense on variable rate borrowings. The Company's variable rate borrowings are the revolving credit facility, Second Amended Credit Agreement, which is subject to a variable interest rate of SOFR plus applicable margin varying based on the Company’s consolidated leverage ratio and amounts drawn on the credit facility ranging from 2.00% to 2.75%. The Second Amended Credit Agreement is undrawn at December 31, 2023.
Future net cash flows from interest income on cash, restricted cash, and interest expense on variable rate borrowings will be affected by interest rate fluctuations. To mitigate exposures to interest rate risk, the Company may purchase short-term investments at market interest rates that result in fixed yields to maturity.
As of December 31, 2023, a 1.0% increase or decrease in the SOFR interest rate, assuming all other variables remained constant, would decrease or increase the Company's after-tax net income for the year ended December 31, 2023 by $0.2 million.
As of December 31, 2023 and 2022, the weighted average interest rate earned on the Company's cash and cash equivalents was 4.67% and 4.39%, respectively. With other variables unchanged, a 1.0% change in the annualized interest rate would impact the Company's after-tax net income by $3.1 million and $5.4 million for the years ended December 31, 2023 and December 31, 2022, respectively.
Credit risk
Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations under the terms of the financial contract. The Company's maximum exposure to credit risk as of December 31, 2023 and 2022 was as follows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$492,393	$655,453
Trade receivables	91,339	62,563
Value added tax receivable	31,087	32,535
Restricted cash	101	33,653
Other current and non-current financial assets	26,593	27,526
	$641,513	$811,730
As of December 31, 2023, no amounts were held as collateral except those discussed above related to other financial assets.
In addition, the Company uses surety bonds to support certain environmental bonding obligations. As of December 31, 2023 and 2022, the Company had surety bonds totaling $142.7 million and $117.4 million, respectively, outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of SSR Mining Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of SSR Mining Inc. and its subsidiaries (together, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, cash flows and statement of changes of equity for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Subsequent Events
As discussed in Note 24 to the consolidated financial statements, the Company suspended the operations of its Çöpler mine following the significant slip of the Çöpler heap leach pad which occurred on February 13, 2024 (“the Çöpler Incident”). The Çöpler Incident is a non-adjusting subsequent event and therefore does not require adjustments to the consolidated financial statements as of December 31, 2023. The disclosures in Note 24 to the consolidated financial statements related to this event are based on management’s best estimates; however, at the current stage of evaluation, the assessment of causes, remediation activities to be performed and possible third party lawsuits or fines, it is not possible to reliably measure all potential costs and future impairment charges that the Company may incur for the purposes of disclosure in the consolidated financial statements.

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
Fair value of mineral properties acquired on initial consolidation of a variable interest entity
As described in Note 3 to the consolidated financial statements, on May 8, 2023, the Company, through its wholly owned subsidiary Alacer Gold Corporation, closed a transaction to acquire an up to 40% interest in, and operational control of, Artmin Madencilik Sanayi Ve Ticaret A.Ş. (“Artmin”) which owns the Hod Maden gold-copper development project (“Hod Maden”). Upon closing of this transaction, the Company made a $120 million cash payment to Lidya Madencilik Sanayi ve Ticaret A.Ş. (“Lidya Mines”) to acquire an initial 10% interest in Artmin and has the option to acquire an additional 30% interest in Artmin for $120 million in structured payments tied to the completion of project construction spending milestones. Additionally, the Company will make contingent payments including $30 million in milestone payments payable in accordance with an agreed upon schedule beginning at the start of construction and ending on the first anniversary of commercial production and $84 million payable upon the delineation of an additional 500,000 gold equivalent ounces of mineral reserves at the Hod Maden project in excess of the project’s current mineral reserves and mineral resources. Upon completion of this transaction, the Company concluded it is the primary beneficiary of the variable interest entity (“VIE”) and therefore consolidated Artmin as an initial consolidation of a VIE that is not a business. As a result, management was required to determine the total amount of the net assets recognized at fair value. The assets acquired included mineral properties which, on a consolidated basis, were valued at $675 million. The fair value of the mineral properties was determined based on an income method. Management applied significant judgment in determining the fair value of the mineral properties, including the use of significant assumptions such as future metal prices, estimated quantities of mineral reserves and mineral resources, future capital and operating expenditures and discount rates. The Company’s estimated quantities of mineral reserves and mineral resources are based on information prepared by qualified persons (management’s specialists).
The principal considerations for our determination that performing procedures relating to the fair value of mineral properties acquired on initial consolidation of a VIE is a critical audit matter are (i) the significant judgment required by management, including the use of management’s specialists, in determining the fair value of the acquired mineral properties; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the fair value measurement of the acquired mineral properties, including significant assumptions such as future metal prices, estimated quantities of mineral reserves and mineral resources, future capital and operating expenditures and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the fair value of mineral properties acquired on initial consolidation of a VIE, including controls over the significant assumptions. These procedures also included, among others, (i) testing management’s process for determining the fair value of the acquired mineral properties; (ii) evaluating the appropriateness of the income valuation method; (iii) testing the completeness and accuracy of the underlying data used in the income valuation method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the future metal prices, estimated quantities of mineral reserves and mineral resources, future capital and operating expenditures and discount rates. Evaluating the reasonableness of the future metal prices involved comparing them to external market and industry data. Evaluating the reasonableness of future operating costs involved comparing them to publicly available technical reports for the Hod Maden project and historical results from the Company’s other operating sites. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the estimated quantities of mineral reserves and mineral resources and future capital and operating expenditures. As a basis for using this work, we assessed management’s specialists’ qualifications and their relationship with the Company. The procedures performed also included evaluation of the methods and assumptions used by management’s specialists, testing the data used by management’s specialists and an evaluation of management’s specialists’ findings. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the discount rates.
Seabee goodwill and long-lived asset impairment tests
As described in Notes 2 and 7 to the consolidated financial statements, the Company evaluates its goodwill for impairment annually at December 31 or when events or changes in circumstances indicate that the fair value of a reporting unit is less than its carrying value. The Company assesses the carrying value of its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts of such assets may not be recoverable. During the fourth quarter of 2023, a triggering event for the Seabee long-lived asset group was identified and the Company performed a quantitative goodwill test for the Seabee reporting unit. The Seabee long-lived asset group is the same as its reporting unit. Based on this test, the Company concluded that Goodwill was impaired and recorded a non-cash impairment of $49.8 million, which represented the full goodwill balance of the reporting unit. The long-lived assets of Seabee were evaluated for impairment prior to the quantitative goodwill test and no impairment was identified. Management determined the fair value of the Seabee reporting unit using an income and market approach. Management applied significant judgment in determining the fair value of the Seabee reporting unit, including the use of significant assumptions such as future metal prices, estimated quantities of mineral reserves and mineral resources, future capital and operating expenditures, in-situ multiples and discount rates. The Company’s estimated quantities of mineral reserves and mineral resources are based on information prepared by qualified persons (management’s specialists).
The principal considerations for our determination that performing procedures relating to the Seabee goodwill and long-lived asset impairment tests is a critical audit matter are (i) the significant judgment required by management, including the use of management’s specialists, in determining the fair value of the Seabee reporting unit; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the fair value measurement of the Seabee reporting unit, including significant assumptions such as future metal prices, estimated quantities of mineral reserves and mineral resources, future capital and operating expenditures, in-situ multiples and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Seabee goodwill and long-lived impairment tests, including controls over the significant assumptions. These procedures also included, among others, (i) testing management’s process for determining the fair value of the Seabee reporting unit; (ii) evaluating the appropriateness of the income and market valuation methods used by management; (iii) testing the completeness and accuracy of the underlying data used in the income and market valuation methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the future metal prices, estimated quantities of mineral reserves and mineral resources, future capital and operating expenditures, in-situ multiples and discount rates. Evaluating the reasonableness of the future metal prices involved comparing them to external market and industry data. Evaluating the reasonableness of future capital and operating expenditures involved comparing them to the Seabee mine’s current and past performance. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the estimated quantities of mineral reserves and mineral resources. As a basis for using this work, we assessed management’s specialists’ qualifications and their relationship with the Company. The procedures performed also included evaluation of the methods and assumptions used by management’s specialists, testing the data used by management’s specialists and an evaluation of management’s specialists’ findings. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the discount rates and in-situ multiples.
/s/ PricewaterhouseCoopers LLP
Chartered Professional Accountants
Vancouver, Canada

February 27, 2024
We have served as the Company's auditor since 1989.

SSR Mining Inc.
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Revenue	$1,426,927	$1,148,033	$1,474,199
Operating costs and expenses:
Cost of sales (1)	804,147	607,942	671,374
Depreciation, depletion, and amortization	214,012	181,447	227,959
General and administrative expense	67,457	71,660	56,594
Exploration, evaluation, and reclamation costs	58,883	52,846	42,382
Care and maintenance	—	41,800	—
Impairment charges	411,398	—	20,275
Other operating expenses, net	1,274	2,070	11,240
Operating income (loss)	(130,244)	190,268	444,375
Other income (expense):
Interest expense	(16,616)	(19,116)	(19,097)
Gain on acquisition of Kartaltepe	—	81,852	—
Other income (expense)	50,151	20,291	(14,149)
Foreign exchange gain (loss)	(105,699)	(32,460)	3,629
Total other income (expense)	(72,164)	50,567	(29,617)
Income (loss) before income and mining taxes	(202,408)	240,835	414,758
Income and mining tax benefit (expense)	82,534	(30,068)	14,116
Equity income (loss) of affiliates	(351)	(339)	(2,952)
Net income (loss)	(120,225)	210,428	425,922
Net loss (income) attributable to non-controlling interest	22,218	(16,288)	(57,846)
Net income (loss) attributable to SSR Mining shareholders	$(98,007)	$194,140	$368,076

Net income (loss) per share attributable to SSR Mining shareholders
Basic	$(0.48)	$0.92	$1.70
Diluted	$(0.48)	$0.89	$1.63
(1)    Excludes depreciation, depletion, and amortization.
The accompanying notes are an integral part of the Consolidated Financial Statements.

SSR Mining Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income (loss)	$(120,225)	$210,428	$425,922
Adjustments for:
Depreciation, depletion, and amortization	214,012	181,447	227,959
Amortization of debt discount	1,006	976	948
Reclamation accretion expense	8,698	6,035	4,821
Deferred income taxes	(134,843)	(67,932)	(130,570)
Stock-based compensation	5,170	6,473	14,799
Equity (income) loss of affiliates	351	339	2,952
Unrealized loss (gain) on derivative instruments	4	982	(5,093)
Change in fair value of marketable securities	(4,221)	(602)	10,741
Non-cash fair value adjustment on acquired inventories	18,272	13,853	65,939
Write-down of leach pad inventory	12,595	—	—
Loss (gain) on sale of mineral properties, plant and equipment	1,369	1,501	(412)
Gain on acquisition of Kartaltepe	—	(81,852)	—
Impairment charges	411,398	—	20,275
Non-cash care and maintenance	—	10,733	—
Change in fair value of deferred consideration	3,731	—	—
Loss (gain) on foreign exchange	138,555	25,785	—
Net change in operating assets and liabilities	(134,147)	(147,270)	(29,295)
Net cash provided by (used in) operating activities	421,725	160,896	608,986
Investing activities
Additions to mineral properties, plant and equipment	(223,422)	(137,515)	(164,810)
Acquisitions, net (1)	(119,925)	(170,064)	—
Purchases of marketable securities	(15,497)	(9,004)	(10,086)
Proceeds on Royalty Portfolio sale	—	—	32,600
Proceeds from sales of marketable securities	19,666	35,631	11,396
Proceeds from repayment of note receivable	—	8,358	—
Proceeds from sale of mineral properties, plant and equipment	—	35,067	2,505
Other investing activities	(83)	1,245	(742)
Net cash provided by (used in) investing activities	(339,261)	(236,282)	(129,137)

SSR Mining Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Financing activities
Repayment of debt, principal	$(71,153)	$(71,155)	$(70,000)
Advance from non-controlling interest	6,544	—	—
Repurchase of common shares	(56,315)	(100,040)	(148,075)
Proceeds from exercise of stock options	208	2,628	8,778
Principal payments on finance leases	(3,870)	(10,091)	(10,441)
Non-controlling interest dividend	—	(34,520)	(55,464)
Dividends paid	(57,670)	(58,799)	(43,233)
Other financing activities	—	195	(1,334)
Net cash provided by (used in) financing activities	(182,256)	(271,782)	(319,769)
Effect of foreign exchange rate changes on cash and cash equivalents	(96,820)	(16,591)	(3,136)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(196,612)	(363,759)	156,944
Cash, cash equivalents, and restricted cash, beginning of year	689,106	1,052,865	895,921
Cash, cash equivalents, and restricted cash, end of year	$492,494	$689,106	$1,052,865

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$492,393	$655,453	$1,017,562
Restricted cash	101	33,653	35,303
Total cash, cash equivalents, and restricted cash	$492,494	$689,106	$1,052,865
(1)    Acquisitions, net for the year ended December 31, 2023 is comprised of $120.0 million of cash paid in the acquisition of the Hod Maden, net of cash and cash equivalents acquired. Acquisitions, net for the year ended December 31, 2022 is comprised of $24.8 million cash paid in the acquisition of Taiga Gold Corp., net of $4.7 million of cash and cash equivalents acquired, and $150.0 million cash paid in the acquisition of an additional 30% ownership in Kartaltepe.
(2)    In connection to the repayment and termination of the Term Loan, $33.4 million of restricted cash was released.
The accompanying notes are an integral part of the Consolidated Financial Statements.

SSR Mining Inc.
Consolidated Balance Sheets
(in thousands)

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$492,393	$655,453
Marketable securities	20,944	40,280
Trade and other receivables	142,180	117,675
Inventories	515,143	501,607
Restricted cash	101	33,653
Prepaids and other current assets	25,715	27,767
Total current assets	1,196,476	1,376,435

Mineral properties, plant and equipment, net	3,872,886	3,549,446
Inventories	219,808	218,999
Equity method investments	127	395
Goodwill	—	49,786
Deferred income tax assets	22,307	1,915
Other non-current assets	74,169	57,681
Total assets	$5,385,773	$5,254,657

LIABILITIES
Accounts payable	$37,095	$78,929
Accrued liabilities and other	128,003	124,654
Finance lease liabilities	4,555	3,872
Current portion of debt	920	71,797
Total current liabilities	170,573	279,252

Debt	227,516	226,510
Finance lease liabilities	86,141	102,434
Reclamation liabilities	170,455	153,972
Deferred income tax liabilities	363,852	342,401
Other non-current liabilities	63,033	23,889
Total liabilities	1,081,570	1,128,458

EQUITY
Common shares – unlimited authorized common shares with no par value; 202,952 and 206,653 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	3,005,015	3,057,920
Retained earnings	368,065	521,817
SSR Mining’s shareholders’ equity	3,373,080	3,579,737
Non-controlling interest	931,123	546,462
Total equity	4,304,203	4,126,199
Total liabilities and equity	$5,385,773	$5,254,657

The accompanying notes are an integral part of the Consolidated Financial Statements.

SSR Mining Inc.
Consolidated Statement of Changes of Equity
(in thousands)

	Common shares
	Number of shares	Amount	Retained earnings (Accumulated Deficit)	Total equity attributable to SSR Mining shareholders	Non-controlling interest	Total equity	Contingently redeemable shares
Balance as of January 1, 2021	219,607	$3,242,821	$92,077	$3,334,898	$512,279	$3,847,177	$3,311
Repurchase of common shares	(8,801)	(129,052)	(19,023)	(148,075)	—	(148,075)	—
Exercise of stock options	818	8,778	—	8,778	—	8,778	—
Settlement of RSUs and PSUs	255	408	—	408	—	408	—
Transfer of equity-settled RSUs	—	8,802	—	8,802	—	8,802	—
Equity-settled share-based compensation	—	5,121	—	5,121	—	5,121	—
Reclassification of contingently redeemable shares	—	3,311	—	3,311	—	3,311	(3,311)
Dividends paid to SSR Mining shareholders	—	—	(43,233)	(43,233)	—	(43,233)	—
Dividends paid to non-controlling interest	—	—	—	—	(55,464)	(55,464)	—
Other	—	—	(230)	(230)	—	(230)	—
Net income (loss)	—	—	368,076	368,076	57,846	425,922	—
Balance as of December 31, 2021	211,879	$3,140,189	$397,667	$3,537,856	$514,661	$4,052,517	$—
Repurchase of common shares	(6,053)	(88,849)	(11,191)	(100,040)	—	(100,040)	—
Exercise of stock options	180	2,675	—	2,675	—	2,675	—
Settlement of RSUs	647	—	—	—	—	—	—
Equity-settled share-based compensation	—	3,905	—	3,905	—	3,905	—
Dividends paid to SSR Mining shareholders	—	—	(58,799)	(58,799)	—	(58,799)	—
Acquisition of non-controlling interest	—	—	—	—	48,591	48,591
Dividends paid to non-controlling interest	—	—	—	—	(34,520)	(34,520)	—
Contributions from non-controlling interest	—	—	—	—	1,442	1,442	—
Net income (loss)	—	—	194,140	194,140	16,288	210,428	—
Balance as of December 31, 2022	206,653	$3,057,920	$521,817	$3,579,737	$546,462	$4,126,199	$—
Repurchase of common shares	(3,967)	(58,240)	1,925	(56,315)	—	(56,315)	—
Exercise of stock options	17	216	—	216	—	216	—
Settlement of RSUs	249	—	—	—	—	—	—
Equity-settled stock-based compensation	—	5,119	—	5,119	—	5,119	—

SSR Mining Inc.
Consolidated Statement of Changes of Equity
(in thousands)

Dividends paid to SSR Mining shareholders	—	—	(57,670)	(57,670)	—	(57,670)	—
Acquisition of non-controlling interest	—	—	—	—	404,878	404,878	—
Contributions from non-controlling interest	—	—	—	—	2,001	2,001	—
Net income (loss)	—	—	(98,007)	(98,007)	(22,218)	(120,225)	—
Balance as of December 31, 2023	202,952	$3,005,015	$368,065	$3,373,080	$931,123	$4,304,203	$—
The accompanying notes are an integral part of the Consolidated Financial Statements.

SSR Mining Inc.
Notes to Consolidated Financial Statements

1.THE COMPANY
SSR Mining Inc. and its subsidiaries (collectively, “SSR Mining” or the “Company”) is a precious metals mining company with four producing assets located in the United States, Türkiye, Canada and Argentina. The Company is principally engaged in the operation, acquisition, exploration and development of precious metal resource properties located in Türkiye and the Americas. The Company produces gold doré as well as copper, silver, lead and zinc concentrates. The Company’s focus is on safe, profitable production from its Çöpler Gold Mine (“Çöpler”) in Erzincan, Türkiye, Marigold mine (“Marigold”) in Nevada, USA, Seabee Gold Operation (“Seabee”) in Saskatchewan, Canada, and Puna Operations (“Puna”) in Jujuy, Argentina, and to advance, as market and project conditions permit, its principal development projects.
On February 13, 2024, the Company suspended all operations at its Çöpler property as a result of a significant slip on the heap leach pad (the “Çöpler Incident”). The Çöpler Incident is a non-adjusting subsequent event, refer to Note 24 for further information.
SSR Mining is incorporated under the laws of the Province of British Columbia, Canada. The Company's common shares are listed on the Toronto Stock Exchange (“TSX”) in Canada and the Nasdaq Global Select Market (“Nasdaq”) in the U.S. under the symbol “SSRM” and the Australian Securities Exchange (“ASX”) in Australia under the symbol “SSR.”
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
The Company's business may be impacted by adverse macroeconomic and geopolitical conditions. These conditions include inflation, interest rate and foreign currency fluctuations and slowdown of economic activity around the world. The Company maintains its cash and cash equivalents primarily in USD. Any fluctuation in the exchange rate of the TRY, CAD, ARS, or the currency of any other country in which the Company operates, against the USD will result in a loss on the Company’s books to the extent the Company holds funds or net monetary or non-monetary assets denominated in those currencies, and any fluctuations of currency prices generally may result in volatility. Certain of the Company's operations are located in countries that have in the past and are currently experiencing high rates of inflation. It is possible that in the future, high inflation in the countries in which we operate may result in an increase in operational costs in local currencies (without a concurrent devaluation of the local currency of operations against the dollar or an increase in the dollar price of gold, silver, copper, zinc or lead). Maintaining operating costs in currencies subject to significant inflation could expose us to risks relating to devaluation and high domestic inflation.

SSR Mining Inc.
Notes to Consolidated Financial Statements

Use of estimates
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the Company's Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management’s estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production depreciation; reclamation liabilities; valuation of assets acquired and liabilities assumed in business combinations, asset acquisitions or on the initial consolidation of variable interest entities (“VIEs”); estimates of fair value for certain reporting units and asset impairments (including impairments of long-lived assets and goodwill); estimates of recoverable metal in stockpiled ore and leach pad inventories; estimates of the net realizable value of inventory; and estimates of deferred tax assets and liabilities. The Company has based its estimates on historical experience and various other assumptions that it believes to be reasonable. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions. Changes in facts and circumstances may alter such estimates and affect the results of operations and financial position in future periods.
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
Operating segments
The Company has four reportable segments for financial reporting purposes: Çöpler, Marigold, Seabee, and Puna. Çöpler, Marigold, Seabee and Puna segments represent the Company's four operating mine sites. The exploration, evaluation and development properties are managed by the nearest or adjacent reportable segment except for greenfield standalone prospects, which are included in Corporate and other in Note 4.
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
Foreign currency transactions
The functional and reporting currency of SSR Mining Inc. and each of its subsidiaries is the USD. Accordingly, foreign currency transactions and balances of the Company’s subsidiaries are remeasured as follows: (i) monetary assets and liabilities denominated in currencies other than USD (“foreign currencies”) are remeasured into USD at the exchange rates prevailing at the balance sheet date; and (ii) non-monetary assets denominated in foreign currencies and measured at other than fair value are remeasured using the rates of exchange at the transaction date.

SSR Mining Inc.
Notes to Consolidated Financial Statements

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

SSR Mining Inc.
Notes to Consolidated Financial Statements

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
Drilling and related costs are capitalized for an ore body where proven and probable reserves exist, and the activities are directed at obtaining additional information about the ore body or converting measured, indicated, and inferred resources to proven and probable reserves. All other drilling and related costs are expensed as incurred. Drilling costs incurred during the production phase for operational ore control are allocated to inventory costs and then included as a component of Cost of sales.
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
The production phase of an open pit mine commences when saleable minerals, beyond a de minimis amount, are produced. Stripping costs incurred during the production phase of a mine are variable cost of sales that are included as a component of inventory to be recognized in Cost of sales in the same period as the revenue from the sale of inventory.
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
Plant and equipment
Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and recorded at cost. Facilities and equipment acquired as part of a finance lease are capitalized and recorded as right-of-use (“ROU”) assets based on the contractual lease terms. The carrying amounts of plant and equipment are depreciated to their estimated residual value over the estimated useful lives of the specific assets or the estimated life-of-mine (“LOM”), if shorter. Depreciation starts on the date when the asset is available for its intended use. Construction in process assets are not depreciated until available for their intended use. The major categories of plant and equipment are depreciated on a straight-line basis using the estimated lives indicated below:

SSR Mining Inc.
Notes to Consolidated Financial Statements

Vehicles	5 years - 7 years
Mining equipment	3 years - LOM
Mobile equipment components	2 years - 7 years
Buildings	LOM
Mine plant equipment	LOM
Underground infrastructure	LOM
ROU assets - plant and equipment (1)	10 years - LOM
(1)For ROU assets, the depreciation period indicated above represents the period from lease commencement date to the earlier of the end of the useful life of the underlying asset or the end of the lease term.
Impairment of long-lived assets
The Company assesses the carrying value of its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts of such assets may not be recoverable. Events or circumstances that could indicate that the carrying value of an asset or asset group may not be recoverable include, but are not limited to, significant adverse changes in the business climate including changes in future metal prices, significant changes to the extent or manner in which the asset is being used or its physical condition including significant decreases in production or mineral reserves, and significant decreases in the market price of the assets. In evaluating long-lived assets for recoverability, estimates of pre-tax undiscounted future cash flows of the Company's mines are used. An impairment is considered to exist if total estimated undiscounted future cash flows are less than the carrying amount of the asset. Once it is determined that an impairment exists, an impairment loss is recognized based on the difference between the estimated fair value of the long-lived assets and their carrying amounts. Fair value is typically determined through the use of an income approach utilizing estimates of discounted future cash flows or a market approach utilizing recent transaction activity for comparable properties. Future cash flows are derived from current business plans which are developed using short and long-term metal price assumptions; estimates of costs; and resource, reserve and exploration potential estimates, including timing and costs to develop and produce the material and are considered Level 3 fair value measurements. The Company believes its estimates and models used to determine fair value are similar to what a market participant would use.
Goodwill
Under the acquisition method of accounting for business combinations, the identifiable assets acquired and liabilities assumed are recognized at their estimated fair value as of the date of acquisition. The excess of the fair value of consideration paid over the fair value of the identifiable net assets acquired is recognized as Goodwill and allocated to the reporting units.
Goodwill is allocated to reporting units and assessed for impairment annually as of December 31 or when events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. In testing for goodwill impairment, the Company may elect to perform a qualitative assessment to determine whether the existence of events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company does not elect to perform a qualitative assessment or it is determined that it is more likely than not that the fair value is less than the carrying value, then a quantitative goodwill impairment test is performed by determining the fair value of the reporting unit. The fair value of a reporting unit is determined using either the income approach by utilizing estimates of discounted future cash flows or the market approach utilizing recent transaction activity for comparable properties. These approaches are considered Level 3 fair value measurements. If the carrying amount of a reporting unit exceeds the fair value, an impairment loss is recognized in the current period in an amount equal to the excess.
Stock-based compensation
The Company determines the fair value on the grant date for stock-based compensation awards and expenses the awards in the Consolidated Statements of Operations over the vesting period on a straight-line basis. Based on the

SSR Mining Inc.
Notes to Consolidated Financial Statements

terms of the award, and the Company’s intent and past practice for settlement in cash or shares, the awards are classified as liabilities or equity. The Company recognizes forfeitures as they occur.
Cash-settled stock-based compensation arrangements; including Deferred Share Units (“DSUs”), DSU Replacement Units, and Performance Stock Units (“PSUs”) are remeasured at fair value at the end of each reporting period and at the date of settlement, with any changes in fair value recognized in profit or loss for the period.
For equity-settled stock options, the fair value at the grant date is estimated using the Black-Scholes option pricing model. For Restricted Share Units (“RSUs”), the fair value at the grant date is estimated based on the quoted market price of the Company’s common stock.
Income taxes
The income and mining tax expense for the period is comprised of current tax expense and deferred tax expense, and is recognized in the Consolidated Statements of Operations.
Current income tax
Current tax for each of the Company's taxable entities is based on the local taxable profit for the period at the local statutory tax rates enacted at the date of the Consolidated Balance Sheets as well as the available double tax treaty rates as ratified. Management periodically evaluates positions taken in tax returns in situations in which applicable tax regulation is subject to interpretation. The Company establishes provisions where appropriate on the basis of amounts expected to be paid to tax authorities. Any uncertain tax positions must meet a more-likely-than-not realization threshold to be recognized and any potential accrued interest and penalties related to unrecognized tax benefits are recognized within Income and mining tax benefit (expense).
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

SSR Mining Inc.
Notes to Consolidated Financial Statements

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
Reclamation liabilities
The Company recognizes a liability for the fair value of estimated future reclamation costs when incurred. The liability is accreted over time through periodic charges to Exploration, evaluation and reclamation costs in the Consolidated Statements of Operations. In addition, the asset retirement cost is capitalized as part of the asset's carrying value and amortized over the life of the related asset. Reclamation liabilities are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of reclamation costs. Changes in the estimate of reclamation costs may result from changes in legal or regulatory requirements, increased obligations arising from additional mining and exploration activities, and changes to cost estimates. Changes in reclamation estimates at mines that are not currently operating, as the mine or portion of the mine site has entered the closure phase and has no substantive future economic value, are reflected in Exploration, evaluation and reclamation costs in the Consolidated Statements of Operations. The estimated reclamation liability is based on when spending for an existing disturbance is expected to occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation liability at each mine site.
Remediation liabilities
Remediation costs are accrued when it is probable that an obligation has been incurred and the cost can be reasonably estimated. In addition to the remediation costs, estimates may include ongoing care, maintenance, and monitoring costs. When the available information is sufficient to estimate the amount of the liability, that estimate is used. When the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is used. Remediation liabilities are recorded on an undiscounted basis, except when payments are readily estimable, in which case the remediation costs included in remediation liabilities are discounted to their present value. Changes in remediation estimates are reflected in

SSR Mining Inc.
Notes to Consolidated Financial Statements

earnings in the period the estimate is revised. The Company performs a comprehensive review of its remediation liabilities annually and also reviews changes in facts and circumstances associated with these obligations at least quarterly. As of December 31, 2023 the Company did not have any remediation liabilities recorded; however, the Company suspended operations at Çöpler as a result of a significant slip on the heap leach pad on February 13, 2024. Refer to Note 24 for further information. The Company is in the process of evaluating the estimated remediation costs and anticipates recording a remediation liability during the first quarter of 2024.
Leases
The Company has entered into lease contracts under which it is the lessee. The Company determines whether an arrangement is, or contains, a lease based on the substance of the arrangement at its inception. If the contract is determined to be a lease, the Company classifies the lease as either an operating or financing lease. Operating lease right of use (“ROU”) assets are included in Other non-current assets and lease obligations are included in Accrued liabilities and other and Other non-current liabilities in the Consolidated Balance Sheets. Finance lease ROU assets are included in Mineral properties, plant and equipment and lease obligations are included in Finance lease liabilities in the Consolidated Balance Sheets.
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
Revenue recognition
The Company generates revenue by selling gold, copper, silver, lead and zinc produced from its mining operations. The majority of the Company’s sales come from the sale of refined gold bullion; however, the end product at the Company’s gold operations is generally doré. The Company also sells silver-lead and zinc concentrate to smelters for further treatment and refining.
Gold sales
Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% gold. Under the terms of the Company’s refining agreements, the doré bars are refined for a fee, and the Company’s share of the refined gold and separately recovered silver is credited to its bullion account. Doré produced at Marigold and Seabee is sold

SSR Mining Inc.
Notes to Consolidated Financial Statements

primarily to bullion banks in the London spot market. Doré produced at Çöpler is sold primarily on the Istanbul Gold Exchange. Under legislation enacted in Türkiye in 2018, the Central Bank of the Republic of Türkiye has the first right of refusal for all gold produced by mining operations in Türkiye.
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
Reclassifications
Changes to operating segments
During the first quarter of 2023 the Company changed the way management internally reviews and evaluates operating performance and manages the business. The Company determined it has four reportable segments: Çöpler, Marigold, Seabee and Puna. The Company’s previous exploration, evaluation and development properties are now managed by the nearest or adjacent reportable segment except for greenfield standalone prospects, which are included in Corporate and other in Note 4.
Prior period segment information has been recast to conform with current period presentation.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. The guidance is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact on the consolidated financial statements.

SSR Mining Inc.
Notes to Consolidated Financial Statements

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss and interim disclosures of a reportable segment’s profit or loss and assets. The guidance is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact on the consolidated financial statements.
In October 2023, the FASB issued ASU 2023-06 “Disclosure Improvements - Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative.” ASU 2023-06 modified the disclosure and presentation requirements of a variety of codification topics to better align with the SEC’s regulations. The amendments to the various topics are applied prospectively, and the effective date will be determined for each individual disclosure based on the effective date of the SEC’s removal of the related disclosure. If the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K by June 30, 2027, then this ASU will not become effective. The Company is currently evaluating the impact on the consolidated financial statements.
In August 2023, the FASB issued ASU 2023-05 “Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement.” ASU 2023-05 provides guidance requiring a joint venture to initially measure all contributions received upon its formation at fair value. The guidance is applicable prospectively to joint ventures with a formation date on or after January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact on the consolidated financial statements.

SSR Mining Inc.
Notes to Consolidated Financial Statements

3.ACQUISITIONS AND DIVESTITURES
Acquisitions
Hod Maden Project
On May 8, 2023, the Company, through its wholly owned subsidiary Alacer Gold Corporation, closed on an agreement to acquire a 10% interest in, and operational control of, Artmin Madencilik Sanayi Ve Ticaret A.Ş (“Artmin”) which owns the Hod Maden gold-copper development project, located in northeastern Türkiye (the “Transaction”). Hod Maden was owned 70% by Lidya Madencilik Sanayi ve Ticaret A.Ş (“Lidya Mines”) and 30% by Horizon Copper Corp. (“Horizon”) prior to the closing of the Transaction. Upon closing of the Transaction, the Company made a $120.0 million cash payment to Lidya Mines to acquire a 10% interest in Artmin. The Company has the option to acquire an additional 30% interest in Artmin from Lidya Mines for $120.0 million in structured payments tied to the completion of project construction spending milestones. Additionally, the Company will make contingent payments to Lidya Mines including $30.0 million in milestone payments payable in accordance with an agreed upon schedule beginning at the start of construction and ending on the first anniversary of commercial production and $84.0 million payable upon the delineation of an additional 500,000 gold equivalent ounces of mineral reserves at the Hod Maden project in excess of the project’s current mineral reserves and mineral resources.
The acquisition date fair value of the consideration paid is as follows (in thousands):

Cash paid to Lidya Mines for 10% interest	$120,000
Contingent consideration tied to completion of operational milestones (1)	24,300
Contingent consideration tied to delineation of new reserves (1)	4,300
Total consideration	$148,600
(1) The fair value of the two elements of contingent consideration are based on a discounted cash flow model. The contingent consideration is considered a Level 3 fair value measurement due to certain assumptions that are not based on observable market data (refer to Note 12 for more information). The significant assumptions include estimates of timing of completion of project milestones, probability of delineation of additional reserves, and discount rates. The contingent consideration is included within Other non-current liabilities on the Consolidated Balance Sheets.
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

SSR Mining Inc.
Notes to Consolidated Financial Statements

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
$148,600
(1) The fair value of mineral properties, plant and equipment is based on applying the income and market valuation methods. The fair value of mineral properties determined using the income approach is $674.9 million. The significant assumptions include future metal prices, estimated quantities of mineral reserves and mineral resources, future capital and operating expenditures, and discount rates.
(2) Deferred income tax liabilities represent the future tax expense associated with the differences between the fair value allocated to assets and liabilities and the historical carryover tax basis of these assets and liabilities.
The assets acquired are included in the Corporate and other in Note 4. The non-controlling interest is representative of Lidya Mines and Horizon’s combined 90% interest and is inclusive of the 30% redeemable interest. As the redemption features are solely within the control of the Company, the redeemable non-controlling interest in Artmin is classified within permanent equity under ASC 480.
Subsequent to the acquisition of the Hod Maden project, Horizon advanced Artmin $6.4 million during the year ended December 31, 2023 to help fund working capital. The loan is unsecured, bears interest at the credit default swap premium of Türkiye plus a fixed spread of 4.0% and matures on June 28, 2028. As of December 31, 2023, no repayments have been made on the loan. The liability is included in Other non-current liabilities in the Consolidated Balance Sheets.
Acquisition of additional 30% ownership in Kartaltepe
On November 17, 2022, the Company, through its wholly owned subsidiary Alacer Gold Madencilik A.S., completed the acquisition of an additional 30% ownership in Kartaltepe Madencilik Sanayi ve Ticaret Anonim Şirketi (“Kartaltepe”) from joint venture partner Lidya Mines (the “Transaction”) for total consideration of $150.0 million in cash. The Company previously owned 50% of Kartaltepe and accounted for its interest as an equity method investment with a reported amount of $4.2 million. Upon completion of the Transaction, the Company now owns 80% of Kartaltepe and is considered the primary beneficiary of the VIE and consolidates Kartaltepe under ASC 810. Kartaltepe is included in the Çöpler mine operating segment. The Transaction provides increased exposure for the Company to potential exploration success on the geologically prospective Kartaltepe licenses, including Çakmaktepe Extension, Çakmaktepe, and the Mavialtin Porphyry Belt. Additionally, the Transaction is expected to deliver material synergies through the remainder of Ҫӧpler’s mine life.
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

SSR Mining Inc.
Notes to Consolidated Financial Statements

(i) the fair value of consideration paid, the fair value of the non-controlling interests, and the reported amount of the previously held interest and (ii) the total amount of the net assets recognized at fair value.
At acquisition, the Company recognized all assets acquired and liabilities assumed at an aggregate fair value of $284.7 million, primarily consisting of $361.6 million in Mineral properties, plant and equipment, net1 and $72.3 million in Deferred tax liabilities2 on the Consolidated Balance Sheets. The fair value of Lidya Mines’ 20% interest of $48.6 million was recognized as Non-controlling interest on the Consolidated Balance Sheets. The Company retained a third-party appraiser to assist in determining the fair value of the assets acquired, liabilities assumed, and non-controlling interest as of the acquisition date. The fair value estimates were based on income and market valuation methods1. Fair value is a market-based measurement and does not include entity-specific synergies.
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
Divestitures
Divestiture of San Luis
On November 29, 2023, the Company entered into a definitive agreement with Highlander Silver Corp. (“Highlander Silver”) to sell its San Luis project in the Ancash department of central Peru, which is included in Corporate and other in Note 4. Upon the expected closing of the Transaction in the first quarter of 2024, the Company will receive $5.0 million in cash and up to $37.5 million in contingent payments payable in cash, while retaining a 4% net smelter return royalty on the San Luis project. Assets of $0.8 million, included in Prepaid and other current assets, and liabilities of $0.7 million, included in Accrued liabilities and other, were classified as held for sale as of December 31, 2023.
Divestiture of Pitarrilla
On July 6, 2022, the Company completed the sale of the Pitarrilla project in Durango, Mexico to Endeavour Silver Corp. (“Endeavour Silver”). The consideration received included cash of $35.0 million, Endeavour Silver common shares with a fair value on the closing date of $25.6 million (8,577,380 shares at $2.99 per share), and a 1.25% net smelter returns royalty on the Pitarrilla property. A gain of $0.6 million was recognized, included in Other operating expenses, net in the Consolidated Statements of Operations, calculated as the difference between the consideration received and the carrying amount of the net assets sold.
Divestiture of royalty assets
On October 21, 2021, the Company completed the sale of a portfolio of royalty interests and deferred consideration (the “Royalty Portfolio”) to EMX Royalty Corporation (“EMX”) with a carrying value of $83.9 million. The total consideration received included cash, EMX common shares, and deferred consideration in the form of contingent payments of cash payable upon completion of certain project milestones related to one of the royalties totaling approximately $87.9 million. The fair value of the deferred consideration was estimated based on the present value of the projected future cash inflows using a discount rate of 12.5%. The projected future cash inflows are affected by assumptions related to the achievement of the development milestones. At June 30, 2021, following the negotiation
1 The fair value of mineral properties, plant and equipment is based on applying the income and market valuation methods and includes a provision for the estimated fair value of asset retirement obligations related to the long-lived tangible assets. The significant assumptions include future metal prices, estimated quantities of mineral reserves and mineral resources, future operating costs, discount rates, and in-situ multiples.
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
On December 22, 2023, the Company completed a secondary offering of common shares of EMX received in the Royalty Portfolio sale, classified under Marketable securities, in the form of 6,161,524 units (“Units”) for CAD $1.93 per Unit. Each Unit consists of one EMX common share and one right to purchase an additional EMX common share (an “Option”) that entitles the holder to acquire one EMX common share at a price of CAD $2.27 per share, expiring on December 31, 2024. The Company received cash proceeds of $8.7 million for the 6,161,524 Units and recognized a liability associated with the Options of $1.4 million, determined using the Black-Scholes option pricing model, included in Accrued liabilities and other. The Options are considered a Level 2 fair value measurement (refer to Note 11 for further information). A loss on the sale of the Units of $2.9 million was recognized and included in Other income (expense).

SSR Mining Inc.
Notes to Consolidated Financial Statements

4.OPERATING SEGMENTS
The Company currently has four producing mines which represent the Company’s reportable and operating segments. The results of operating segments are reviewed by management to make decisions about resources to be allocated to the segments and to assess their performance.
The following tables provide a summary of financial information related to the Company's segments (in thousands):

	Year ended December 31, 2023
	Çöpler (3)	Marigold	Seabee	Puna	Segments Total	Corporate and other (1)	Consolidated
Revenue	$442,417	$538,244	$164,346	$281,920	$1,426,927	$—	$1,426,927
Cost of sales (2)	$268,628	$289,063	$82,898	$163,558	$804,147	$—	$804,147
Depreciation, depletion and amortization	$93,808	$46,236	$40,533	$33,435	$214,012	$—	$214,012
Exploration, evaluation and reclamation costs	$8,699	$15,059	$17,489	$10,196	$51,443	$7,440	$58,883
Impairment charges	$353,322	$—	$49,786	$2,637	$405,745	$5,653	$411,398
Operating income (loss)	$(287,519)	$187,886	$(26,867)	$71,848	$(54,652)	$(75,592)	$(130,244)
Capital expenditures	$89,165	$82,252	$37,521	$13,193	$222,131	$—	$222,131
Total assets as of December 31, 2023	$2,915,262	$782,353	$464,033	$324,794	$4,486,442	$899,331	$5,385,773
(1)Corporate and other consists of business activities that are not included within the reportable segments and is provided for reconciliation purposes.
(2)Excludes depreciation, depletion, and amortization.
(3)Refer to Note 24 for information regarding the Çöpler Incident.

SSR Mining Inc.
Notes to Consolidated Financial Statements

	Year ended December 31, 2022
	Çöpler	Marigold	Seabee	Puna	Segments Total	Corporate and other (1)	Consolidated
Revenue	$355,070	$348,817	$244,692	$199,454	$1,148,033	$—	$1,148,033
Cost of sales (2)	$189,825	$206,014	$74,679	$137,424	$607,942	$—	$607,942
Depreciation, depletion and amortization	$76,628	$34,255	$49,445	$21,119	$181,447	$—	$181,447
Exploration. evaluation, and reclamation costs	$4,136	$18,182	$14,104	$7,098	$43,520	$9,326	$52,846
Care and maintenance (3)	$41,800	$—	$—	$—	$41,800	$—	$41,800
Operating income (loss)	$39,556	$90,365	$106,453	$33,547	$269,921	$(79,653)	$190,268
Capital expenditures	$35,729	$58,795	$38,193	$10,446	$143,163	$—	$143,163
Total assets as of December 31, 2022	$3,298,757	$667,834	$581,574	$315,060	$4,863,225	$391,432	$5,254,657
(1)Corporate and other consists of business activities that are not included within the reportable segments and is provided for reconciliation purposes. During the first quarter of 2023, the Company determined it has four reportable segments: Çöpler, Marigold, Seabee and Puna. The exploration, evaluation and development properties are no longer considered a reportable segment and the portfolio of prospective exploration tenures, near or adjacent to the existing operations (near-mine) are included in the respective reportable segment and the greenfield standalone prospects are included in Corporate and other.
(2)Excludes depreciation, depletion, and amortization.
(3)Care and maintenance expense represents direct costs and depreciation incurred at Çöpler during the temporary suspension of operations in the third quarter of 2022.

SSR Mining Inc.
Notes to Consolidated Financial Statements

	Year ended December 31, 2021
	Çöpler	Marigold	Seabee	Puna	Segments Total	Corporate and other (1)	Consolidated
Revenue	$607,887	$426,391	$213,860	$226,061	$1,474,199	$—	$1,474,199
Cost of sales (2)	$264,889	$219,035	$66,354	$121,096	$671,374	$—	$671,374
Depreciation, depletion and amortization	$125,220	$35,410	$45,334	$21,995	$227,959	$—	$227,959
Exploration, evaluation and reclamation costs	$10,868	$10,968	$11,867	$1,764	$35,467	$6,915	$42,382
Impairment charges	$—	$—	$—	$—	$—	$20,275	$20,275
Operating income (loss)	$201,302	$161,081	$90,332	$79,042	$531,757	$(87,382)	$444,375
Capital expenditures	$34,699	$55,861	$40,553	$10,458	$141,571	$—	$141,571
Total assets as of December 31, 2021	$3,099,240	$599,164	$479,370	$293,469	$4,471,243	$740,195	$5,211,438
(1)Corporate and other consists of business activities that are not included within the reportable segments and is provided for reconciliation purposes. During the first quarter of 2023, the Company determined it has four reportable segments: Çöpler, Marigold, Seabee and Puna. The exploration, evaluation and development properties are no longer considered a reportable segment and the portfolio of prospective exploration tenures, near or adjacent to the existing operations (near-mine) are included in the respective reportable segment and the greenfield standalone prospects are included in Corporate and other.
(2)Excludes depreciation, depletion, and amortization.
Geographic area
The following are non-current assets, excluding Goodwill, Restricted cash and Deferred income taxes, by location as of December 31 (in thousands):

	December 31,
	2023	2022
Türkiye	$3,386,380	$3,064,482
Canada	320,922	311,937
United States	355,375	321,423
Argentina	104,313	127,661
Mexico	—	536
Peru	—	482
Total	$4,166,990	$3,826,521

SSR Mining Inc.
Notes to Consolidated Financial Statements

The following is revenue information by geographic area based on the location of production for the years ended December 31, (in thousands):

	Year Ended December 31,
	2023	2022	2021
Türkiye	$442,417	$355,070	$607,887
Canada	164,346	244,692	213,860
United States	538,244	348,817	426,391
Argentina	281,920	199,454	226,061
Total	$1,426,927	$1,148,033	$1,474,199

SSR Mining Inc.
Notes to Consolidated Financial Statements

5.REVENUE
The following table represents revenues by product (in thousands):

	Year Ended December 31,
	2023	2022	2021
Gold doré sales
Çöpler	$438,894	$352,740	$600,790
Marigold	538,090	348,692	426,288
Seabee	164,292	244,581	213,766
Concentrate sales
Puna	270,438	201,859	229,959
Other (1)
Çöpler	3,523	2,330	7,097
Marigold	154	125	103
Seabee	54	111	94
Puna	11,482	(2,405)	(3,898)
Total (2)	$1,426,927	$1,148,033	$1,474,199
(1)Other revenue includes: changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.
(2)The Company recognized revenue under ASC 606 “Revenue from Contracts with Customers” of $1,415.4 million, excluding Other Puna revenues related to embedded derivatives relating to provisional concentrate metal sales.
Revenue by metal
Revenue by metal type for the years ended December 31, are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Gold	$1,141,276	$946,013	$1,240,844
Silver	215,387	153,280	183,378
Lead	46,422	37,519	33,070
Zinc	8,629	11,060	13,511
Other (1)	15,213	161	3,396
Total	$1,426,927	$1,148,033	$1,474,199
(1)Other revenue includes: changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.
During 2023, the sales to Central Bank of Türkiye and CIBC accounted for 31%, 33% of the Company's total revenues, respectively. During 2022, the sales to Central Bank of Türkiye, CIBC and Bank of Montreal accounted for 31%, 28% and 16% of the Company's total revenues, respectively. During 2021, the sales to Central Bank of Türkiye and CIBC accounted for 41% and 30% of the Company's total revenues, respectively. The remaining sales were to a variety of customers.

Provisional metal sales
At December 31, 2023, the Company had silver sales of 5.7 million ounces at an average price of $23.81 per ounce, lead sales of 25.0 million pounds at an average price of $0.96 per pound, and zinc sales of 3.0 million pounds at an average price of $1.14 per pound, subject to final pricing per the contractual terms over the next several months.

SSR Mining Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2023, 2022 and 2021, changes in the fair value of the Company's embedded derivatives relating to provisional concentrate metal sales was an increase of $11.5 million, an increase of $2.8 million and a decrease of $1.0 million respectively, which has been recorded in Revenue.
6.RECLAMATION LIABILITIES
The Company is subject to various domestic and international laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. Estimated future reclamation costs are based principally on current legal and regulatory requirements.
Changes in Reclamation liabilities during the years ended December 31 were as follows (in thousands):

	2023	2022
Balance as of January 1	$164,047	$125,044
Reclamation expenditures	(1,466)	(1,221)
Accretion expense	8,698	6,035
Additions, changes in estimate and other	3,742	34,189
Obligations related to divested properties	(1,202)	—
Balance as of December 31	$173,819	$164,047
Less: current portion	(3,364)	(10,075)
Non-current reclamation liabilities	$170,455	$153,972
During the year ended December 31, 2023, reclamation adjustments related to changes in estimate were primarily comprised of an increase of $2.3 million at Çöpler, $1.4 million at Seabee, and $1.4 million at Puna, partially offset by a decrease of $1.1 million at Marigold. These adjustments were related to increases in unit cost rates for labor and equipment and change in the scope and timing of reclamation and closure activities due to disturbance.
During the year ended December 31, 2022, reclamation adjustments related to changes in estimate were primarily comprised of $3.8 million at Çöpler, $3.6 million at Marigold, $12.5 million at Seabee and $12.9 million at Puna. These adjustments were related to increases in unit cost rates for labor and equipment as well as an increase in the scope of reclamation and closure activities due to disturbance.

SSR Mining Inc.
Notes to Consolidated Financial Statements

7.IMPAIRMENT CHARGES
The following table includes the components of Impairment charges:

	Year Ended December 31,
	2023			2022			2021
	Long-lived and other assets	Goodwill	Total	Long-lived and other assets	Goodwill	Total	Long-lived and other assets	Goodwill	Total
Çöpler (1)	$353,322	$—	$353,322	$—	$—	$—	$—	$—	$—
Seabee	—	49,786	49,786	—	—	—	—	—	—
Puna (2)	2,637	—	2,637	—	—	—	—	—	—
Corporate and Other (3)	5,653	—	5,653	—	—	—	20,275	—	20,275
	$361,612	$49,786	$411,398	$—	$—	$—	$20,275	$—	$20,275
(1)For the year ended December 31, 2023, consist of $349.2 million impairment charges related to Mineral properties, plant and equipment, net (see below for further information) and $4.1 million of non-cash write-offs of capitalized cloud computing arrangement implementation costs included in Other non-current assets.
(2)Consists of non-cash write-downs of various assets and materials and supplies inventories recorded during the third quarter of 2023.
(3)For the year ended December 31, 2023, consists of $5.7 million non-cash write-offs of capitalized cloud computing arrangement implementation costs included in Other non-current assets. For the year ended December 31, 2021, consists of impairment charges related to the Royalty Portfolio sale, based on the differences between the carrying amount of the assets within the Royalty Portfolio, and the estimated net transaction price.
Impairment charges
The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. During the fourth quarter of 2023, the Company updated its technical report, based on additional drilling and revised geological interpretation, which resulted in a decrease in the mineral reserves and mineral resources at the Çöpler pit and an increase in mineral reserves and mineral resources at the Greater Çakmaktepe extension. The decrease in mineral reserves and mineral resources at the Çöpler pit was primarily due to the Company's plans to construct a grind-leach circuit rather than a copper concentrator as had been previously contemplated in the Çöpler Copper-Gold (“C2”) project. As a result, the Company determined that certain mineral properties and exploration and evaluation assets related primarily to the Çöpler pit were impaired. This impairment charge is not related to the Çöpler Incident. As the technical report changes were finalized during the preparation of this Annual Report on Form 10-K, the Company recorded a non-cash impairment charge at Çöpler of $349.2 million for the year ended December 31, 2023 and disclosed such impairment herein.
As a result of the mineral reserve and mineral resource changes, the Company evaluated all long-lived assets in the Çöpler segment for recoverability using estimates of pre-tax undiscounted cash flows. Based on the results of the recoverability test, the Company concluded that no additional impairments existed as of December 31, 2023. A short-term gold price of $1,945, which decreases over five years to a long-term gold price of $1,740, was a significant assumption used in the recoverability test.
The Company evaluated its long-lived assets for impairment as of December 31, 2023 using the information available at that time. On February 13, 2024, the Company suspended operations at Çöpler as a result of a significant slip on the heap leach pad. This information was not considered in the Company’s long-lived asset impairment evaluation as it occurred subsequent to December 31, 2023. Refer to Note 24 for further information.

SSR Mining Inc.
Notes to Consolidated Financial Statements

Impairment of goodwill
The Company evaluates its goodwill for impairment annually at December 31 or when events or changes in circumstances indicate that the fair value of a reporting unit is less than its carrying value. During the fourth quarter of 2023, the Company performed a quantitative goodwill test for the Seabee reporting unit. Based on this test, the Company concluded that Goodwill was impaired and recorded a non-cash impairment of $49.8 million, which represented the full goodwill balance of the reporting unit. The impairment was driven by a deterioration in underlying cash flows as a result of a decrease in mineral reserves and mineral resources. The decrease in mineral reserves and mineral resources was due to updates to the block model, updates to the cut-off grade calculation, and the use of an incremental cut-off grade for development. The Seabee long-lived asset group, which is the same as the reporting unit, was evaluated for impairment prior to the quantitative goodwill test and no impairment was identified.
The Company measured the impairments by comparing the total fair value of the Seabee reporting unit to its carrying amount. The estimated fair value of the Seabee reporting unit was determined using an income and market approach and is considered a Level 3 fair value measurement due to certain assumptions that are not based on observable market data. The significant assumptions to the fair value measured included: (i) post-tax cash flow information, which includes operating and capital expenditures, based on the Company's current business plan, (ii) a short-term gold price of $1,945 which decreases over five years to a long-term gold price of $1,740, (iii) current estimates of mineral reserves and mineral resources, (iv) in-situ multiples, and (v) a post-tax discount rate range of 5.0% to 6.0%.
8.OTHER OPERATING EXPENSES, NET

The following table includes the components of Other operating expense, net:

	Year Ended December 31,
	2023	2022	2021
Transaction and integration costs	$406	$1,561	$8,595
SEC conversion costs	—	1,255	2,645
(Gain) loss on sale of assets	762	(746)	—
Other	106	—	—
Total	$1,274	$2,070	$11,240

9.OTHER INCOME (EXPENSE)
The following table includes the components of Other income (expense):

	Year Ended December 31,
	2023	2022	2021
Interest income	$22,614	$16,311	$1,939
Gain (loss) on investments and marketable security sales	29,158	17,344	13,879
Change in fair value of marketable securities	4,221	602	(10,741)
Gain (loss) on sale of mineral properties, plant, and equipment	(1,331)	(2,130)	412
Bank charges	(1,811)	(1,423)	(1,058)
Other	(2,700)	(10,413)	(18,580)
Total	$50,151	$20,291	$(14,149)

SSR Mining Inc.
Notes to Consolidated Financial Statements

10.INCOME AND MINING TAXES
The following tables represent the major components of Income (loss) before income and mining taxes and Income and mining tax benefit (expense) recognized in the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income (loss) before income and mining taxes components:
United States	$181,926	$75,762	$138,230
Canada	(76,407)	(21,831)	26,752
Türkiye	(319,775)	108,373	186,971
Argentina	13,733	2,662	77,562
Other Foreign	(1,885)	75,869	(14,757)
Total income (loss) before income and mining taxes	$(202,408)	$240,835	$414,758

	Year Ended December 31,
	2023	2022	2021
Current income tax provision:
United States	$27,322	$15,149	$15,603
Canada	9,738	33,408	27,672
Türkiye	4,390	23,515	49,851
Argentina	8,925	1,801	8,989
Other foreign	3,257	24,127	14,339
Total current income tax provision	53,632	98,000	116,454
Deferred income tax provision (benefit):
United States	1,373	7,092	13,288
Canada	(4,681)	(4,183)	(230)
Türkiye	(120,950)	(57,227)	(131,456)
Argentina	(11,958)	3,350	3,569
Other foreign	50	(16,964)	(15,741)
Total deferred income tax provision (benefit)	(136,166)	(67,932)	(130,570)
Total income tax provision (benefit)	$(82,534)	$30,068	$(14,116)

SSR Mining Inc.
Notes to Consolidated Financial Statements

Income and mining tax expense differs from the amount that would be computed by applying the Canadian statutory rate of 27% for each of the years ended December 31, 2023, 2022 and 2021, respectively, to income (loss) before income and mining taxes. The reasons for the differences are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income (loss) before income and mining taxes	$(202,408)	$240,835	$414,758
Statutory tax rate	27%	27%	27%
Expected income and mining tax expense (benefit)	(54,650)	65,025	111,985

Increase (decrease) attributable to:
Non-taxable items	(26,345)	(11,358)	(4,379)
Foreign exchange and inflation	(55,850)	(20,531)	(124,946)
Tax rate increase	68,917	—	—
Differences in foreign and future tax rates	(4,219)	(13,248)	738
Investment incentive tax credits	(22,760)	(10,126)	(14,082)
Mining taxes and overseas withholding tax	5,546	38,251	17,528
Impact of gain on acquisition of Kartaltepe	—	(18,826)	—
Change in estimates in respect of prior years	1,742	(3,630)	(2,046)
Changes in valuation allowance	4,748	2,602	1,086
Other	337	1,909	—
Total income and mining tax expense (benefit)	$(82,534)	$30,068	$(14,116)
In July 2023, the Republic of Türkiye enacted an increase in the corporate income tax rate. The corporate income tax rate of 20% increased to 25% for 2023 and subsequent years. The increase was effective on July 15, 2023 with retroactive application to January 1, 2023. As a result of the rate increase in Türkiye, the Company incurred additional deferred income tax expense of approximately $68.9 million.

SSR Mining Inc.
Notes to Consolidated Financial Statements

The significant components of Deferred income tax assets and Deferred income tax liabilities were (in thousands):

	December 31,
	2023	2022
Deferred income tax assets
Deductible temporary differences relating to:
Marketable securities	$1,147	$2,397
Reclamation liabilities	40,118	31,080
Lease liabilities	26,618	28,730
Deductibility of other taxes	10,311	10,224
Stock-based compensation	2,030	2,931
Other items	19,627	13,286
	99,851	88,648
Investment incentive tax credits (1)	17,912	18,772
Tax loss carryforwards	53,164	43,384
Less: Valuation allowance	(74,640)	(61,101)
Total deferred income tax assets	$96,287	$89,703

Deferred income tax liabilities
Taxable temporary differences relating to:
Marketable securities	$(1,137)	$—
Inventories	(16,969)	(49,004)
Mineral properties, plant and equipment	(380,348)	(332,886)
Convertible notes	—	(95)
Mineral tax	(38,969)	(41,803)
Other items	(409)	(6,401)
Total deferred income tax liabilities	$(437,832)	$(430,189)

Balance sheet presentation
Deferred income tax assets	$22,307	$1,915
Deferred income tax liabilities	(363,852)	(342,401)
Deferred income tax liabilities, net	$(341,545)	$(340,486)
(1)The Company receives investment incentive tax credits for qualifying capital expenditures at Çöpler. The application of these tax credits, which are denominated in Turkish Lira, reduced income and mining tax expense and cash tax payments for the year ended December 31, 2023 and are expected to offset future cash tax payments. Reviews of eligible expenditures for tax credits by local tax authorities occur periodically and can result in adjustments to the recognition of investment incentive tax credits.
As of December 31, 2023, the Company had deferred tax liabilities related to investments in subsidiaries that were not recognized as the Company controls the dividend policy of its subsidiaries (i.e., the Company controls the timing of reversal of the related taxable temporary differences and is satisfied that they will not reverse in the foreseeable future). It is not practicable to determine the amount of the unrecognized deferred tax liabilities at this time.

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
When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurs. The Company has not made any judgement changes with respect to its already established positions. The valuation allowance increased in 2023 by $13.5 million mainly related to an increase in net operating and capital loss carryforwards in entities where the Company does not expect to realize a future tax benefit.
Tax loss carryforwards
As of December 31, 2023, the Company had the following estimated tax operating and capital losses (in thousands) available to reduce future taxable income, including both losses for which deferred tax assets are utilized to offset applicable deferred tax liabilities and losses for which deferred tax assets have a valuation allowance against. Losses expire at various dates and amounts between 2024 and 2043.

	December 31, 2023	Expiration Year
Canada	$173,384	2040-2043
U.S.A.	$2,912	2024-Indefinite
Türkiye	$40,990	2026-2027
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, inclusive of interest and penalties, is as follows during the years ended December 31 (in thousands):

	2023	2022
Balance as of January 1	$8,574	$—
Increase associated with tax positions taken during the current year	—	—
Increase (decrease) associated with tax positions taken during a prior year (1)	(7,218)	9,200
Tax Payments	(1,356)	(626)
Decrease associated with lapses in statutes of limitation	—	—
Balance as of December 31	$—	$8,574

(1) Of the gross unrecognized tax benefits, $0.0 million were recognized as current liabilities in Consolidated Balance Sheet as of December 31, 2023.
As of December 31, 2023 and December 31, 2022, nil and $8.6 million, respectively, represent the amount of unrecognized tax benefits, inclusive of interest and penalties that, if recognized, would impact the Company’s effective income tax rate.
As of December 31, 2023 and December 31, 2022, the total amount of accrued income-tax-related interest and penalties included in the Consolidated Balance Sheets were nil and $5.2 million.

SSR Mining Inc.
Notes to Consolidated Financial Statements

On March 12, 2023, Türkiye enacted Tax Amnesty legislation, which allows taxpayers to voluntarily pay tax on uncertain tax positions and waives assessed interest, penalties up to 50.0% of tax and risk of audit if paid in accordance with the process outlined in the legislation. As a result, during the year ended December 31, 2023, the Company released $7.2 million of tax, interest, and penalties in Income and mining tax benefit (expense) in the Condensed Consolidated Statements of Operations. During the year ended December 31, 2023, the Company paid $1.4 million in a cash payment in accordance with the Tax Amnesty agreement.
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
Potential dilutive common shares include stock options, RSUs, and convertible notes for periods in which the Company has reported net income (loss).
The calculations of basic and diluted net income per share attributable to SSR Mining shareholders for the years ended December 31 were based on the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(120,225)	$210,428	$425,922
Net (income) loss attributable to non-controlling interest	22,218	(16,288)	(57,846)
Net income (loss) attributable to SSR Mining shareholders	(98,007)	194,140	368,076
Interest saving on 2019 Notes, net of tax	—	4,910	4,889
Net income (loss) used in the calculation of diluted net income per share	$(98,007)	$199,050	$372,965

Weighted average number of common shares issued	204,714	209,883	215,993
Adjustments for dilutive instruments:
Stock options	—	5	38
Restricted share units	—	39	58
2019 Notes	—	12,554	12,152
Diluted weighted average number of shares outstanding	$204,714	$222,481	$228,241

Net income (loss) per share attributable to SSR Mining shareholders
Basic	$(0.48)	$0.92	$1.70
Diluted	$(0.48)	$0.89	$1.63
For the year ended December 31, 2023, $4.9 million of interest saving on convertible notes, net of tax, and 12,867 shares were excluded from the diluted income per common share calculation because the Company incurred a net loss and the effect would be antidilutive.

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

	Fair value at December 31, 2023
	Level 1 (1)	Level 2 (2)	Level 3	Total
Assets:
Cash and cash equivalents	$492,393	$—	$—	$492,393
Restricted cash	101	—	—	101
Marketable securities	28,351	—	—	28,351
Trade receivables from provisional sales, net	—	86,897	—	86,897
Deferred consideration	—	—	21,213	21,213
	$520,845	$86,897	$21,213	$628,955

Liabilities:
Contingent consideration	$—	$—	$29,648	$29,648
Option liability - EMX shares (3)	—	1,431	—	1,431
	$—	$1,431	$29,648	$31,079

SSR Mining Inc.
Notes to Consolidated Financial Statements

	Fair value at December 31, 2022
	Level 1 (1)	Level 2 (2)	Level 3	Total
Assets:
Cash and cash equivalents	$655,453	$—	$—	$655,453
Restricted cash	33,653	—	—	33,653
Marketable securities	44,841	—	—	44,841
Trade receivables from provisional sales, net	—	49,897	—	49,897
Deferred consideration	—	—	24,369	24,369
	$733,947	$49,897	$24,369	$808,213
1)Marketable securities of publicly quoted companies, consisting of investments, are valued using a market approach based upon unadjusted quoted prices in an active market obtained from securities exchanges.
2)The Company’s provisional metal sales contracts, included in Trade and other receivables in the Consolidated Balance Sheets, are valued using inputs derived from observable market data, including quoted commodity forward prices. The inputs do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
3)The fair value of the option liability, which represents the option of the holder to acquire a EMX common share from SSR (refer to Note 3 for further information), was determined using the Black-Scholes model. The inputs to the Black-Scholes model included the EMX share price on the closing date of CAD $2.19 per share, exercise price of CAD $2.27 per Unit, one year maturity, one-year risk-free rate of 4.8%, and annualized volatility of 34.1%.
Deferred and contingent consideration are included in Level 3 as certain assumptions used in the calculation of the fair value are not based on observable market data. The following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value using significant unobservable inputs (Level 3) in the consolidated financial statements (in thousands):

	2023	2022
Deferred consideration assets:
Balance as of January 1	$24,369	$22,610
Receipt of deferred consideration	(473)	—
Revaluations	(2,683)	1,759
Balance as of December 31	$21,213	$24,369
The Company's deferred consideration assets primarily consist of the contingent payment associated with completion of certain project milestones related to the Yenipazar royalty included in the Royalty Portfolio sale (refer to Note 3 for further information). The fair value of the deferred consideration was estimated using the discounted cash flow method. The significant assumptions include estimates of timing of achievement of development milestones and a discount rate between 12.0% and 12.5% at December 31, 2023 and between 11.0% and 12.5% at December 31, 2022. Increases to the discount rate will cause a decrease in the estimated value of the deferred consideration.

	2023	2022
Contingent consideration liabilities:
Balance as of January 1	$—	$—
Assumption of contingent consideration	28,600	—
Revaluations	1,048	—
Balance as of December 31	$29,648	$—

SSR Mining Inc.
Notes to Consolidated Financial Statements

The Company's contingent consideration liabilities include the contingent consideration tied to completion of operational milestones and delineation of new reserves at the Hod Maden project (refer to Note 3 for further information). The fair value of the $30.0 million in milestone payments payable to Lidya Mines in accordance with an agreed upon schedule beginning at the start of construction and ending on the first anniversary of commercial production is $25.2 million at December 31, 2023. The fair value of the contingent consideration tied to completion of operational milestones was determined using a discounted cash flow model. The significant assumptions include estimates of timing of completion of milestones and a discount rate of 6.0% at December 31, 2023. The fair value of the $84.0 million payable to Lidya Mines upon the delineation of an additional 500,000 gold equivalent ounces of mineral reserves at the Hod Maden project in excess of the project's current mineral reserves and resources is $4.4 million at December 31, 2023. The fair value of the contingent consideration tied to delineation of new reserves was determined using a probability-weighted discounted cash flow model. The significant assumptions include estimates of timing of delineation of new reserves, a 10.0% probability of delineation of new reserves and a discount rate of 6.0% at December 31, 2023.
Fair values of financial assets and liabilities not already measured at fair value
The fair value of the 2019 Notes and Term Loan as compared to the carrying amounts were as follows:

		December 31,
		2023		2022
	Level	Carrying amount	Fair value	Carrying amount	Fair value
2019 Notes (1)	1	$227,516	$216,545	$226,510	$257,025
Term Loan (2)	2	—	—	70,000	71,419
Total borrowings		$227,516	$216,545	$296,510	$328,444
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

SSR Mining Inc.
Notes to Consolidated Financial Statements

13.TRADE AND OTHER RECEIVABLES
Trade and other receivables were composed of the following (in thousands):

	December 31,
	2023	2022
Trade receivables	$91,340	$62,563
Value added tax receivables	30,554	30,893
Income tax receivable	3,172	14,316
Other taxes receivable	11,734	6,750
Other	5,380	3,153
Total	$142,180	$117,675
No provision for credit loss was recognized as of December 31, 2023 or 2022. All trade receivables are expected to be settled within twelve months.
14.INVENTORIES
The components of Inventories were as follows (in thousands):

	December 31,
	2023	2022
Materials and supplies	$104,217	$103,380
Stockpiled ore	77,142	54,504
Leach pad inventory	305,271	300,715
Work-in-process	7,189	7,549
Finished goods	21,324	35,459
Total current inventories	$515,143	$501,607

Stockpiled ore	218,139	217,154
Materials and supplies	1,669	1,845
Total non-current inventories	$219,808	$218,999
As of December 31, 2023 and 2022, the Company has recognized a reserve of $18.4 million and $11.8 million for obsolete materials and supplies inventory, respectively.
During the year ended December 31, 2023, the Company recognized write-downs of leach pad inventory at Çöpler of $18.6 million, with $12.6 million classified as a component of Cost of sales and $6.0 million classified as a component of Depreciation, depletion and amortization. No write-down of inventory was recognized during the year ended December 31, 2022.

SSR Mining Inc.
Notes to Consolidated Financial Statements

15.MINERAL PROPERTIES, PLANT AND EQUIPMENT, NET
The components of Mineral properties, plant and equipment, net were as follows (in thousands):

	December 31,
	2023	2022
Plant and equipment (1)	$1,889,634	$1,793,914
Construction in process	86,304	58,704
Mineral properties subject to depletion	2,085,678	1,452,850
Mineral properties not yet subject to depletion	878,712	848,281
Exploration and evaluation assets	253,842	515,070
Total mineral properties, plant, and equipment	5,194,170	4,668,819
Accumulated depreciation, plant and equipment	(714,579)	(621,323)
Accumulated depreciation, mineral properties	(606,705)	(498,050)
Mineral properties, plant, and equipment, net	$3,872,886	$3,549,446
(1)As of December 31, 2023 and 2022, plant and equipment includes finance lease right-of-use assets with a carrying amount of $84.7 million and $101.7, respectively.
During the year ended December 31, 2023, the Company concluded that mineral properties, plant and equipment was impaired and recorded a non-cash impairment. See Note 7 for further information relating to impairment of mineral properties, plant and equipment. No impairment was recognized for the year ended December 31, 2022.
16.GOODWILL
The excess of the fair value of consideration paid over the fair value of the identifiable net assets acquired is recognized as goodwill and allocated to the reporting units. The Company has goodwill which arose from the acquisition of Seabee in 2016.
Balance of Goodwill recorded at Seabee (in thousands):

	December 31,
	2023	2022
Goodwill	$—	$49,786
During the year ended December 31, 2023, the Company concluded that goodwill was impaired and recorded a non-cash impairment. See Note 7 for further information relating to impairment of mineral properties, plant and equipment. No impairment was recognized for the year ended December 31, 2022.
17.OTHER NON-CURRENT ASSETS
The components of Non-current assets were as follows (in thousands):

SSR Mining Inc.
Notes to Consolidated Financial Statements

	December 31,
	2023	2022
Marketable securities	$7,407	$4,561
Deferred consideration	21,203	22,129
VAT receivable	532	1,642
Right of use assets	21,038	17,946
Other receivables	3,202	11,403
Long-term prepaids	20,787	—
Other non-current assets	$74,169	$57,681
18.LEASES
The Company’s operating leases consist primarily of leases for office space, vehicles, and plant and mining equipment. These leases have a range of terms between two years to thirteen years with renewal terms included in the contracts. Some are automatic renewals, and some are at the option of the Company. There are no restrictions placed upon the lessee by entering into these leases.
The Company's principal finance lease relates to its right to use the oxygen plant supplied by Air Liquide Gaz Sanayi ve Ticaret A.S. (the “Air Liquide Plant”) at Çöpler. The Air Liquide Plant is used for the production, transportation and delivery of oxygen and liquid oxygen to support mining operations at Çöpler. Under the terms of the Air Liquide Plant lease, the Company pays variable monthly lease payments that depend on an index. In addition, the Company is subject to variable payments based on consumption and use which have been accounted for as non-lease components and included in Cost of sales. The Air Liquide Plant lease contains a non-cancellable period of 15 years ending in 2033 with options to extend for consecutive 2-year periods. The lease term used in the measurement of the Company's lease liability and right-of-use asset includes four consecutive 2-year extension periods ending in 2038 for which the Company is reasonably certain to exercise its option in line with the Çöpler LOM.
The components of the Company’s leases presented in the Consolidated Balance Sheets were as follows (in thousands):

	December 31,
	2023	2022
Finance lease right-of-use assets, net (included in Mineral properties, plant and equipment, net)	$84,689	$101,705
Operating lease right-of-use assets (included in Other non-current assets)	21,038	17,946
Total lease right-of-use-assets	$105,727	$119,651

Short-term finance lease liabilities (included in Finance lease liabilities)	$4,555	$3,872
Short-term operating lease liabilities (included in Accrued liabilities and other)	1,545	1,976
Long-term finance lease liabilities (included in Finance Lease liabilities)	86,141	102,434
Long-term operating lease liabilities (included in Other non-current liabilities)	21,009	16,969
Total lease liabilities	$113,250	$125,251

SSR Mining Inc.
Notes to Consolidated Financial Statements

The components of the Company’s leases presented in the Consolidated Statements of Operations for the years ended December 31 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating leases:
Lease expense	$3,648	$4,134	$2,986
Sublease income	(958)	—	—

Finance leases:
Amortization of lease cost	5,346	5,346	2,517
Interest expense on lease liabilities	4,645	4,830	274
Variable and short-term leases	3,812	1,740	10,661

Total	$16,493	$16,050	$16,438

For finance leases, amortization and interest expense is included in Interest expense. For operating leases, lease expense is included in Cost of sales for entities with production and General and administrative expense for corporate entities.
The components of the Company’s leases presented in the statements of cash flows for the years ended December 31 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating leases within cash flows from operating activities	$2,690	$4,134	$2,986
Finance leases within cash flows from financing activities	$3,870	$10,091	$10,441

The following is a schedule of weighted-average discount rates used to determine lease liabilities and remaining lease terms for the years ended December 31:

	Year Ended December 31,
	2023	2022
Weighted-average remaining lease term - operating leases (in years)	9.9	8.4
Weighted-average remaining lease term - finance leases (in years)	17.1	18.1
Weighted-average discount rate - operating leases	6.6%	5.2%
Weighted-average discount rate - finance leases	4.5%	4.5%

SSR Mining Inc.
Notes to Consolidated Financial Statements

The following is a schedule of future minimum lease payments under noncancellable finance and operating leases as of December 31, 2023 (in thousands):

	Operating Leases	Finance Leases
2024	$2,858	$8,532
2025	2,808	8,532
2026	3,379	8,532
2027	3,315	8,532
2028	2,899	8,532
Thereafter	16,006	80,611
Total minimum lease payments	$31,265	$123,271
Less: amounts representing interest	8,711	32,575
Present value of net minimum lease payments	22,554	90,696
Less: current portion of lease liabilities	1,545	4,555
Long-term lease liabilities	$21,009	$86,141
19.ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other are comprised of the following items (in thousands):

	December 31,
	2023	2022
Accrued liabilities	$66,478	$68,254
Royalties payable	28,550	16,012
Stock-based compensation liabilities	9,048	10,493
Income taxes payable	16,392	16,374
Lease liabilities	1,545	1,976
Reclamation liabilities	3,364	10,075
Liabilities held for sale	687	—
Other	1,939	1,470
Total accrued liabilities and other	$128,003	$124,654

SSR Mining Inc.
Notes to Consolidated Financial Statements

20.DEBT
The following tables summarize the Company’s debt balances (in thousands):

	December 31,
	2023	2022
2019 Notes (1)	$227,516	$226,510
Term Loan	—	70,000
Other	920	1,797
Total carrying amount	$228,436	$298,307

Current portion	$920	$71,797
Non-current portion	$227,516	$226,510
(1)Amount is net of discount and debt issuance costs of $2.5 million and $3.5 million, respectively.
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
As a result of the dividends paid in 2023 and in accordance with the 2019 Notes agreement, during the fourth quarter of 2023 the conversion rate was adjusted to 56.7931 common shares per $1,000 principal amount of 2019 Notes converted.
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
The Company does not have any financial covenants in relation to the 2019 Notes, however it does contain a cross default provision with the Second Amended Credit Agreement.

SSR Mining Inc.
Notes to Consolidated Financial Statements

Term Loan
On September 22, 2023, the Company terminated the term loan assumed in connection with the acquisition of the Çöpler mine (“Term Loan”) upon full repayment of the outstanding balance in the amount of $35.8 million. In connection with the repayment of the Term Loan, the restrictions on certain cash accounts totaling $33.4 million were released.
On July 26, 2023, the Company entered into an amendment to the Term Loan. The amendment amended the Term Loan to replace London Inter-bank Offered Rate (“LIBOR”)-based benchmark rates with secured overnight financing rate (“SOFR”)-based benchmark rates. After giving effect to this amendment, borrowings under the Term Loan generally bore interest at adjusted term SOFR plus an applicable interest rate margin ranging from 3.5% to 3.7% depending on the tranche. Adjusted term SOFR for the Term Loan was the SOFR benchmark plus a credit spread adjustment ranging from approximately 0.0064% to 0.71513% depending on the applicable interest period selected.
The Company assumed the Term Loan, with a fair value of $245.0 million at the date of Alacer acquisition, with a syndicate of lenders (BNP Paribas (Suisse) SA, ING Bank NV, Société Générale Corporate & Investment Banking and UniCredit S.P.A.). The Term Loan bore interest at the LIBOR plus a fixed interest rate margin in the range of 3.50% to 3.70% depending on the tranche. The Term Loan had no mandatory hedging or cash sweep requirements and no prepayment penalties.
Credit Agreement
On August 15, 2023, the Company entered into a further amendment for its revolving credit facility to the Amended Credit Agreement (the “Second Amended Credit Agreement”) with the Bank of Nova Scotia, as administrative agent, and along with Canadian Imperial Bank of Commerce, as co-lead arrangers and joint bookrunners, the lenders party thereto and certain subsidiary guarantors named therein. The amendment, among other things, (i) extends the maturity to August 15, 2027, (ii) increases the credit agreement to $400.0 million with an additional accordion feature of $100.0 million and (iii) modifies the reference rate from LIBOR to an adjusted SOFR plus applicable margin varying based on the Company’s consolidated leverage ratio and amounts drawn on the credit facility ranging from 2.00% to 2.75%. The adjusted SOFR includes a credit spread adjustment of 0.10% for all interest periods.
On June 7, 2021, the Company amended its revolving credit facility to extend its maturity to June 8, 2025 and increase the Credit Agreement to $200.0 million with a $100.0 million accordion feature (the “Amended Credit Agreement”). Amounts drawn under the Second Amended Credit Agreement are subject to variable interest rates at LIBOR plus an applicable margin ranging from 2.0% to 3.0%, based on the Company's net leverage ratio.
All debts, liabilities and obligations under the Second Amended Credit Agreement are guaranteed by the Company’s material subsidiaries and secured by certain of the Company’s assets and material subsidiaries and pledges of the securities of the Company’s material subsidiaries, but does not include the Çöpler assets and subsidiaries and other Alacer entities. Additionally, the Company must comply with certain financial covenants and affirmative covenants as well as certain negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness and maintain certain ratios for interest coverage and net leverage.
As of December 31, 2023, the Company was in compliance with its covenants and no borrowings were outstanding on the Second Amended Credit Agreement.

SSR Mining Inc.
Notes to Consolidated Financial Statements

Scheduled minimum debt repayments are as follows (in thousands):

2024	$920
2025	$—
2026	$—
2027	$—
2028	$—
Thereafter	$230,000

21.EQUITY
The Company has awards outstanding under its 2017, 2020 and 2021 Share Compensation Plans which include stock options, DSUs, RSUs and PSUs up to an aggregate total of 4.5% of the Company’s issued and outstanding common stock. There are 7,420,000 shares available for issuance under the Share Compensation Plans.
Stock-based compensation expense
Stock-based compensation expense has been recognized as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of sales (1)	$536	$797	$1,105
General and administrative expense	4,634	5,579	11,867
Exploration, evaluation and reclamation expense	—	97	105
Other operating expenses, net	—	—	1,722
	$5,170	$6,473	$14,799
(1)    Excludes depreciation, depletion, and amortization.

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
During the years ended December 31, 2023, 2022, and 2021 total cash paid to settle DSUs and DSU Replacement Units was $1.1 million, $3.4 million, and $2.7 million, respectively. As of December 31, 2023, 2022, and 2021, the fair value of DSUs and DSU Replacement Units granted and vested was $1.4 million, $1.2 million, and $1.4 million, respectively.
The following table summarizes the changes in DSUs and DSU Replacement Units outstanding during the year ended December 31, 2023 (in thousands except per share amounts):

SSR Mining Inc.
Notes to Consolidated Financial Statements

	Number of Shares	Weighted Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Balance as of January 1, 2023	532	$26.46
Granted	93	14.59
Exercised/Released	(6)	15.84
Canceled/Forfeited	—	—
Reinvested	12	14.74
Balance as of December 31, 2023	631	24.58	$6,785
Restricted share units
The Company grants RSUs to executives and eligible employees which vest over a period of three years. On February 10, 2021, the Company’s Board of Directors indicated its intention to settle all RSUs in common shares when vested. RSUs are classified as equity and presented in Common shares.
The fair value of RSUs granted was $8.7 million, $7.3 million, and $7.2 million, for the years ended December 31, 2023, 2022 and 2021, respectively. The fair value of RSUs vested was $4.5 million, $14.1 million, and $3.3 million, during the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, there was $7.0 million of total unrecognized compensation cost related to unvested RSUs expected to be recognized over approximately 2.7 years.
The following table summarizes the changes in RSUs outstanding during the year ended December 31, 2023 (in thousands except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate intrinsic value
Balance as of January 1, 2023	579	$21.49
Granted	578	15.00
Exercised/Released	(251)	17.81
Canceled/Forfeited	(114)	21.58
Reinvested	15	22.15
Balance as of December 31, 2023	807	17.96	$8,679

SSR Mining Inc.
Notes to Consolidated Financial Statements

Performance share units
PSUs are granted to senior executives and vest after a performance period of three years. The vesting of these awards is based on the Company's actual production and return on investment compared to budget and total shareholder return in comparison to its peer group. Awards vested range from 0% to 200% of initial PSUs granted. On February 10, 2021, the Company's Board of Directors indicated its intention to settle all PSUs issued under the Company's plans in cash when vested. PSUs are classified as liabilities and included in Accrued liabilities and other.
During the years ended December 31, 2023, 2022 and 2021, total cash paid to settle PSUs was $1.8 million, $10.5 million, and $14.3 million, respectively. The fair value of PSUs granted was $6.5 million, $5.5 million, and $11.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. The fair value of PSUs vested was $3.9 million, $9.4 million, and $17.4 million, during the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, there was $4.5 million of total unrecognized compensation cost related to unvested PSUs expected to be recognized over approximately 2.2 years.
The following table summarizes the changes in PSUs outstanding during the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of January 1, 2023	649	$24.49
Granted	434	14.98
Exercised/Released	(185)	21.16
Canceled/Forfeited	(33)	16.27
Reinvested	16	16.22
Balance as of December 31, 2023	881	20.67	$9,482
Repurchase of common shares
During the year ended December 31, 2023, the Company purchased 3,966,855 of its outstanding common shares pursuant to the NCIB at an average share price of $14.20 per share for total consideration of $56.3 million. All shares were cancelled upon purchase. The difference of $1.9 million between the total amount paid and the amount deducted from common shares of $58.2 million was recorded to retained earnings. The amount deducted from common shares was determined based on the average paid in capital per common share outstanding prior to the repurchase date.
On June 16, 2023, the Company received approval of its Normal Course Issuer Bid (“2023 NCIB”) to purchase for cancellation up to 10.2 million of its common shares through the facilities of the TSX, Nasdaq or other Canadian and U.S. marketplaces over a twelve month period beginning June 20, 2023 and ending June 19, 2024. The Company has delivered notice to its designated broker to terminate the automatic share purchase plan effective March 1, 2024.
On June 19, 2023, the Normal Course Issuer Bid established as of June 20, 2022 (the “2022 NCIB”), expired. Under the 2022 NCIB, the Company was authorized to purchase for cancellation up to 10.6 million of its common shares through the facilities of the TSX, Nasdaq or other Canadian and U.S. marketplaces over a twelve month period.

SSR Mining Inc.
Notes to Consolidated Financial Statements

22.SUPPLEMENTAL CASH FLOW INFORMATION
Net change in operating assets and liabilities during the years ended December 31 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Decrease (increase) in operating assets:
Trade and other receivables	$(42,166)	$(11,704)	$(38,138)
Inventories	(33,341)	(108,183)	(20,848)
Other operating assets	(19,528)	(6,121)	(1,516)
Increase (decrease) in operating liabilities:
Accounts payable	(41,873)	40,815	(6,882)
Accrued liabilities and other	4,034	(48,614)	38,761
Reclamation liabilities	(1,466)	(1,221)	(243)
Other operating liabilities	193	(12,242)	(429)
	$(134,147)	$(147,270)	$(29,295)
Other cash information during the years ended December 31 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest paid	$(16,464)	$(22,579)	$(12,512)
Interest received	$14,928	$6,633	$5,315
Income taxes paid	$(33,586)	$(145,549)	$(58,000)
23.COMMITMENTS AND CONTINGENCIES
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
Environmental matters
The Company uses surety bonds to support certain environmental bonding obligations. As of December 31, 2023 and 2022, the Company had surety bonds totaling $142.7 million and $117.4 million outstanding, respectively.
Other commitments and contingencies
As of December 31, 2023, the Company is involved in legal proceedings related to its course of business. Management does not believe that these legal cases will have a material effect on the Company’s financial condition or results of the operation.
On February 13, 2024, the Company suspended operations at Çöpler as a result of a significant slip on the heap leach pad. Refer to Note 24 for further information.

SSR Mining Inc.
Notes to Consolidated Financial Statements

24.SUBSEQUENT EVENTS
Çöpler Incident
On February 13, 2024, the Company suspended operations at Çöpler as a result of a significant slip on the heap leach pad. The Company is not, at this time, able to estimate or predict when and under what conditions it will resume operations at Çöpler. The Çöpler Incident is a non-adjusting subsequent event and did not impact the Consolidated Financial Statements as of and for the twelve months ended December 31, 2023. The Company continues to evaluate and assess the potential impacts on the business, including but not limited to the extent of the remediation that will be required, the potential legal and regulatory obligations that may arise, the extent of third-party liability, the availability and extent of property and liability insurance, the impact of other contractual obligations, and the extent of impairment on the carrying value of long-lived and other assets.
Remediation liabilities
The heap leach processing used at Çöpler incorporates a number of chemical properties, including sodium cyanide and other reagents. The Turkish government is conducting environmental monitoring of surface water, groundwater, soil and air quality in the region with respect to potential contamination. Public comments from the Turkish government indicate that to date, the testing results have been negative with respect to potential contamination in the locations being monitored. These results are preliminary and additional testing will be conducted in the surrounding area. Containment and remediation efforts are ongoing, which are being directed by the Turkish government and supported by the Company, with an initial focus on removing heap leach material, approximately one-third of the material stacked on the Çöpler oxide heap leach pad, and relocating it to a permanent storage location. The Company is in the process of evaluating the estimated remediation costs and anticipates recording a material remediation liability during the first quarter of 2024.
Legal and regulatory obligations
Although the Company is not aware of any lawsuits or claims filed against the Company or its joint venture partners or other parties related to the Çöpler Incident, there is potential the Çöpler Incident could result in claims for damages, including, claims for loss of life and property or environmental damage, administrative fines, penalties or securities losses. Regulatory officials of Türkiye have begun an investigation of the causes of the Çöpler Incident. In connection with the investigation, the regulatory authorities have charged six employees with criminal charges directly related to actions on the day of the Çöpler Incident. The Company is providing its full cooperation to the legal and regulatory officials in connection with the investigation. The Company will recognize any related obligations in accordance with ASC 450 - Contingencies.
Debt covenants and other contractual obligations
At this time, there are no borrowings outstanding on the Second Amended Credit Agreement and the Company is in compliance with its covenants under the Second Amended Credit Agreement. The Company does not have any financial covenants in relation to the 2019 Notes, however it does contain a cross default provision with the Second Amended Credit Agreement.
Impairment of long-lived and other assets
The Company anticipates recording an impairment of leach pad inventory and specific mineral properties, plant and equipment (“MPP&E”) related to the leach pad directly impacted by the Çöpler Incident and will evaluate the Çöpler long-lived asset group, which totaled $2,689.9 million as of December 31, 2023, for impairment during the first quarter of 2024. As of December 31, 2023, the Çöpler leach pad inventory of $73.3 million represents 19% of Çöpler's total inventory and 10% of the Company's total inventory. As of December 31, 2023, the Çöpler MPP&E related to the leach pad of $32.1 million represents 1.0% of Çöpler's total MPP&E and 0.8% of the Company's total MPP&E.

SSR Mining Inc.
Notes to Consolidated Financial Statements

Dividends and repurchase of common shares
Following the Çöpler Incident, the Board of the Directors of the Company has suspended its dividend. The Company does not know at this time when it may resume dividends. Additionally, the Company has delivered notice to its designated broker to terminate its automatic share purchase plan effective March 1, 2024 and the Company has ceased all share repurchases. The Company does not know at this time when it may resume share repurchases.

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
Management's Report on Internal Control Over Financial Reporting
The Company’s Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2023. In making this assessment, the Company’s Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework 2013. Based upon its assessment, Management concluded that, at December 31, 2023, the Company’s internal controls over financial reporting were effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our financial statements included in this Annual Report and issued its attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023, which is included herein.
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

10.2 *	SSR Mining Inc. 2021 Share Compensation Plan (incorporated by reference to SSR Mining Inc.’s Registration Statement on Form S-8 filed with the SEC on September 3, 2021).
10.3 *	SSR Mining Inc. Non-Employee Director’s Deferred Share Unit Plan.
10.4 *	SSR Mining Inc. 2020 Share Compensation Plan.
10.5 *	SSR Mining Inc. 2017 Share Compensation Plan.
10.6 *	SSR Mining Inc. Short-Term Incentive Compensation Program Plan.

10.7	Employment Agreement, dated October 1, 2020, between SSR Mining Inc. and Rodney P. Antal.
10.8	Employment Agreement, dated October 1, 2020, between SSR Mining Inc. and F. Edward Farid.
10.9	Employment Agreement, dated October 1, 2020, between SSR Mining Inc. and Michael J. Sparks.
10.10	Employment Agreement, dated February 26, 2021, between SSR Mining Inc. and Alison White.
10.11	Employment Agreement, dated January 5, 2023, between SSR Management Inc. and William MacNevin.
10.12 *	SSR Mining Inc. 2020 Share Compensation Plan Form Agreement for Restricted Share Units.
10.13 *	SSR Mining Inc. 2020 Share Compensation Plan Form Agreement for Performance Share Units.
19	SSR Mining Insider Trading Policy
21 +	Subsidiaries of SSR Mining Inc.
23.1 +	Consent of PricewaterhouseCoopers LLP.
23.2 +	Consent of Qualified Person for Technical Report Summary on Çöpler Property, Türkiye.
23.3 +	Consent of Qualified Person for Technical Report Summary on the Marigold Complex, Nevada, USA.
23.4 +	Consent of Qualified Person for Technical Report Summary on the Seabee Gold Operations, Saskatchewan, Canada.
23.5 +	Consent of Qualified Person of Technical Report Summary on the Puna Property, Argentina.
23.6 +	Consent of Qualified Person.
23.7 +	Consent of Qualified Person.
31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95 +	Mine Safety Information Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
96.1	Technical Report Summary on Çöpler Property, Türkiye.
96.2	Technical Report Summary on the Marigold Complex, Nevada, USA.
96.3	Technical Report Summary on the Seabee Gold Operations, Saskatchewan, Canada.
96.4	Technical Report Summary on the Puna Property, Argentina.
97	SSR Mining Incentive Compensation Recoupment Policy

101 +
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

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

SSR MINING INC. Registrant
Date: February 27, 2024	/s/ Rodney P. Antal
Name: Rodney P. Antal Title: Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Rodney P. Antal	Executive Chairman	February 27, 2024
Rodney P. Antal	(Principal Executive Officer)

/s/ Alison White	Executive Vice President, Chief Financial Officer	February 27, 2024
Alison White	(Principal Financial Officer)

/s/ Russell Farnsworth	Vice President, Controller	February 27, 2024
Russell Farnsworth	(Principal Accounting Officer)

/s/ A.E. Michael Anglin	Director	February 27, 2024
A.E. Michael Anglin

/s/ Thomas Bates, Jr.	Director	February 27, 2024
Thomas Bates, Jr.

/s/ Brian R. Booth	Director	February 27, 2024
Brian R. Booth

/s/ Simon A. Fish	Director	February 27, 2024
Simon A. Fish

/s/ Leigh Ann Fisher	Director	February 27, 2024
Leigh Ann Fisher

/s/ Alan P. Krusi	Director	February 27, 2024
Alan P. Krusi

/s/ Daniel Malchuk	Director	February 27, 2024
Daniel Malchuk

/s/ Kay Priestly	Director	February 27, 2024
Kay Priestly

/s/ Karen Swager	Director	February 27, 2024
Karen Swager