Form 10-Q
period 2024-03-31
SSR MINING INC.
filed 2024-05-08
CIK 921638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
  ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes    ☒ No
There were 202,089,818 common shares outstanding on March 31, 2024.

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
Forward-looking statements include, without limitation, the types of statements listed under the heading “Forward-Looking Statements” in Part I, Item 1. Business of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2024 (“Form 10-K”).
The forward-looking information and statements in this report are based on a number of material factors and assumptions, including, but not limited to the factors discussed in the Form 10-K, including those discussed in the “Business,” “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Form 10-K. Such factors are not exhaustive of the factors that may affect any of the Company’s forward-looking statements and information, and such statements and information will not be updated to reflect events or circumstances arising after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks and uncertainties discussed herein should be read in conjunction with the factors discussed in Part II, Item 1A., “Risk Factors” hereof, and Part I, Item IA., “Risk Factors” in the Form 10-K.

PART I - FINANCIAL INFORMATION
Çöpler Incident
On February 13, 2024, SSR Mining Inc. and its subsidiaries (collectively, “SSR Mining,” or the “Company”) suspended all operations at its Çöpler property as a result of a significant slip on the heap leach pad (the “Çöpler Incident”).

Our primary focus at Çöpler continues to be the recovery and return of our five missing colleagues to their families. Currently, recovery efforts are targeted in the Sabırlı Valley, from which SSR Mining currently expects to complete the removal of all displaced heap leach material resulting from the Çöpler Incident into temporary storage locations by the end of the third quarter of 2024. Concurrently, containment efforts have been completed alongside the removal of the displaced material with the installation of grout curtains, coffer dams, buttresses, pumping systems and the ongoing installation of diversion channels in the Sabırlı Valley.

In parallel with the recovery and containment work, the Company is progressing a remediation plan following comprehensive consultation and evaluations with various Turkish government agencies, ministries, independent experts and external consultants. The remediation plan will be submitted for government approval in the second quarter of 2024 and will include, among other things, the construction of a permanent storage facility for the displaced heap leach material. Once constructed, the storage facility will be capable of containing the approximately 18 to 20 million tonnes of displaced material in an area referred to as the East Storage Facility. The remediation work is expected to cost between $250.0 to $300.0 million on a 100% basis, in addition to the approximately $25.0 million incurred to-date. The remediation efforts are expected to be implemented over a period of 24 to 36 months.

As part of the remediation work, the heap leach pad will be permanently closed and no further heap leach processing will take place at Çöpler. In order to restart operations, the Company will require the reinstatement of the Environmental Impact Assessment and necessary operating permits. At this time, we are not able to estimate or predict when and under what conditions we will resume operations at Çöpler.

For additional information on the Çöpler Incident, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 27, 2024 and the information provided herein.

FIRST QUARTER 2024 SUMMARY (dollars, except per share, per ounce and per pound amounts): (1)
•Operating results: First quarter 2024 production was 101,873 gold equivalent ounces. Production from Marigold was 34,680 ounces and cost of sales of $1,331 per ounce sold and all-in sustaining costs (“AISC”) of $1,430 per ounce sold. At Seabee, production was 23,773 ounces and cost of sales of $859 per ounce sold and AISC of $1,416 per ounce sold. Puna produced 1,914,805 ounces of silver and cost of sales of $16.87 per ounce sold and AISC of $15.61 per ounce sold. An additional 21,827 ounces of gold were produced at Çöpler before the operation was suspended on February 13, 2024, following the Çöpler Incident.
•Financial results: Attributable net loss in the first quarter of 2024 was $287.1 million, or $1.42 per diluted share, inclusive of the impairment of long-lived and other assets at Çöpler of $114.2 million and estimated future reclamation and remediation costs of approximately $250.0 million related to the Çöpler Incident, which represents the low end of the estimated preliminary cost range of $250.0 to $300.0 million. Adjusted attributable net income in the first quarter of 2024 was $22.5 million, or $0.11 per diluted share. In the first quarter of 2024, operating cash flow was $24.6 million and free cash flow was $(9.4) million.
•Cash and liquidity position: As of March 31, 2024, SSR Mining had a cash and cash equivalent balance of $467.0 million. In addition, at the end of the first quarter 2024, the Company had available borrowings of $399.1 million under its revolving credit facility. As of March 31, 2024, the Company had no borrowings, exclusive of de minimus letters of credit, outstanding under the revolving credit facility and was in compliance with its covenants.
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

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SSR Mining Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands except per share)

	Three Months Ended March 31,
	2024	2023
Revenue	$230,234	$314,614
Operating costs and expenses:
Cost of sales (1)	125,901	199,297
Depreciation, depletion, and amortization	38,398	47,095
General and administrative expense	12,861	18,541
Exploration and evaluation	10,231	10,525
Reclamation and remediation costs	275,318	2,173
Impairment charges	114,230	—
Care and maintenance	14,409	—
Other operating expenses, net	15,310	(2)
Operating income (loss)	(376,424)	36,985
Other income (expense):
Interest expense	(4,655)	(5,060)
Other income (expense)	3,767	13,052
Foreign exchange gain (loss)	(913)	(13,185)
Total other income (expense)	(1,801)	(5,193)
Income (loss) before income and mining taxes	(378,225)	31,792
Income and mining tax benefit (expense)	20,237	(2,788)
Equity income (loss) of affiliates	(174)	—
Net income (loss)	(358,162)	29,004
Net loss (income) attributable to non-controlling interest	71,080	809
Net income (loss) attributable to SSR Mining shareholders	$(287,082)	$29,813

Net income (loss) per share attributable to SSR Mining shareholders
Basic	$(1.42)	$0.14
Diluted	$(1.42)	$0.14
(1) Excludes depreciation, depletion, and amortization.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income (loss)	$(358,162)	$29,004
Adjustments for:
Depreciation, depletion, and amortization	38,398	47,095
Reclamation and remediation costs	252,851	2,173
Deferred income taxes	(22,817)	(1,977)
Stock-based compensation	(3,942)	2,047
Equity (income) loss of affiliates	174	—
Change in fair value of marketable securities	(2,817)	(1,866)
Non-cash fair value adjustment on acquired inventories	2,830	3,623
Loss (gain) on sale of mineral properties, plant and equipment	657	240
Impairment charges	114,230	—
Change in fair value of deferred consideration	(630)	2,085
Loss (gain) on foreign exchange	3,528	8,210
Non-cash care and maintenance	6,731	—
Other operating activities	1,226	235
Net change in operating assets and liabilities	(7,626)	(87,902)
Net cash provided by operating activities	24,631	2,967

Investing activities
Additions to mineral properties, plant and equipment	(34,035)	(59,242)
Purchases of marketable securities	(6,338)	(484)
Net proceeds from sale of marketable securities	3,717	7,845
Contributions to equity method investments	(122)	—
Net cash used in investing activities	(36,778)	(51,881)

Financing activities
Repayment of debt, principal	—	(17,802)
Repurchase of common shares	(9,825)	(5,197)
Proceeds from exercise of stock options	—	208
Principal payments on finance leases	(995)	(950)
Dividends paid	—	(14,448)
Net cash used in financing activities	(10,820)	(38,189)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,415)	(6,191)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(25,382)	(93,294)
Cash, cash equivalents, and restricted cash beginning of period	492,494	689,106
Cash, cash equivalents, and restricted cash end of period	$467,112	$595,812

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$467,010	$561,783
Restricted cash	102	34,029
Total cash, cash equivalents, and restricted cash	$467,112	$595,812
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$467,010	$492,393
Marketable securities	24,985	20,944
Trade and other receivables	103,759	142,180
Inventories	465,109	515,143
Restricted cash	102	101
Prepaids and other current assets	20,905	25,715
Total current assets	1,081,870	1,196,476

Mineral properties, plant and equipment, net	3,824,778	3,872,886
Inventories	238,954	219,808
Equity method investments	1,045	127
Deferred income tax assets	27,319	22,307
Other non-current assets	77,816	74,169
Total assets	$5,251,782	$5,385,773

LIABILITIES
Accounts payable	$30,567	$37,095
Accrued liabilities and other	130,816	124,639
Reclamation and remediation liabilities	185,797	3,364
Finance lease liabilities	4,633	4,555
Current portion of debt	955	920
Total current liabilities	352,768	170,573

Debt	227,777	227,516
Finance lease liabilities	85,000	86,141
Reclamation and remediation liabilities	240,498	170,455
Deferred income tax liabilities	346,047	363,852
Other non-current liabilities	60,864	63,033
Total liabilities	1,312,954	1,081,570

EQUITY
Common shares – unlimited authorized common shares with no par value; 202,090 and 202,952 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2,991,225	3,005,015
Retained earnings (deficit)	87,560	368,065
SSR Mining’s shareholders’ equity	3,078,785	3,373,080
Non-controlling interest	860,043	931,123
Total equity	3,938,828	4,304,203
Total liabilities and equity	$5,251,782	$5,385,773
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Common shares
	Number of shares	Amount	Retained earnings (accumulated deficit)	Total equity attributable to SSR Mining shareholders	Non-controlling interest	Total equity
Balance as of December 31, 2023	202,952	$3,005,015	$368,065	$3,373,080	$931,123	$4,304,203
Repurchase of common shares	(1,117)	(16,402)	6,577	(9,825)	—	(9,825)
Settlement of restricted share units (RSUs)	255	—	—	—	—	—
Equity-settled stock-based compensation	—	2,612	—	2,612	—	2,612
Net income (loss)	—	—	(287,082)	(287,082)	(71,080)	(358,162)
Balance as of March 31, 2024	202,090	$2,991,225	$87,560	$3,078,785	$860,043	$3,938,828

SSR Mining Inc.
Condensed Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Common shares
	Number of shares	Amount	Retained earnings (accumulated deficit)	Total equity attributable to SSR Mining shareholders	Non-controlling interest	Total equity
Balance as of December 31, 2022	206,653	$3,057,920	$521,817	$3,579,737	$546,462	$4,126,199
Repurchase of common shares	(348)	(5,111)	(86)	(5,197)	—	(5,197)
Exercise of stock options	17	216	—	216	—	216
Settlement of RSUs	198	—	—	—	—	—
Equity-settled stock-based compensation	—	2,037	—	2,037	—	2,037
Dividends paid to SSR Mining shareholders	—	—	(14,448)	(14,448)	—	(14,448)
Net income (loss)	—	—	29,813	29,813	(809)	29,004
Balance as of March 31, 2023	206,520	$3,055,062	$537,096	$3,592,158	$545,653	$4,137,811
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.THE COMPANY
SSR Mining Inc. and its subsidiaries (collectively, “SSR Mining” or the “Company”) is a precious metals mining company with four producing assets located in the United States, Türkiye, Canada and Argentina. The Company is principally engaged in the operation, acquisition, exploration and development of precious metal resource properties located in Türkiye and the Americas. The Company produces gold doré as well as copper, silver, lead and zinc concentrates. The Company’s properties include Çöpler Gold Mine (“Çöpler”) in Erzincan, Türkiye, Marigold mine (“Marigold”) in Nevada, USA, Seabee Gold Operation (“Seabee”) in Saskatchewan, Canada, and Puna Operations (“Puna”) in Jujuy, Argentina. The Company also has development projects that it seeks to advance, as market and project conditions permit.
SSR Mining is incorporated under the laws of the Province of British Columbia, Canada. The Company's common shares are listed on the Toronto Stock Exchange (“TSX”) in Canada and the Nasdaq Global Select Market (“Nasdaq”) in the U.S. under the symbol “SSRM” and the Australian Securities Exchange (“ASX”) in Australia under the symbol “SSR.”
On February 13, 2024, the Company suspended all operations at Çöpler as a result of a significant slip on the heap leach pad (the “Çöpler Incident”). See Note 3 for further details.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Risks and Uncertainties
As a mining company, the revenue, profitability and future rate of growth of the Company are substantially dependent on the prevailing prices for gold, silver, lead and zinc. The prices of these metals are volatile and affected by many factors beyond the Company’s control, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and the quantities of reserves that the Company can economically produce. The carrying value of the Company’s Mineral properties, plant and equipment; Inventories; and Deferred income tax assets are sensitive to the outlook for commodity prices. A decline in the Company’s price outlook could result in material impairment charges related to these assets. In addition, the Company maintains cash balances at banking institutions in various jurisdictions which may or may not have deposit insurance. The Company mitigates potential cash risk by maintaining bank accounts with credit-worthy financial institutions. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.
The Company's business may be impacted by adverse macroeconomic and geopolitical conditions. These conditions include inflation, interest rate and foreign currency fluctuations and slowdown of economic activity around the world. The Company maintains its cash and cash equivalents primarily in United States dollars (“USD”). Any fluctuation in the exchange rate of the Turkish Lira (“TRY”), Canadian Dollar (“CAD”), Argentine Peso (“ARS”), or the currency of any other country in which the Company operates, against the USD could result in a loss on the Company’s books to the extent the Company holds funds or net monetary or non-monetary assets denominated in those currencies, and any fluctuations of currency prices generally may result in volatility. Certain of the Company's operations are located in countries that have in the past and are currently experiencing high rates of inflation. It is possible that in the future, high inflation in the countries in which we operate may result in an increase in operational costs in local currencies (without a concurrent devaluation of the local currency of operations against the dollar or an increase in the dollar price of gold, silver, copper, zinc or lead). Maintaining operating costs in currencies subject to significant inflation could expose us to risks relating to devaluation and high domestic inflation.
The Company's business may also be impacted by physical risks that can impact each of its properties, such as those experienced in connection with the Çöpler Incident.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States. Therefore, this information should be read in conjunction with SSR Mining Inc.’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 27, 2024. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. The results for the three month period ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
Recently Issued Accounting Pronouncements
In March 2024, the U.S. Securities and Exchange Commission (“SEC”) issued Final Rule 33-11275 "The Enhancement and Standardization of Climate-Related Disclosures for Investors" (“Final Rule”). The Final Rule requires disclosures regarding information about a registrant's climate-related risks that have a material impact on, or are reasonably likely to have a material impact on, its business strategy, results of operations, or financial condition. In addition, certain disclosures related to capitalized costs, expenditures, and losses incurred as a result of severe weather events and other natural conditions will be required to be disclosed in the footnotes to the audited financial statements. The Final Rule is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. On April 4, 2024, the SEC stayed the rules pending the resolution of certain legal challenges. The Company is currently evaluating the impact on the consolidated financial statements.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. The standard is effective beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact on the consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss and interim disclosures of a reportable segment’s profit or loss and assets. The standard is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. The Company does not expect the adoption to have a material impact on the consolidated financial statements or disclosures.
3.ÇÖPLER INCIDENT
On February 13, 2024, the Company suspended all operations at Çöpler as a result of the Çöpler Incident. The Company is not, at this time, able to estimate or predict when and under what conditions it will resume operations at Çöpler. During the suspension, Care and maintenance was recorded in the Statements of Operations which represents direct costs of $7.7 million and depreciation of $6.7 million.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Financial impacts of the Çöpler Incident
Statement of Operations

Three Months Ended March 31,
2024
Reclamation and remediation costs
Incurred remediation costs (1)	$(22,466)
Estimated future reclamation and remediation costs	(250,437)
(272,903)
Impairment charges
Leach pad inventory	(76,023)
Mineral properties, plant and equipment, net	(38,207)
(114,230)

Contingencies and other legal matters	(15,310)

Total operating loss	$(402,443)
(1)Represents cash outflows included in Reclamation and remediation costs in the Condensed Consolidated Statements of Operations.

Balance Sheet

	March 31, 2024
	Current	Non-current	Total
Liabilities
Reclamation and remediation liabilities	$182,625	$67,812	$250,437
Accrued liabilities and other	15,310	—	15,310
Total liabilities	$197,935	$67,812	$265,747
Remediation and reclamation liabilities
The Company estimated a preliminary cost range of $250.0 to $300.0 million for future reclamation and remediation costs related to the Çöpler Incident. The Company accrued approximately $250.0 million, which represents the low end of the estimated cost range.

Reclamation
During the three months ended March 31, 2024, the Company recorded an $11.2 million revision to the reclamation liability to reflect changes in the timing and extent of the closure of the heap leach pad as a result of the Çöpler Incident. The revision was recorded in Reclamation and remediation costs in the Condensed Consolidated Statements of Operations.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Remediation
During the three months ended March 31, 2024, the Company recorded a remediation liability of $261.7 million as a result of the Çöpler Incident. The remediation activities include movement of the debris out of the Sabırlı Valley and Manganese pit, sloping and stabilization of the heap leach pad in preparation for permanent closure, construction of a permanent storage facility for the debris, and management of surface and ground water in the Sabırlı Valley. The Company incurred $22.5 million of remediation costs during the first quarter of 2024 in connection with the Çöpler Incident. The costs incurred and the remediation liability were recorded in Reclamation and remediation costs in the Condensed Consolidated Statements of Operations. As of March 31, 2024, the remediation liability of $239.2 million consists of $178.5 million classified as current and $60.7 million classified as non-current.
Impairment charges
As a result of the Çöpler Incident, the Company plans to permanently close the heap leach pad; therefore, the Company fully impaired the heap leach pad inventory and related heap leach pad processing facilities. Accordingly, during the three months ended March 31, 2024, the Company recorded non-cash impairment charges of $76.0 million related to Inventories and $38.2 million related to Mineral properties, plant and equipment, net, for a total non-cash impairment charge of $114.2 million. No impairment charges were recognized for the three months ended March 31, 2023.
Contingencies and other legal matters
The Company may be subject to additional legal costs and expenses due to the Çöpler Incident. As of March 31, 2024, the Company has recorded $15.3 million of contingencies related to the Çöpler Incident in Other operating expenses, net in the Condensed Consolidated Statements of Operations and Accrued liabilities and other in the Condensed Consolidated Balance Sheets. See Note 18 for additional information.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4.OPERATING SEGMENTS
The Company currently has four producing mines which represent the Company’s reportable and operating segments. The results of operating segments are reviewed by management to make decisions about resources to be allocated to the segments and to assess their performance. All operations at Çöpler ceased on February 13, 2024, following the Çöpler Incident.

The following tables provide a summary of financial information related to the Company's segments (in thousands):

	Three Months Ended March 31, 2024
	Çöpler	Marigold	Seabee	Puna	Segment Total	Corporate and other (1)	Consolidated
Revenue	$48,571	$76,685	$59,128	$45,850	$230,234	$—	$230,234
Cost of sales (2)	$24,423	$49,071	$24,433	$27,974	$125,901	$—	$125,901
Depreciation, depletion, and amortization	$9,831	$7,439	$15,213	$5,915	$38,398	$—	$38,398
Exploration and evaluation	$774	$4,095	$3,546	$335	$8,750	$1,481	$10,231
Care and maintenance expenses (3)	$14,409	$—	$—	$—	$14,409	$—	$14,409
Operating income (loss)	$(403,803)	$15,356	$15,602	$10,763	$(362,082)	$(14,342)	$(376,424)
Capital expenditures	$6,541	$2,432	$15,773	$3,359	$28,105	$8,132	$36,237
Total assets as of March 31, 2024	$2,763,672	$793,179	$491,153	$287,833	$4,335,837	$915,945	$5,251,782
(1)Corporate and other consists of business activities that are not included within the reportable segments and is provided for reconciliation purposes.
(2)Excludes depreciation, depletion, and amortization.
(3)Care and maintenance expense represents direct costs not associated with the environmental reclamation and remediation costs of $7.7 million and depreciation of $6.7 million during the suspension of operations at Çöpler starting in the first quarter of 2024.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31, 2023
	Çöpler	Marigold	Seabee	Puna	Segment Total	Corporate and other (1)	Consolidated
Revenue	$110,513	$98,168	$32,093	$73,840	$314,614	$—	$314,614
Cost of sales (2)	$74,646	$54,541	$23,265	$46,845	$199,297	$—	$199,297
Depreciation, depletion, and amortization	$22,651	$8,574	$8,987	$6,883	$47,095	$—	$47,095
Exploration and evaluation	$557	$3,077	$3,869	$1,072	$8,575	$1,950	$10,525
Operating income (loss)	$11,496	$31,284	$(4,318)	$18,223	$56,685	$(19,700)	$36,985
Capital expenditures	$10,069	$29,592	$8,445	$2,577	$50,683	$—	$50,683
Total assets as of March 31, 2023	$3,278,695	$697,817	$585,557	$326,660	$4,888,729	$346,074	$5,234,803

(1)Corporate and other consists of business activities that are not included within the reportable segments and provided for reconciliation purposes. During the first quarter of 2023, the Company determined it has four reportable segments: Çöpler, Marigold, Seabee and Puna. The exploration, evaluation and development properties are no longer considered a reportable segment and the portfolio of prospective exploration tenures, near or adjacent to the existing operations (near-mine) are included in the respective reportable segment. The greenfield standalone prospects and development projects are included in Corporate and other.
(2)Excludes depreciation, depletion, and amortization.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5.REVENUE

The following table represents revenues by product (in thousands):

	Three Months Ended March 31,
	2024	2023
Gold doré sales
Çöpler	$48,226	$109,646
Marigold	76,661	98,132
Seabee	59,103	32,083
Concentrate sales
Puna	48,372	66,348
Other (1)
Çöpler	345	867
Marigold	24	36
Seabee	25	10
Puna	(2,522)	7,492
Total	$230,234	$314,614
(1)Other revenue includes changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.

Revenue by metal
Revenue by metal type for the three months ended months ended March 31 are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Gold	$183,990	$239,861
Silver	39,334	49,115
Lead	8,462	12,776
Zinc	576	4,457
Other (1)	(2,128)	8,405
Total	$230,234	$314,614
(1)Other revenue includes changes in the fair value of concentrate trade receivables due to fluctuations in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.
Provisional metal sales
For the three months ended March 31, 2024 and 2023, the change in the fair value of the Company's embedded derivatives relating to provisional concentrate metal sales was an increase (decrease) of $(2.5) million and $7.5 million, respectively. The changes in fair value have been recorded in Revenue.
At March 31, 2024, the Company had silver sales of 4.5 million ounces at an average price of $23.57 per ounce, lead sales of 21.81 million pounds at an average price of $0.95 per pound, and zinc sales of 2.5 million pounds at an average price of $1.22 per pound, subject to normal course final pricing over the next several months.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6.INCOME AND MINING TAXES
The Company’s consolidated effective income tax rate was 5.4% for the first three months of 2024 compared to 8.8% for the first three months of 2023. The primary drivers of the change in the effective rate were due to foreign currency fluctuations and a decline in year-to-date operating income compared to 2023.

The Company’s statutory tax rate for the period is 27.0%. The effective rate differs from the statutory rate primarily due to foreign currency fluctuations.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, inclusive of interest and penalties, is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance as of January 1	$—	$8,574
Increase (decrease) associated with tax positions taken during a prior year (1)	—	(6,594)
Balance as of March 31 (1)	$—	$1,980
(1)Of the gross unrecognized tax benefits, nil were recognized as current liabilities in Condensed Consolidated Balance Sheet as of March 31, 2024.
As of March 31, 2024 and December 31, 2023, there were no unrecognized tax benefits, inclusive of interest and penalties that, if recognized, would impact the Company’s effective income tax rate. As of March 31, 2024 and December 31, 2023, there were no accrued income-tax-related interest and penalties.

On March 12, 2023, Türkiye enacted Tax Amnesty legislation, which allowed taxpayers to voluntarily pay tax on uncertain tax positions and waived assessed interest, penalties up to 50.0% of tax and risk of audit if paid in accordance with the process outlined in the legislation. As a result, during the year ended December 31, 2023, the Company released $7.2 million of tax, interest, and penalties in Income and mining tax benefit (expense) in the Condensed Consolidated Statements of Operations and paid $1.4 million in a cash tax payment in accordance with the Tax Amnesty agreement. As of March 31, 2024 and December 31, 2023, the Company no longer maintains a provision for uncertain tax positions as there are no positions that meet the criteria.

On December 20, 2023, Pillar Two minimum tax legislation was enacted in Luxembourg, a jurisdiction in which the Company operates. The legislation is effective for the Company’s financial year beginning January 1, 2024. Furthermore, Canada has Pillar Two legislation in draft form that, if enacted, would take retroactive effect from January 1, 2024. Pillar Two is a global corporate tax framework developed by the Organization for Economic Cooperation and Development (“OECD”) aimed at establishing a minimum tax floor of 15% on multinational corporate profits.

For the three months ended March 31, 2024, the Company satisfies the transitional safe harbors with respect to the legislation enacted in Luxembourg and thus has not recorded additional tax expense for Pillar Two. However, exposure may exist in other jurisdictions if legislation is enacted at the ultimate parent level in Canada. The Company continues to monitor Pillar Two exposures.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7.OTHER OPERATING EXPENSE, NET
The following table includes the components of Other operating expense, net:

	Three Months Ended March 31,
	2024	2023
Contingencies related to the Çöpler Incident	$15,310	$—
Other	—	(2)
Total	$15,310	$(2)
8.OTHER INCOME (EXPENSE)
The following table includes the components of Other income (expense):

	Three Months Ended March 31,
	2024	2023
Interest income	$6,296	$7,646
Gain (loss) on investments and on marketable security sales	1,177	—
Change in fair value of marketable securities	(2,817)	1,866
Gain (loss) on sale of mineral properties, plant, and equipment	—	(240)
Other	(889)	3,780
Total	$3,767	$13,052
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The calculations of basic and diluted net income (loss) per share attributable to SSR Mining shareholders for the three months ended months ended March 31, 2024 and 2023 are based on the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(358,162)	$29,004
Net (income) loss attributable to non-controlling interest	71,080	809
Net income (loss) attributable to SSR Mining shareholders	(287,082)	29,813
Interest saving on 2019 Notes, net of tax	—	1,221
Net income (loss) used in the calculation of diluted net income per share	$(287,082)	$31,034

Weighted average number of common shares issued	202,355	206,778
Adjustments for dilutive instruments:
Restricted share units	—	14
2019 Notes	—	12,611
Diluted weighted average number of shares outstanding	202,355	219,403

Net income (loss) per share attributable to SSR Mining shareholders
Basic	$(1.42)	$0.14
Diluted	$(1.42)	$0.14
For the three months ended March 31, 2024, $1.2 million of interest saving on convertible notes, net of tax, and 12,921 shares were excluded from the diluted income per common share calculation because the Company incurred a net loss and the effect would be antidilutive.
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring (at least annually) and nonrecurring basis by level within the fair value hierarchy (in thousands):

	Fair value at March 31, 2024
	Level 1 (1)	Level 2 (2)	Level 3	Total
Assets:
Cash	$467,010	$—	$—	$467,010
Restricted cash	102	—	—	102
Marketable securities	33,017	—	—	33,017
Trade receivables from provisional sales, net	—	55,220	—	55,220
Deferred consideration	—	—	21,843	21,843
	$500,129	$55,220	$21,843	$577,192
Liabilities:
Contingent consideration	$—	$—	$28,986	$28,986
Option liability - EMX shares (3)	—	2,194	—	2,194
	$—	$2,194	$28,986	$31,180

	Fair value at December 31, 2023
	Level 1 (1)	Level 2 (2)	Level 3	Total
Assets:
Cash	$492,393	$—	$—	$492,393
Restricted cash	101	—	—	101
Marketable securities	28,351	—	—	28,351
Trade receivables from provisional sales, net	—	86,897	—	86,897
Deferred consideration	—	—	21,213	21,213
	$520,845	$86,897	$21,213	$628,955
Liabilities:
Contingent consideration	$—	$—	$29,648	$29,648
Option liability - EMX shares (3)	—	1,431	—	1,431
	$—	$1,431	$29,648	$31,079
(1)Marketable securities of publicly quoted companies, consisting of investments, are valued using a market approach based upon unadjusted quoted prices in an active market obtained from securities exchanges.
(2)The Company’s provisional metal sales contracts, included in Trade and other receivables in the Consolidated Balance Sheets, are valued using inputs derived from observable market data, including quoted commodity forward prices. The inputs do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
(3)The fair value of the option liability, which represents the option of the holder to acquire an EMX common share from SSR, was determined using the Black-Scholes model. The inputs to the Black-Scholes model included the EMX stock price of CAD $2.34 per share, exercise price of CAD $2.27 per unit, one-year maturity, one-year risk-free rate of 5.0%, and annualized volatility of 34.9%.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Deferred and contingent consideration are included in Level 3 as certain assumptions used in the calculation of the fair value are not based on observable market data. The following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value using significant unobservable inputs (Level 3) in the consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2024	2023
Deferred consideration assets:
Balance as of January 1	$21,213	$24,369
Revaluations	630	(2,085)
Balance as of March 31	$21,843	$22,284

	Three Months Ended March 31,
	2024	2023
Contingent consideration liabilities:
Balance as of January 1	$29,648	$—
Revaluations	(662)	—
Balance as of March 31	$28,986	$—
Fair values of financial assets and liabilities not already measured at fair value
The fair value of the 2019 Notes as compared to the carrying amounts were as follows (in thousands):

		March 31, 2024		December 31, 2023
	Level	Carrying amount	Fair value	Carrying amount	Fair value
2019 Notes (1)	1	$227,777	$205,275	$227,516	$216,545
(1)The fair value disclosed for the Company's 2019 Notes is included in Level 1 as the basis of valuation uses a quoted price in an active market.
11.TRADE AND OTHER RECEIVABLES
Trade and other receivables was composed of the following (in thousands):

	March 31, 2024	December 31, 2023
Trade receivables	$56,618	$91,340
Value added tax receivables	25,788	30,554
Income tax receivable	1,866	3,172
Other taxes receivable	17,056	11,734
Other	2,431	5,380
Total	$103,759	$142,180
No provision for credit loss was recognized as of March 31, 2024 or December 31, 2023. All trade receivables are expected to be settled within twelve months.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12.INVENTORIES
The components of Inventories for the periods ended March 31, 2024 and December 31, 2023 are as follows (in thousands):

	March 31, 2024	December 31, 2023
Materials and supplies	$124,181	$104,217
Stockpiled ore	57,317	77,142
Leach pad inventory	253,121	305,271
Work-in-process	13,541	7,189
Finished goods	16,949	21,324
Total current inventories	465,109	515,143

Stockpiled ore	238,954	218,139
Materials and supplies	—	1,669
Total non-current inventories	$238,954	$219,808

During the three months ended March 31, 2024, following the Çöpler Incident, the Company recognized an impairment of leach pad inventory at Çöpler of $76.0 million classified as a component of Impairment charges. See Note 3 for further information relating to the impairment of inventories.
During the three months ended March 31, 2023, the Company recognized write-downs of leach pad inventory at Çöpler of $2.0 million, with $1.3 million classified as a component of Cost of sales and $0.7 million classified as a component of Depreciation, depletion and amortization in the Consolidated Statements of Operations.
13.MINERAL PROPERTIES, PLANT AND EQUIPMENT, NET
The components of Mineral properties, plant and equipment, net are as follows (in thousands):

	March 31, 2024	December 31, 2023
Plant and equipment (1)	$1,853,060	$1,889,634
Construction in process	92,210	86,304
Mineral properties subject to depletion	2,092,706	2,085,678
Mineral properties not yet subject to depletion	880,135	878,712
Exploration and evaluation assets	253,841	253,842
Total mineral properties, plant, and equipment	5,171,952	5,194,170
Accumulated depreciation, plant and equipment	(724,306)	(714,579)
Accumulated depletion, mineral properties	(622,868)	(606,705)
Mineral properties, plant, and equipment, net	$3,824,778	$3,872,886
(1)As of March 31, 2024 and December 31, 2023, plant and equipment includes finance lease right-of-use assets with a carrying amount of $83.5 million and $84.7 million, respectively.
During the three months ended March 31, 2024, the Company concluded that certain mineral properties, plant and equipment at Çöpler was impaired and recorded a non-cash impairment. See Note 3 for further details relating to impairment of mineral properties, plant and equipment. No impairment was recognized for the three months ended March 31, 2023.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
14.ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other are comprised of the following items (in thousands):

	March 31, 2024	December 31, 2023
Accrued liabilities	$84,895	$66,478
Royalties payable	21,751	28,550
Stock-based compensation liabilities	3,373	9,048
Income taxes payable	14,786	16,392
Lease liabilities	1,566	1,545
Other	4,445	2,626
Total accrued liabilities and other	$130,816	$124,639
15.DEBT
The following tables summarize the Company’s debt balances (in thousands):

	March 31, 2024	December 31, 2023
2019 Notes (1)	$227,777	$227,516
Other	955	920
Total carrying amount	$228,732	$228,436

Current Portion	$955	$920
Non-Current Portion	$227,777	$227,516
(1)Amount is net of discount and debt issuance costs of $2.2 million and $2.5 million, respectively.

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
As a result of dividends paid in 2023 and in accordance with the 2019 Notes Agreement, during the fourth quarter of 2023 the conversion rate was adjusted to 56.7931 common shares per $1,000 principal amount of the 2019 Notes converted.
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Credit Agreement
On August 15, 2023, the Company entered into a further amendment to the Amended Credit Agreement (the “Second Amended Credit Agreement”) with the Bank of Nova Scotia, as administrative agent, and along with Canadian Imperial Bank of Commerce, as co-lead arrangers and joint bookrunners, the lenders party thereto and certain subsidiary guarantors named therein. The amendment, among other things, (i) extends the maturity to August 15, 2027, (ii) increases the credit agreement to $400.0 million with an additional accordion feature of $100.0 million and (iii) modifies the reference rate from LIBOR to an adjusted SOFR plus applicable margin varying based on the Company’s consolidated leverage ratio and amounts drawn on the credit facility ranging from 2.00% to 2.75%. The adjusted SOFR includes a credit spread adjustment of 0.10% for all interest periods
As of March 31, 2024, the Company was in compliance with its covenants. As of March 31, 2024, no borrowings were outstanding on the Second Amended Credit Agreement, $399.1 million of borrowing capacity was available and outstanding letters of credit totaled $0.9 million.
16.EQUITY
Repurchase of common shares
On June 16, 2023, the Company received approval of its Normal Course Issuer Bid ("2023 NCIB") to purchase for cancellation up to 10.2 million of its common shares through the facilities of the TSX, Nasdaq or other Canadian and U.S. marketplaces over a twelve month period beginning June 20, 2023 and ending June 19, 2024. On November 27, 2023, in connection with the 2023 NCIB, the Company entered into an automatic share purchase plan with its broker to allow for the repurchase of shares at times when the Company ordinarily would not be active in the market due to regulatory restrictions and customary self-imposed blackout periods. Following the Çöpler Incident, the Company terminated the automatic share purchase plan effective March 1, 2024.
On June 19, 2023, the Normal Course Issuer Bid established as of June 20, 2022 (the “2022 NCIB”), expired. Under the 2022 NCIB, the Company was authorized to purchase for cancellation up to 10.6 million of its common shares through the facilities of the TSX, Nasdaq or other Canadian and U.S. marketplaces over a twelve month period.
During the three months ended March 31, 2024, and prior to the Çöpler Incident, the Company purchased 1,117,100 of its outstanding common shares at an average share price of $8.79 per share for total consideration of $9.8 million. All shares were cancelled upon purchase. The difference of $6.6 million reflects the difference between the total amount paid and the amount deducted from common shares of $16.4 million was recorded as an increase to retained earnings. The amount deducted from common shares was determined based on the average paid in capital per common share outstanding prior to the repurchase date.
During the three months ended March 31, 2023, the Company purchased 348,171 of its outstanding common shares at an average share price of $14.92 per share for total consideration of $5.2 million. All shares were cancelled upon purchase. During the three months ended March 31, 2023, the difference of $0.1 million between the total amount paid and the amount deducted from common shares of $5.1 million was recorded as a direct charge to retained earnings. The amount deducted from common shares was determined based on the average paid in capital per common share outstanding prior to the repurchase date.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
17.SUPPLEMENTAL CASH FLOW INFORMATION

Net change in operating assets and liabilities during the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Decrease (increase) in operating assets:
Trade and other receivables	$37,794	$(45,705)
Inventories	(47,832)	(28,019)
Other operating assets	286	(5,564)
Increase (decrease) in operating liabilities:
Accounts payable	(5,647)	1,280
Accrued liabilities	6,978	(8,423)
Reclamation and remediation liabilities	(193)	(380)
Other operating liabilities	988	(1,091)
	$(7,626)	$(87,902)
Other cash information during the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest paid	$(3,272)	$(4,732)
Interest received	$4,913	$3,205
Income taxes paid	$(1,855)	$(15,534)

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
Environmental matters
The Company uses surety bonds to support certain environmental bonding obligations. As of March 31, 2024 and December 31, 2023, the Company had surety bonds totaling $142.0 million and $142.7 million outstanding, respectively.
Other Commitments and Contingencies
As of March 31, 2024, the Company has recorded $15.3 million of contingencies related to the Çöpler Incident in Other operating expenses, net in the Condensed Consolidated Statements of Operations and Accrued liabilities and other in the Condensed Consolidated Balance Sheets.
Following the Çöpler Incident, the Company has been named as a defendant in six securities class actions and is subject to various risks and contingencies arising in the normal course of business. Based on the information currently available to the Company, no liability has been recorded for these lawsuits because the Company believes that any such liability is not probable and reasonably estimable at this time. See Note 3 for further details.

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
This item should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of Business Properties included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2024 (“Form 10-K”).
Business Overview
SSR Mining Inc. and its subsidiaries (collectively, “SSR Mining,” or “Company”) is a precious metals mining company with four producing properties located in the United States, Türkiye, Canada and Argentina. The Company is primarily engaged in the operation, acquisition, exploration and development of precious metal resource properties located in Türkiye and the Americas. The Company produces gold doré as well as copper, silver, lead and zinc concentrates.
Refer to the “Çöpler Incident and First Quarter 2024 Summary”, “Consolidation Results of Operations”, “Results of Operations”, “Liquidity and Capital Resources” and “Non-GAAP Financial Measures” for quarterly information for the three months ended March 31, 2024.
Consolidated Results of Operations
A summary of the Company's consolidated financial and operating results for the three months ended months ended March 31, 2024 and 2023 are presented below (in thousands):

	Three Months Ended March 31,
	2024	2023	Change (%)
Financial Results
Revenue	$230,234	$314,614	(26.8)%
Cost of sales (1)	$125,901	$199,297	(36.8)%
Depreciation, depletion, and amortization	$38,398	$47,095	(18.5)%
Reclamation and remediation costs	$275,318	$2,173	12,569.9%
Impairment charges	$114,230	$—	100.0%
Operating income	$(376,424)	$36,985	(1,117.8)%
Net income (loss)	$(358,162)	$29,004	(1,334.9)%
Net income (loss) attributable to SSR Mining shareholders	$(287,082)	$29,813	(1,062.9)%
Basic net income (loss) per share attributable to SSR Mining shareholders	$(1.42)	$0.14	(1,114.3)%
Adjusted attributable net income (loss) (2)	$22,510	$21,274	5.8%
Adjusted basic attributable net income (loss) per share (2)	$0.11	$0.10	10.0%
Adjusted diluted attributable net income (loss) per share (2)	$0.11	$0.10	10.0%

Operating Results
Gold produced (oz)	80,280	122,821	(34.6)%
Gold sold (oz)	89,279	126,111	(29.2)%
Silver produced ('000 oz)	1,915	2,015	(5.0)%
Silver sold ('000 oz)	1,659	2,382	(30.4)%
Lead produced ('000 lb) (3)	9,998	11,361	(12.0)%
Lead sold ('000 lb) (3)	8,666	13,370	(35.2)%
Zinc produced ('000 lb) (3)	1,217	2,480	(50.9)%
Zinc sold ('000 lb) (3)	510	3,687	(86.2)%

Gold equivalent produced (oz) (4)	101,873	146,894	(30.6)%
Gold equivalent sold (oz) (4)	107,983	154,557	(30.1)%

Average realized gold price ($/oz sold)	$2,061	$1,902	8.4%
Average realized silver price ($/oz sold)	$22.18	$23.38	(5.1)%

Cost of sales per gold equivalent ounce sold (1, 4)	$1,166	$1,289	(9.5)%
Cash cost per gold equivalent ounce sold (2, 4)	$1,097	$1,204	(8.9)%
AISC per gold equivalent ounce sold (2, 4)	$1,569	$1,693	(7.3)%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports non-GAAP financial measures including adjusted attributable net income (loss), adjusted basic attributable net income (loss) per share, cash costs and all in sustaining costs (“AISC”) per ounce sold to manage and evaluate its operating performance at its mines. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation of these financial measures to Net income (loss) attributable to SSR Mining shareholders and Cost of sales, which are the comparable GAAP financial measures.
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

Revenue
For the three months ended March 31, 2024, revenue decreased by $84.4 million, or 26.8%, to $230.2 million, as compared to $314.6 million for the three months ended March 31, 2023. The decrease was mainly due to 29.2% fewer ounces of gold sold at an 8.4% higher average realized gold price and 30.4% fewer ounces of silver sold. The decrease in gold ounces sold was primarily related to the suspension of operations at Çöpler following the Çöpler Incident. For a complete discussion of revenue, refer to the Results of Operations below.
Cost of sales
Cost of sales decreased by $73.4 million, or 36.8%, to $125.9 million for the three months ended March 31, 2024, as compared to $199.3 million for the three months ended March 31, 2023. This decrease was mainly due to 29.2% fewer ounces of gold sold compared to the same period in 2023 primarily related to the suspension of operations at Çöpler following the Çöpler Incident. For a complete discussion of costs of sales by site, refer to the Results of Operations below.
Depreciation, depletion, and amortization

	Three Months Ended March 31,
	2024	2023	Change (%)
Depreciation, depletion, and amortization ($000s)	$38,398	$47,095	(18.5)%
Gold equivalent ounces sold	107,983	154,557	(30.1)%
Depreciation, depletion, and amortization per gold equivalent ounce sold	$356	$305	16.7%
Depreciation, depletion, and amortization (“DD&A”) expense decreased by $8.7 million, or 18.5%, to $38.4 million for the three months ended March 31, 2024, as compared to $47.1 million for the three months ended March 31, 2023, primarily due to fewer gold equivalent ounces sold.
General and administrative expense
General and administrative expense for the three months ended March 31, 2024 was $12.9 million as compared to $18.5 million for the three months ended March 31, 2023. General and administrative expenses decreased mainly due to lower stock-based compensation expense which was a result of lower share price in 2024.
Exploration and evaluation costs
Exploration and evaluation costs for the three months ended March 31, 2024 were $10.2 million compared to $10.5 million for three months ended March 31, 2023. Evaluation and exploration costs were consistent year over year.
Reclamation and remediation costs
Reclamation and remediation costs for the three months ended March 31, 2024 was $275.3 million as compared to $2.2 million for the three months ended March 31, 2023. Reclamation and remediation costs increased by $273.1 million mainly due to $22.5 million of remediation costs incurred during the first quarter of 2024 in connection with the Çöpler Incident, as well as accrued remediation and reclamation liabilities of approximately $250.0 million related to estimated future Çöpler remediation and leach pad closures costs.
Care and maintenance
Care and maintenance costs for the three months ended March 31, 2024 was $14.4 million. Care and maintenance expense incurred during the first quarter of 2024 represents direct costs not associated with environmental reclamation and remediation costs of $7.7 million and depreciation of $6.7 million during the suspension of operations at Çöpler.
Impairment charges
Impairment charges for the three months ended March 31, 2024 were $114.2 million. The impairment charges were mainly due to non-cash impairment charges of heap leach pad inventory and related heap leach facilities due to the Çöpler Incident.

Other operating expense, net
Other operating expense, net for for the three months ended March 31, 2024 was $15.3 million as compared to ($0.2 million) for the three months ended March 31, 2023. The change is mainly due to estimated contingencies which were accrued during 2024 as a result of the Çöpler Incident.
Interest expense
Interest expense for the three months ended March 31, 2024 was $4.7 million as compared to $5.1 million for the three months ended March 31, 2023. Interest expense was consistent period over period.
Other income (expense)
Other income (expense) for the three months ended March 31, 2024 was $3.8 million as compared to $13.1 million for the three months ended March 31, 2023. The change is mainly due to the change of the fair value of marketable securities and a decrease in interest income due to lower cash balances.
Foreign exchange gain (loss)
Foreign exchange loss for the three months ended March 31, 2024 was $0.9 million compared to a loss of $13.2 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, the foreign exchange loss was mainly due to the a weakening of the ARS against the USD and its impact on ARS-denominated assets at Puna partially. During the three months ended March 31, 2023, the foreign exchange loss was mainly due to the a weakening of the ARS against the USD and its impact on ARS-denominated assets at Puna and the weakening of the TRY against the USD and its impact on TRY-denominated assets at Çöpler.
Income and mining tax benefit (expense)
Income and mining tax benefit for the three months ended March 31, 2024 was $20.2 million as compared to a expense of $2.8 million for the three months ended March 31, 2023. The change in income tax expense was primarily as a result of foreign currency fluctuations and a decline in year-to-date operating income compared to 2023.

Results of Operations
Çöpler, Türkiye

	Three Months Ended March 31,
Operating Data	2024 (1)	2023	Change (%)
Gold produced (oz)	21,827	55,074	(60.4)%
Gold sold (oz)	23,960	58,014	(58.7)%
Average realized gold price ($/oz sold)	$2,013	$1,890	6.5%

Ore mined (kt)	266	1,179	(77.4)%
Waste removed (kt)	3,571	5,375	(33.6)%
Total material mined (kt)	3,837	6,554	(41.5)%

Ore milled (kt)	343	724	(52.6)%
Gold mill feed grade (g/t)	2.39	2.47	(2.9)%
Gold recovery (%)	78.9	87.7	(10.0)%

Ore stacked (kt)	184	188	(2.2)%
Gold grade stacked (g/t)	1.17	1.22	(4.6)%

Cost of sales (2)	$24,423	$74,646	(67.3)%
Cost of sales ($/oz gold sold) (2)	$1,019	$1,287	(20.8)%
Cash costs ($/oz gold sold) (3)	$1,020	$1,272	(19.8)%
AISC ($/oz gold sold) (3)	$1,573	$1,420	10.8%
(1)Operations at Çöpler were suspended on February 13, 2024, following the Çöpler Incident and have not restarted.
(2)Excludes depreciation, depletion, and amortization.
(3)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Çöpler. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to cost of sales, which are the comparable GAAP financial measure.

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Operations were suspended following the Çöpler Incident. During the suspension, care and maintenance expense was recorded which represents direct costs not associated with the environmental reclamation and remediation costs and depreciation.

Marigold, USA

	Three Months Ended March 31,
Operating Data	2024	2023	Change (%)
Gold produced (oz)	34,680	51,979	(33.3)%
Gold sold (oz)	36,869	51,297	(28.1)%
Average realized gold price ($/oz sold)	$2,074	$1,913	8.4%

Ore mined (kt)	5,721	5,367	6.6%
Waste removed (kt)	20,587	17,029	20.9%
Total material mined (kt)	26,309	22,396	17.5%

Ore stacked (kt)	5,721	5,367	6.6%
Gold grade stacked (g/t)	0.13	0.42	(68.3)%

Cost of sales (1)	$49,071	$54,541	(10.0)%
Cost of sales ($/oz gold sold) (1)	$1,331	$1,063	25.2%
Cash costs ($/oz gold sold) (2)	$1,333	$1,066	25.0%
AISC ($/oz gold sold) (2)	$1,430	$1,663	(14.0)%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Marigold. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Three months ended March 31, 2024 compared to three months ended March 31, 2023

Gold production decreased 33.3% due to lower grade ore stacked. Revenue decreased by $21.5 million or 21.9%, of which $27.4 million was the result of fewer gold ounces sold partially offset by a $5.9 million increase as a result of higher average realized gold price. Cost of sales decreased by $5.5 million, or 10.0%, due to fewer gold ounces sold offset by higher mining costs as a result of more waste tonnes mined. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 25.2% and 25.0%, respectively, due to more lower grade ore stacked and a higher strip ratio. AISC per ounce of gold sold decreased 14.0% as a result of lower sustaining capital expenditures compared to the three months ended March 31, 2023, which reflected the purchase of two haul trucks.

Seabee, Canada

	Three Months Ended March 31,
Operating Data	2024	2023	Change (%)
Gold produced (oz)	23,773	15,768	50.8%
Gold sold (oz)	28,450	16,800	69.3%
Average realized gold price ($/oz sold)	$2,070	$1,910	8.4%

Ore mined (kt)	104	99	4.9%

Ore milled (kt)	115	112	2.3%
Gold mill feed grade (g/t)	6.51	4.60	41.6%
Gold recovery (%)	96.4	96.1	0.3%

Cost of sales (1)	$24,433	$23,265	5.0%
Cost of sales ($/oz gold sold) (1)	$859	$1,385	(38.0)%
Cash costs ($/oz gold sold) (2)	$859	$1,386	(38.0)%
AISC ($/oz gold sold) (2)	$1,416	$2,207	(35.8)%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Seabee. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Three months ended March 31, 2024 compared to three months ended March 31, 2023

Gold production increased 50.8% due to higher mill feed grade. Gold sold exceeded gold production due to the timing of sales of finished goods inventory. Revenue increased by $27.0 million, or 84.2%, of which $22.2 million was a result of more gold ounces sold and $4.6 million was a result of higher average realized gold price. Cost of sales increased by $1.2 million, or 5.0%, as a result of more ore tonnes milled and more gold ounces sold. Cost of sales per ounce of gold sold, cash costs per ounce of gold sold, and AISC per ounces of gold sold decreased 38.0%, 38.0%, and 35.8%, respectively, due to higher grade ore milled.

Puna, Argentina

	Three Months Ended March 31,
Operating Data	2024	2023	Change (%)
Silver produced ('000 oz)	1,915	2,015	(5.0)%
Silver sold ('000 oz)	1,659	2,382	(30.4)%
Lead produced ('000 lb)	9,998	11,361	(12.0)%
Lead sold ('000 lb)	8,666	13,370	(35.2)%
Zinc produced ('000 lb)	1,217	2,480	(50.9)%
Zinc sold ('000 lb)	510	3,687	(86.2)%
Gold equivalent sold (oz) (1)	18,704	28,446	(34.2)%
Average realized silver price ($/oz)	$22.18	$23.38	(5.1)%

Ore mined (kt)	263	349	(24.6)%
Waste removed (kt)	1,510	1,984	(23.9)%
Total material mined (kt)	1,773	2,333	(24.0)%

Ore milled (kt)	417	415	0.5%
Silver mill feed grade (g/t)	148.51	157.35	(5.6)%
Lead mill feed grade (%)	1.16	1.32	(11.9)%
Zinc mill feed grade (%)	0.27	0.44	(38.8)%
Silver recovery (%)	96.2	96.0	0.2%
Lead recovery (%)	93.9	94.4	(0.6)%
Zinc recovery (%)	49.2	62.0	(20.7)%

Cost of sales (2)	$27,974	$46,845	(40.3)%
Cost of sales ($/oz silver sold) (2)	$16.87	$19.67	(14.3)%
Cost of sales ($/oz gold equivalent sold) (1, 2)	$1,496	$1,647	(9.2)%
Cash costs ($/oz silver sold) (3)	$12.29	$14.41	(14.7)%
Cash costs ($/oz gold equivalent sold) (1, 3)	$1,090	$1,207	(9.7)%
AISC ($/oz silver sold) (3)	$15.61	$16.40	(4.8)%
AISC ($/oz gold equivalent sold) (1, 3)	$1,385	$1,373	0.9%
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

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Silver production decreased 5.0% due to lower grade ore milled. Silver sold decreased 30.4% due to the timing of sales attributable to transportation delays at the end of 2022, which resulted in a build up of finished goods inventory that was subsequently sold in the first quarter of 2023. During the three months ended Revenue decreased by $28.0 million, or 37.9%, of which $25.5 million was the result of lower volume of concentrate sold and $2.4 million was the result of lower average realized silver and lead price. Cost of sales decreased by $18.9 million, or 40.3%, as a result of lower fuel costs, freight charges, and export duties as well as fewer silver ounces sold. Cost of sales per ounce of silver sold and cash costs per ounce of silver sold decreased by 14.3% and 14.7%, respectively, due to the decrease in cost of sales discussed above. AISC per ounce of silver sold decreased 4.8% due to lower cash costs per silver ounce and a reduction in by-product credits from lower lead and zinc sales.

Liquidity and Capital Resources
The Company continues to analyze its liquidity position subsequent to the Çöpler Incident, taking into consideration its available cash and cash equivalents; expected revenues and operating and capital expenditures for the Company’s other three mines; potential penalties and fines, restitution, and legal obligations; estimates of reclamation and remediation related costs; and care and maintenance expenditures at Çöpler over the next twelve months. As of March 31, 2024, the Company had $467.0 million of cash and cash equivalents, and the Company has no borrowings outstanding on the Second Amended Credit Agreement at this time. Each of the Company’s three other mines operate independently and are not dependent on cash flows or operational synergies associated with Çöpler. Based on this analysis, the Company believes that its current liquidity position is sufficient to sustain the operational needs for the Company’s three other mines, as well as satisfy reclamation and remediation related costs, monitoring and care and maintenance efforts at Çöpler, for the next twelve months without needing to borrow under its Second Amended Credit Agreement. The Company may still elect to borrow under the Second Amended Credit Agreement or seek alternate sources of capital for any liquidity needs. All debts, liabilities and obligations under the Second Amended Credit Agreement are guaranteed by the Company’s material subsidiaries and secured by certain of the Company’s assets and material subsidiaries and pledges of the securities of the Company’s material subsidiaries, but does not include the Çöpler assets and subsidiaries and other Alacer entities.
To borrow under the Second Amended Credit Agreement, the Company will be required to satisfy certain financial ratios related to interest coverage and net leverage and make certain representations and warranties on a quarterly basis, including assessing financial ratios over a twelve-month period. Subject to the timing of any borrowings we may make under the Second Amended Credit Agreement, if any, we may be required to seek an amendment from the lenders to permit borrowings if we cannot meet the financial ratios or other requirements due to lower cash flows resulting from the Çöpler Incident or otherwise.
The Company manages its liquidity risk through planning, budgeting and forecasting process, which is reviewed and updated on a regular basis, to help determine the funding requirements to support its current operations, expansion and development plans, and by managing its capital structure.
Cash and Cash Equivalents

At March 31, 2024, the Company had $467.0 million of cash and cash equivalents, a decrease of $25.4 million from December 31, 2023, mainly due to cash used in the Company’s investing and financing activities and partially offset by cash flows generated by the Company's operations. The Company held $426.1 million of its cash and cash equivalents balance in USD. Additionally, the Company held cash and cash equivalents of $20.9 million, $12.8 million and $6.7 million in ARS, CAD and TRY, respectively.
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
Refer to Note 15 to the Condensed Consolidated Financial Statements for further details.
Cash Dividends
Following the Çöpler Incident, the Board of the Directors of the Company has suspended dividends. The Company does not know at this time when it may resume dividends. During the three months ended March 31, 2024, the Company declared no dividends.
During the three months ended March 31, 2023, the Company declared quarterly cash dividends of $0.07 per common share for total dividends of $14.4 million.
Share Repurchase Plan / Normal Course Issuer Bid
During the three months ended March 31, 2024, and prior to the Çöpler Incident, the Company purchased 1,117,100 of its outstanding common shares at an average share price of $8.79 per share for total consideration of $9.8 million. During the three months ended March 31, 2023, the Company purchased 348,171 of its outstanding common shares at an average share price of $14.92 per share for total consideration of $5.1 million.
The Board of Directors had authorized a new NCIB (the “2023 NCIB”) on June 16, 2023, to repurchase up to an aggregate of 10,200,000 common shares on the Nasdaq, the TSX and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules. On November 27, 2023, in connection with the 2023 NCIB, the Company entered into an automatic share purchase plan with its broker to allow for the repurchase of shares at times when the Company ordinarily would not be active in the market due to regulatory restrictions and customary self-imposed blackout periods. Following the Çöpler Incident, the Company terminated its automatic share purchase plan effective March 1, 2024. The Company does not know at this time when it may resume share repurchases.
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

Cash Flows
The following table summarizes the Company's cash flow activity for three months ended March 31:

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$24,631	$2,967
Cash used in investing activities	(36,778)	(51,881)
Cash used in financing activities	(10,820)	(38,189)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,415)	(6,191)
Increase (decrease) in cash, cash equivalents and restricted cash	(25,382)	(93,294)
Cash, cash equivalents, and restricted cash, beginning of period	492,494	689,106
Cash, cash equivalents, and restricted cash, end of period	$467,112	$595,812
Cash provided by operating activities
For the three months ended March 31, 2024, cash provided by operating activities was $24.6 million compared to $3.0 million for the three months ended March 31, 2023. The increase in cash provided by operating activities is mainly due to a favorable working capital change and a 8.4% higher average realized gold in 2024 as compared to 2023, offset by a 29.2% decrease in gold ounces sold.
Cash used in investing activities
For the three months ended March 31, 2024, cash used in investing activities was $36.8 million compared to $51.9 million for the three months ended March 31, 2023. The decrease of $15.1 million of cash used in investing activities is mainly due to lower capital expenditures of $25.2 million. This was partially offset by a $6.3 million increase in purchases of marketable securities and a $4.1 million decrease in proceeds from marketable securities.
Cash used in financing activities
For the three months ended March 31, 2024, cash used in financing activities was $10.8 million compared to $38.2 million for the same period in 2023. The decrease in cash used in financing activities was mainly due lower cash payments for debt in the amount of $17.8 million and lower dividends paid in the amount of $14.4 million, partially offset by an increase in the purchases and cancellation of common shares in the amount of $4.6 million.
Contractual Obligations
As of March 31, 2024, there have been no material changes in the Company’s contractual obligations since December 31, 2023 to the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in the Annual Report on Form 10-K for information regarding the Company’s contractual obligations.

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
Non-GAAP Measure - Cash Costs and AISC
Cash Costs and All-In Sustaining Costs (“AISC”) per payable ounce of gold and respective unit cost measures are non-U.S. GAAP metrics developed by the World Gold Council to provide transparency into the costs associated with producing gold and provide a standard for comparison across the industry. The World Gold Council is a market development organization for the gold industry.
The Company uses cash costs per ounce of precious metals sold to monitor its operating performance internally. The most directly comparable measure prepared in accordance with GAAP is Cost of sales. The Company believes this measure provides investors and analysts with useful information about its underlying cash costs of operations and the impact of by-product credits on its cost structure. The Company also believes it is a relevant metric used to understand its operating profitability. When deriving the cost of sales associated with an ounce of precious metal, the Company includes by-product credits, which allows management and other stakeholders to assess the net costs of gold and silver production.
AISC includes total Cost of sales incurred at the Company’s mining operations, which forms the basis of cash costs. Additionally, the Company includes sustaining capital expenditures, sustaining mine-site exploration and evaluation costs, reclamation cost accretion and amortization, and general and administrative expenses. This measure seeks to reflect the ongoing cost of gold and silver production from current operations; therefore, growth capital is excluded. The Company determines sustaining capital to be capital expenditures that are necessary to maintain current production and execute the current mine plan. The Company determines growth capital to be those payments used to develop new operations or related to projects at existing operations where those projects will materially benefit the operation.
The Company believes that AISC provides additional information to management and stakeholders that provides visibility to better define the total costs associated with production and better understanding of the economics of the Company's operations and performance compared to other producers.
In deriving the number of ounces of precious metal sold, the Company considers the physical ounces available for sale after the treatment and refining process, commonly referred to as payable metal, as this is what is sold to third parties.

The following tables provide a reconciliation of cost of sales to cash costs and AISC:

	Three Months Ended March 31, 2024
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP) (1)	$24,423	$49,071	$24,433	$27,974	$—	$125,901
By-product credits	(345)	(1)	(25)	(9,065)	—	(9,436)
Treatment and refining charges	351	73	35	1,482	—	1,941
Cash costs (non-GAAP)	24,429	49,143	24,443	20,391	—	118,406
Sustaining capital expenditures	5,088	2,305	14,905	3,359	—	25,657
Sustaining exploration and evaluation expense	—	354	—	—	—	354
Care and maintenance (4)	7,678	—	—	—	—	7,678
Reclamation cost accretion and amortization	485	935	927	2,148	—	4,495
General and administrative expense and stock-based compensation expense	—	—	—	—	12,861	12,861
Total AISC (non-GAAP)	$37,680	$52,737	$40,275	$25,898	$12,861	$169,451

Gold sold (oz)	23,960	36,869	28,450	—	—	89,279
Silver sold (oz)	—	—	—	1,658,621	—	1,658,621
Gold equivalent sold (oz) (2)(3)	23,960	36,869	28,450	18,704	—	107,983

Cost of sales per gold equivalent ounce sold (1)(2)	$1,019	$1,331	$859	$1,496	N/A	$1,166
Cash cost per gold ounce sold	$1,020	$1,333	$859	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$12.29	N/A	N/A
Cash cost per gold equivalent ounce sold (2)	$1,020	$1,333	$859	$1,090	N/A	$1,097
AISC per gold ounce sold	$1,573	$1,430	$1,416	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$15.61	N/A	N/A
AISC per gold equivalent ounce sold (1)(2)	$1,573	$1,430	$1,416	$1,385	N/A	$1,569
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
(4)Care and maintenance expense only includes direct costs not associated with environmental reclamation and remediation costs, as depreciation is not included in the calculation of AISC.

	Three Months Ended March 31, 2023
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP) (1)	$74,646	$54,541	$23,265	$46,845	—	$199,297
By-product credits	(867)	(36)	(10)	(18,014)	—	(18,927)
Treatment and refining charges	—	183	30	5,498	—	5,711
Cash costs (non-GAAP)	73,779	54,688	23,285	34,329	—	186,081
Sustaining capital expenditures	6,703	29,016	13,135	2,829	—	51,683
Sustaining exploration and evaluation expense	761	960	—	1,071	—	2,792
Reclamation cost accretion and amortization	427	646	655	765	—	2,493
General and administrative expense and stock-based compensation expense	736	—	—	52	17,753	18,541
Total AISC (non-GAAP)	$82,406	$85,310	$37,075	$39,046	$17,753	$261,590

Gold sold (oz)	58,014	51,297	16,800	—	—	126,111
Silver sold (oz)	—	—	—	2,381,540	—	2,381,540
Gold equivalent sold (oz) (2)(3)	58,014	51,297	16,800	28,446	—	154,557

Cost of sales per gold equivalent ounce sold (1)(2)	$1,287	$1,063	$1,385	$1,647	N/A	$1,289
Cash cost per gold ounce sold	$1,272	$1,066	$1,386	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$14.41	N/A	N/A
Cash cost per gold equivalent ounce sold (2)	$1,272	$1,066	$1,386	$1,207	N/A	$1,204
AISC per gold ounce sold	$1,420	$1,663	$2,207	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$16.40	N/A	N/A
AISC per gold equivalent ounce sold (2)	$1,420	$1,663	$2,207	$1,373	N/A	$1,693
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

Non-GAAP Measure - Adjusted Attributable Net Income (Loss)
Adjusted attributable net income (loss) and adjusted attributable net income (loss) per share are used by management and investors to measure the Company’s underlying operating performance. The most directly comparable financial measures prepared in accordance with GAAP are Net income (loss) attributable to SSR Mining shareholders and Net income (loss) per share attributable to SSR Mining shareholders. Adjusted attributable net income (loss) is defined as net income (loss) adjusted to exclude the after-tax impact of specific items that are significant, but not reflective of the Company’s underlying operations, including impairment charges; and inflationary impacts on tax balances.
The following table provides a reconciliation of Net income (loss) attributable to SSR Mining shareholders to adjusted net income (loss) attributable to SSR Mining shareholders:

	Three Months Ended March 31,
(in thousands, except per share)	2024	2023
Net income (loss) attributable to SSR Mining shareholders (GAAP)	$(287,082)	$29,813
Interest saving on 2019 Notes, net of tax	—	1,221
Net income (loss) used in the calculation of diluted net income per share	$(287,082)	$31,034

Weighted-average shares used in the calculation of net income
Basic	202,355	206,778
Diluted	202,355	219,403

Net income (loss) per share attributable to SSR Mining shareholders (GAAP)
Basic	$(1.42)	$0.14
Diluted	$(1.42)	$0.14

Adjustments:
Effects of the Çöpler Incident (1)	321,954	—
Change in fair value of marketable securities	(2,817)	(1,866)
Loss (gain) on sale of mineral properties, plant and equipment	—	240
Income tax impact related to above adjustments	448	139
Inflationary impacts on tax balances	(9,993)	(9,153)
Other tax adjustments (2)	—	2,101
Adjusted net income (loss) attributable to SSR Mining shareholders (Non-GAAP)	$22,510	$21,274

Adjusted net income (loss) per share attributable to SSR Mining shareholders (Non-GAAP)
Basic	$0.11	$0.10
Diluted (3)	$0.11	$0.10
(1)The effects of the Çöpler Incident represent the following unusual and nonrecurring charges: (1) reclamation costs of $9.0 million and remediation costs of $209.3 million (amounts are presented net of pre-tax attributable to non-controlling interest of $50.1 million); (2) impairment charges of $91.4 million related to plans to permanently close the heap leach pad (amount is presented net of pre-tax attributable to non-controlling interest of $22.8 million); and (3) contingencies of $12.3 million (amount is presented net of pre-tax attributable to non-controlling interest of $3.0 million). Refer to Note 3 to the Condensed Consolidated Financial Statements for further details related to the impact of the Çöpler Incident.
(2)Represents charges related to a one-time tax imposed by Türkiye to fund earthquake recovery efforts, offset by a release of an uncertain tax position during the three months ended March 31, 2023.
(3)Adjusted net income (loss) per diluted share attributable to SSR Mining shareholders is calculated using diluted common shares, which are calculated in accordance with GAAP. For the three months ended March 31, 2024, $1.2 million interest saving on 2019 Notes, net of tax, and potentially dilutive shares of approximately 12.9 million were excluded from the computation of diluted loss per common share attributable to SSR Mining shareholders in the Condensed Consolidated Statement of Operations as they were antidilutive. These interest savings and shares were included in the computation of adjusted net income (loss) per diluted share attributable to SSR Mining shareholders for the three months ended March 31, 2024.

Non-GAAP Measure - Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and Adjusted EBITDA
EBITDA represents net income (loss) before interest, taxes, depreciation, and amortization. EBITDA is an indicator of the Company’s ability to generate liquidity by producing operating cash flow to fund working capital needs, service debt obligations, and fund capital expenditures.
Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation, and amortization, adjusted to exclude the impact of specific items that are significant, but not reflective of the Company’s underlying operations, including impairment charges.
The most directly comparable financial measure prepared in accordance with GAAP to EBITDA and Adjusted EBITDA is Net income (loss) attributable to SSR Mining shareholders.
The following is a reconciliation of Net income (loss) attributable to SSR Mining shareholders to EBITDA and adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income (loss) attributable to SSR Mining shareholders (GAAP)	$(287,082)	$29,813
Net income (loss) attributable to non-controlling interests	(71,080)	(809)
Depletion, depreciation and amortization	38,398	47,095
Interest expense	4,655	5,060
Income and mining tax expense (benefit)	(20,237)	2,788
EBITDA (non-GAAP)	(335,346)	83,947
Effects of the Çöpler Incident (1)	402,443	—
Change in fair value of marketable securities	(2,817)	(1,866)
Loss (gain) on sale of mineral properties, plant and equipment	—	240
Adjusted EBITDA (non-GAAP)	$64,280	$82,321
(1)The effects of the Çöpler Incident represent the following unusual and nonrecurring charges: (1) reclamation costs of $11.2 million and remediation costs of $261.7 million; (2) impairment charges of $114.2 million related to plans to permanently close the heap leach pad; and (3) contingencies of $15.3 million. Refer to Note 3 to the Condensed Consolidated Financial Statements for further details related to the impact of the Çöpler Incident.

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
The following table provides a reconciliation of Cash provided by operating activities to free cash flow:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash provided by operating activities (GAAP)	$24,631	$2,967
Expenditures on mineral properties, plant and equipment	(34,035)	(59,242)
Free cash flow (non-GAAP)	$(9,404)	$(56,275)

Critical Accounting Estimates
Refer to the Company’s Management’s Discussion and Analysis of Critical Accounting Estimates included in Part II of Form 10-K.
New Accounting Pronouncements
For a discussion of Recently Issued Accounting Pronouncements, see Note 2 of the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks during the three month period ended March 31, 2024.
For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7A of the Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Management assessed the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon its assessment, Management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
As of January 1, 2024, the Company’s management implemented a new enterprise resource planning (“ERP”) system, SAP, as part our plan to enhance functionality and to support our existing and future operations. As a result of this implementation, certain internal controls over financial reporting have been modified or implemented to address the new control environment associated with this ERP system. Other than the implementation of this ERP system, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
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
On March 18, 2024 and March 22, 2024, two related putative securities class actions, Karam Akhras v. SSR Mining Inc., et. al., Case No. 24-cv-00739 and Eric Lindemann v. SSR Mining Inc., et. al., Case No. 24-cv-00808, were filed in the United States District Court for the District of Colorado (collectively, the “US Securities Actions”). The US Securities Actions assert claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against the Company, as well as certain of its current and former members of management (the “Individual Defendants”, and together with the Company, the “Defendants”) and for alleged violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaints allege that certain public statements made by the Defendants were rendered materially false and misleading with respect to, among other things, the adequacy of the Company’s internal controls relating to its safety practices and operational integrity at its Çöpler mining facility in Türkiye.
Additionally, two putative securities class actions, Glenna Padley v. SSR Mining Inc., et. al. and Abdurrazag Mutat v. SSR Mining Inc., et al., were filed on March 27, 2024 and April 23, 2024, respectively, in the Supreme Court of British Columbia (the “BC Actions”). Two additional putative securities class actions, Chao Liang v. SSR Mining Inc., et. al. and Michael Jones v. SSR Mining., et. al., were filed on April 5, 2024 and May 1, 2024, respectively, in the Ontario Superior Court of Justice (together with the BC Actions, the “Canadian Securities Actions”). The Canadian Securities Actions assert claims for alleged misrepresentations by the Defendants at common law and in contravention of applicable Provincial securities law disclosure obligations.
The US Securities Actions and Canadian Securities Actions seek unspecified compensatory damages on behalf of the putative class members. The Company, along with the Individual Defendants, are defending themselves against these claims.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item IA., “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The risks described in the Annual Report and herein are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that is deemed to be immaterial may also materially adversely affect the business, financial condition, cash flows and/or future results.
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
Following the Çöpler Incident, the Company delivered notice to its designated broker to terminate its automatic share purchase plan effective March 1, 2024 and the Company ceased all share repurchases under the 2023 NCIB. The Company does not know at this time when it may resume share repurchases.
The following table summarizes purchases by the Company, or an affiliated purchaser, of the Company’s equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2024, prior to the Çöpler Incident:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 - January 31	553,300	$10.16	1,493,162	8,706,838
February 1 - February 29	563,800	$7.04	2,056,962	8,143,038
March 1 - March 31	-	-	2,056,962	8,143,038
(1)The total number of shares purchased (and the average price paid per share) reflects shares purchased pursuant to the 2023 NCIB. No shares were purchased in the quarter ended March 31, 2024 pursuant to the 2023 NCIB.
(2)The Company's Board of Directors previously authorized the 2023 NCIB, under which the Company is authorized to repurchase up to 10,200,000 common shares during the period commencing June 20, 2023 and ending on June 19, 2024.

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
On September 28, 2023, Rod Antal, the Company’s Executive Chairman, adopted a Rule 10b5-1 trading arrangement for the sale of up to 200,000 common shares, which was originally scheduled to expire on December 31, 2024. Following the Çöpler Incident, Mr. Antal terminated this 10b5-1 trading arrangement on March 18, 2024.
On September 28, 2023, Michael Sparks, the Company’s Executive Vice President, Chief Legal and Administrative Officer, adopted a Rule 10b5-1 trading arrangement for the sale and donation of up to 37,000 common shares, which was originally scheduled to expire on December 31, 2024. Following the Çöpler Incident, Mr. Sparks terminated this 19b5-1 trading arrangement on February 20, 2024.
On September 29, 2023, F. Edward Farid, the Company’s Executive Vice President, Chief Corporate Development Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 27,500 common shares, which was originally scheduled to expire on December 31, 2024. Following the Çöpler Incident, Mr. Farid terminated this 10b5-1 trading arrangement on February 20, 2024.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number
10.1 +*	Separation Agreement and Release, dated as of March 5, 2024, between Alison White and SSR Management Inc.
10.2 +*	Amendment to Employment Agreement, made effective as of March 7, 2024, between SSR Mining Inc., and F. Edward Farid.
10.3 +*	Amendment to Employment Agreement, made effective as of March 7, 2024, between SSR Management Inc., and Michael J. Sparks.
31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95 +	Mine Safety Information Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
101	101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE	XBRL Instance - XBRL tags are embedded within the Inline XBRL document
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

SSR MINING INC. Registrant
Date: May 8, 2024	/s/ Michael J. Sparks
Name: Michael J. Sparks Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2024	/s/ Russell Farnsworth
Name: Russell Farnsworth Title: Vice President, Controller (Principal Accounting Officer)