Form 10-Q
period 2024-06-30
SSR MINING INC.
filed 2024-07-31
CIK 921638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
  ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes    ☒ No
There were 202,096,083 common shares outstanding on June 30, 2024.

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
Our primary focus following the Çöpler Incident was the recovery and return of our lost colleagues to their families. As of June 10, 2024, the nine individuals who were lost as a result of the Çöpler Incident were recovered.
The Company, in partnership with the Turkish authorities, has also been progressing on containment and remediation efforts. All of the necessary containment infrastructure, including the grout curtain, coffer dam, and buttress, as well as pumping systems and the Sabırlı Creek diversion, is successfully in place. Additionally, SSR Mining currently expects to complete the removal of all displaced heap leach material resulting from the Çöpler Incident from the Sabırlı Valley into temporary storage locations by the end of the third quarter of 2024. To date, over 13 million tonnes of displaced heap leach material has been moved, including over 9 million tonnes from the Sabırlı Valley. As part of the remediation work, the heap leach pad will be permanently closed, and heap leach processing will no longer take place at Çöpler. The containment and remediation activities are expected to be implemented over a period of 24 to 36 months and are expected to cost between $250.0 to $300.0 million, including legal contingencies, material movement and construction costs. Public statements from the Turkish government have continued to affirm that there has been no recordable contamination to local soil, water or air in the sampling locations being monitored.
SSR Mining continues to work closely with the relevant authorities to secure the required permits for the east storage facility and for the restart of the Çöpler mine. Once all necessary regulatory approvals, including the environmental impact assessment and operating permits, are reinstated, it is anticipated that initial operations at Çöpler will consist of processing stockpiled ore through the sulfide plant while Çöpler’s mining team remains focused on completing the remediation work. As of the end of 2023, sulfide stockpiles contained approximately 706,000 ounces. SSR Mining expects the sulfide plant could process the stockpiles economically while the remediation work is completed.
In order to restart operations, the Company will, among other things, require the reinstatement of its existing environmental impact assessment, which was approved in 2021 (the “2021 EIA”) and necessary operating permits. In November 2021, prior to the Çöpler Incident, a legal challenge was filed against the 2021 EIA. The legal challenge to the 2021 EIA was pending at the time of the Çöpler Incident and is still under consideration in a local Turkish court. Challenges against Environmental Impact Assessments are not uncommon in Türkiye and the Company has successfully defended a number of similar challenges in the past. The plaintiff’s claim against the 2021 EIA focuses on an administrative issue around the technical sufficiency of the original 2021 EIA approval decision. The Company successfully defended the case at the lower court and the plaintiffs appealed the decision. Despite there being no negative findings in the original expert report used to support the original 2021 EIA approval, on appeal, the case was remanded back to the lower court ordering additional expert analysis. The additional experts conducted a site visit in December 2023 and delivered their report after the Çöpler Incident. The report contained several negative findings. The Company disagrees with these findings, including certain findings that appear to be outside the scope of the Environmental Impact Assessment legislation. The Company has filed a legal objection to the second expert report and the ruling of the court is still pending.
If the 2021 EIA is cancelled, the operating guidelines at Çöpler will revert to those outlined in the Company’s prior Environmental Impact Assessment, which was issued in 2014 (the “2014 EIA”). Among other operating considerations, the 2014 EIA prescribes a lower throughput rate for the sulfide plant operations of 6,000 tonnes per day, as compared to 9,000 tonnes per day under the 2021 EIA. SSR Mining expects the sulfide plant could process the stockpiles economically under the parameters of the 2014 EIA in the short term.
At this time, we are not able to estimate or predict the outcome of the challenge to the 2021 EIA, or when and under what conditions we will resume operations at Çöpler. Additionally, SSR Mining cannot, at this time, assess the entire scope of the impact of operating under the 2014 EIA, if that becomes necessary.

The investigations into the cause of the Çöpler Incident continue and we are cooperating fully with the relevant authorities in Türkiye. The Company has commissioned independent third parties to review the design, construction and operation of the heap leach pad. Although the review is ongoing, to date, these reviews have not identified any material non-conformance with the construction or operation of the heap leach pad relative to the third-party engineered design parameters.
For additional information on the Çöpler Incident, including a discussion of the associated risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 27, 2024, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 8, 2024, and the information provided herein.

SECOND QUARTER 2024 SUMMARY (United States dollars, except per share, per ounce and per pound amounts): (1)
•Operating results: Second quarter 2024 production was 76,102 gold equivalent ounces at cost of sales of $1,357 per payable ounce and all-in sustaining costs (“AISC”) of $2,116 per payable ounce. During the second quarter of 2024, operations at Çöpler remained suspended following the February 13, 2024 incident. For the first half of 2024, the Company produced 177,691 gold equivalent ounces at a consolidated cost of sales of $1,244 per ounce and AISC of $1,789 per ounce. First half 2024 production from Marigold, Seabee and Puna was 155,864 gold equivalent ounces.
•Financial results: Net income attributable to SSR Mining shareholders in the second quarter of 2024 was $9.7 million, or $0.05 per diluted share, including $30.6 million in care and maintenance costs incurred at Çöpler. Adjusted net income attributable to SSR Mining shareholders in the second quarter of 2024 was $7.5 million, or 0.04 per diluted share, after adjusting for the change in fair value of marketable securities and other tax impacts. In the second quarter of 2024, operating cash flow was $(78.1) million and free cash flow was $(116.3) million.
•Cash and liquidity position: As of June 30, 2024, the Company had a cash and cash equivalent balance of $358.3 million and available borrowings of $399.6 million under its revolving credit facility. At the end of the second quarter, the Company had no borrowings outstanding under the revolving credit facility, exclusive of de minimus letters of credit, and was in compliance with its covenants.
•Completed the sale of the non-core San Luis project: On May 23, 2024, the Company announced that it had closed the sale of the San Luis project to Highlander Silver Corp. (“Highlander Silver”) following the receipt of all required regulatory approvals and satisfaction of all closing conditions. As consideration for the sale, SSR Mining received $5.0 million in cash. SSR Mining may also receive up to $37.5 million in contingent payments payable in cash. A 4.0% net smelter return (“NSR”) royalty on the project was also issued to SSR Mining concurrently with closing of the transaction.
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

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SSR Mining Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$184,841	$301,026	$415,075	$615,640
Operating costs and expenses:
Cost of sales (1)	96,582	170,640	222,483	369,937
Depreciation, depletion, and amortization	23,011	44,641	61,409	91,736
General and administrative expense	13,452	16,291	26,313	34,832
Exploration and evaluation	11,255	13,975	21,486	24,500
Reclamation and remediation costs	2,414	2,173	277,732	4,346
Impairment charges	—	—	114,230	—
Care and maintenance	30,556	—	44,965	—
Other operating expense (income), net	(3,149)	377	12,161	375
Operating income (loss)	10,720	52,929	(365,704)	89,914
Other income (expense):
Interest expense	(2,105)	(4,959)	(6,760)	(10,019)
Other income (expense)	4,968	12,369	8,735	25,421
Foreign exchange gain (loss)	876	(21,176)	(37)	(34,361)
Total other income (expense)	3,739	(13,766)	1,938	(18,959)
Income (loss) before income and mining taxes	14,459	39,163	(363,766)	70,955
Income and mining tax benefit (expense)	(11,727)	83,388	8,510	80,600
Equity income (loss) of affiliates	(268)	(175)	(442)	(175)
Net income (loss)	2,464	122,376	(355,698)	151,380
Net loss (income) attributable to non-controlling interest	7,229	(47,510)	78,309	(46,701)
Net income (loss) attributable to SSR Mining shareholders	$9,693	$74,866	$(277,389)	$104,679

Net income (loss) per share attributable to SSR Mining shareholders
Basic	$0.05	$0.37	$(1.37)	$0.51
Diluted	$0.05	$0.35	$(1.37)	$0.49
(1) Excludes depreciation, depletion, and amortization.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income (loss)	$(355,698)	$151,380
Adjustments for:
Depreciation, depletion, and amortization	61,409	91,736
Reclamation and remediation costs	200,522	4,346
Deferred income taxes	(26,511)	(90,599)
Stock-based compensation	(2,974)	3,521
Equity (income) loss of affiliates	442	175
Change in fair value of marketable securities	(6,419)	(1,120)
Non-cash fair value adjustment on acquired inventories	2,830	10,736
Loss (gain) on sale and disposal of assets, net	(5,599)	1,050
Impairment charges	114,230	—
Change in fair value of deferred consideration	(1,536)	2,025
Loss (gain) on foreign exchange	6,499	21,034
Non-cash care and maintenance	20,003	—
Other operating activities	1,966	850
Net change in operating assets and liabilities	(62,665)	(111,824)
Net cash provided by (used in) operating activities	(53,501)	83,310

Investing activities
Additions to mineral properties, plant and equipment	(72,211)	(117,177)
Acquisitions, net (1)	—	(119,925)
Purchases of marketable securities	(9,626)	(2,484)
Net proceeds from sale of marketable securities	8,747	7,845
Proceeds from sale of mineral properties, plant and equipment	4,853	—
Contributions to equity method investments	(225)	—
Net cash used in investing activities	(68,462)	(231,741)

Financing activities
Repayment of debt, principal	(920)	(35,336)
Advance from non-controlling interest	3,415	—
Repurchase of common shares	(9,825)	(45,305)
Proceeds from exercise of stock options	—	208
Principal payments on finance leases	(2,002)	(1,913)
Dividends paid	—	(28,788)
Net cash used in financing activities	(9,332)	(111,134)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,791)	(16,738)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(134,086)	(276,303)
Cash, cash equivalents, and restricted cash beginning of period	492,494	689,106
Cash, cash equivalents, and restricted cash end of period	$358,408	$412,803

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$358,307	$379,243
Restricted cash	101	33,560
Total cash, cash equivalents, and restricted cash	$358,408	$412,803
(1) Acquisitions, net for the six months ended June 30, 2023 is comprised of $120.0 million cash paid in the acquisition of Hod Maden Project, net of cash and cash equivalents acquired.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$358,307	$492,393
Marketable securities	26,073	20,944
Trade and other receivables	110,842	142,180
Inventories	507,706	515,143
Restricted cash	101	101
Prepaids and other current assets	18,909	25,715
Total current assets	1,021,938	1,196,476

Mineral properties, plant and equipment, net	3,813,637	3,872,886
Inventories	238,954	219,808
Deferred income tax assets	24,547	22,307
Other non-current assets	76,478	74,296
Total assets (1)	$5,175,554	$5,385,773

LIABILITIES
Accounts payable	$23,892	$37,095
Accrued liabilities and other	116,437	124,639
Reclamation and remediation liabilities	143,537	3,364
Finance lease liabilities	4,685	4,555
Current portion of debt	—	920
Total current liabilities	288,551	170,573

Debt	228,040	227,516
Finance lease liabilities	83,805	86,141
Reclamation and remediation liabilities	229,966	170,455
Deferred income tax liabilities	339,581	363,852
Other non-current liabilities	64,469	63,033
Total liabilities (1)	1,234,412	1,081,570

EQUITY
Common shares – unlimited authorized common shares with no par value; 202,096 and 202,952 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2,991,075	3,005,015
Retained earnings (deficit)	97,253	368,065
SSR Mining’s shareholders’ equity	3,088,328	3,373,080
Non-controlling interest	852,814	931,123
Total equity	3,941,142	4,304,203
Total liabilities and equity	$5,175,554	$5,385,773
(1) The consolidated assets as of June 30, 2024 and December 31, 2023 include $3,432.1 million and $3,593.5 million, respectively, of assets of variable interest entities (“VIEs”) that can only be used to settle the obligations of the VIEs. As of June 30, 2024 and December 31, 2023, the assets include Cash and cash equivalents of $7.1 million and $42.8 million, respectively; Trade and other receivables of $16.7 million and $30.8 million, respectively; Inventories, current of $77.4 million and $165.2 million, respectively; Prepaids and other current assets of $5.7 million and $8.7 million, respectively; Mineral properties, plant and equipment, net of $3,084.7 million and $3,126.2 million, respectively; Inventories, non-current of $239.0 million and $218.1 million, respectively; and Other non-current assets of $1.5 million and $1.7 million, respectively. The consolidated liabilities as of June 30, 2024 and December 31, 2023 include $584.3 million and $418.6 million, respectively, of liabilities of VIEs whose creditors have no recourse to the Company. As of June 30, 2024 and December 31, 2023, the liabilities include Accounts payable of $2.3 million and $17.8 million, respectively; Accrued liabilities and other of $37.5 million and $32.8 million, respectively; Reclamation and remediation liabilities, current of $142.4 million and $1.8 million, respectively; Finance lease liabilities, non-current of $83.8 million and $86.2 million, respectively; Reclamation and remediation liabilities, non-current of $92.6 million and $36.8 million, respectively; Deferred income tax liabilities of $212.1 million and $232.9 million, respectively; and Other non-current liabilities of $13.6 million and $10.3 million, respectively.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Common shares
	Number of shares	Amount	Retained earnings (accumulated deficit)	Total equity attributable to SSR Mining shareholders	Non-controlling interest	Total equity
Balance as of December 31, 2023	202,952	$3,005,015	$368,065	$3,373,080	$931,123	$4,304,203
Repurchase of common shares	(1,117)	(16,402)	6,577	(9,825)	—	(9,825)
Settlement of restricted share units (RSUs)	255	—	—	—	—	—
Equity-settled stock-based compensation	—	2,612	—	2,612	—	2,612
Net income (loss)	—	—	(287,082)	(287,082)	(71,080)	(358,162)
Balance as of March 31, 2024	202,090	$2,991,225	$87,560	$3,078,785	$860,043	$3,938,828
Settlement of RSUs	6	—	—	—	—	—
Equity-settled stock-based compensation	—	(150)	—	(150)	—	(150)
Net income (loss)	—	—	9,693	9,693	(7,229)	2,464
Balance as of June 30, 2024	202,096	$2,991,075	$97,253	$3,088,328	$852,814	$3,941,142

SSR Mining Inc.
Condensed Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Common shares
	Number of shares	Amount	Retained earnings (accumulated deficit)	Total equity attributable to SSR Mining shareholders	Non-controlling interest	Total equity
Balance as of December 31, 2022	206,653	$3,057,920	$521,817	$3,579,737	$546,462	$4,126,199
Repurchase of common shares	(348)	(5,111)	(86)	(5,197)	—	(5,197)
Exercise of stock options	17	216	—	216	—	216
Settlement of RSUs	198	—	—	—	—	—
Equity-settled stock-based compensation	—	2,037	—	2,037	—	2,037
Dividends declared to SSR Mining shareholders	—	—	(14,448)	(14,448)	—	(14,448)
Net income (loss)	—	—	29,813	29,813	(809)	29,004
Balance as of March 31, 2023	206,520	$3,055,062	$537,096	$3,592,158	$545,653	$4,137,811
Repurchase of common shares	(2,679)	(39,329)	(779)	(40,108)	—	(40,108)
Settlement of RSUs	30	—	—	—	—	—
Equity-settled stock-based compensation	—	1,111	—	1,111	—	1,111
Dividends paid to SSR Mining shareholders	—	—	(14,340)	(14,340)	—	(14,340)
Acquisition of non-controlling interest	—	—	—	—	404,878	404,878
Net income (loss)	—	—	74,866	74,866	47,510	122,376
Balance as of June 30, 2023	203,871	$3,016,844	$596,843	$3,613,687	$998,041	$4,611,728
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States. Therefore, this information should be read in conjunction with SSR Mining Inc.’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 27, 2024. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. The results for the three and six month periods ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
3.ÇÖPLER INCIDENT
On February 13, 2024, the Company suspended all operations at Çöpler as a result of the Çöpler Incident. The Company is not, at this time, able to estimate or predict when and under what conditions it will resume operations at Çöpler. During the suspension, Care and maintenance was recorded in the Statements of Operations which represents direct costs not associated with the environmental reclamation and remediation of $17.3 million and depreciation of $13.3 million for the three months ended June 30, 2024. For the six months ended June 30, 2024, the Company incurred direct costs not associated with the environmental reclamation and remediation of $25.0 million and depreciation of $20.0 million.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Reclamation and remediation liabilities
As of March 31, 2024, the Company estimated a preliminary cost range of $250.0 to $300.0 million for future reclamation and remediation costs related to the Çöpler Incident, in addition to the approximately $22.5 million incurred during the first quarter of 2024. The Company accrued approximately $250.0 million as of March 31, 2024, which represents the low end of the estimated cost range. The Company continues to evaluate the remediation costs; however, no adjustments were made to the total estimated reclamation and remediation costs during the second quarter of 2024.
Reclamation
During the first quarter of 2024, the Company recorded an $11.2 million revision to the reclamation liability to reflect changes in the timing and extent of the closure of the heap leach pad as a result of the Çöpler Incident. The revision was recorded in Reclamation and remediation costs in the Condensed Consolidated Statements of Operations.
Remediation
During the first quarter of 2024, the Company recorded a remediation liability of $261.7 million as a result of the Çöpler Incident. The remediation activities include movement of the debris out of the Sabırlı Valley and Manganese pit, sloping and stabilization of the heap leach pad in preparation for permanent closure, construction of a permanent storage facility for the debris, and management of surface and ground water in the Sabırlı Valley. The costs incurred and the remediation liability were recorded in Reclamation and remediation costs in the Condensed Consolidated Statements of Operations.
Changes in Reclamation and Remediation liabilities during the six months ended June 30, 2024 were as follows (in thousands):

2024
Balance as of January 1	$—
Initial estimate of reclamation and remediation costs	272,903
Payments	(22,466)
Balance as of March 31	250,437
Payments	(54,969)
Balance as of June 30	195,468
Less: current portion	(140,609)
Non-current reclamation and remediation liabilities	$54,859
Impairment charges
As a result of the Çöpler Incident, the Company plans to permanently close the heap leach pad; therefore, the Company fully impaired the heap leach pad inventory and related heap leach pad processing facilities. Accordingly, during the first quarter of 2024, the Company recorded non-cash impairment charges of $76.0 million related to Inventories and $38.2 million related to Mineral properties, plant and equipment, net, for a total non-cash impairment charge of $114.2 million. No impairment charges were recognized for the three months ended June 30, 2024 and 2023 or the six months ended June 30, 2023.
Contingencies and other legal matters
The Company may be subject to additional legal costs and expenses due to the Çöpler Incident. During the first quarter of 2024, the Company recorded $15.3 million of contingencies related to the Çöpler Incident in Other operating expense (income), net in the Condensed Consolidated Statements of Operations and Accrued liabilities and other in the Condensed Consolidated Balance Sheets. See Note 19 for additional information.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Changes in contingencies related to the Çöpler Incident during the six months ended June 30, 2024 were as follows (in thousands):

2024
Balance as of January 1	$—
Initial estimate of contingencies	15,310
Balance as of March 31	15,310
Payments	(2,711)
Balance as of June 30	$12,599
4.ACQUISITIONS AND DIVESTITURES
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
The Company determined that Artmin is a variable interest entity (“VIE”) for which it is the primary beneficiary and is consolidated under ASC 810 as the Company has the power to direct the significant activities and the right to receive benefits and obligation to absorb losses of Artmin. The assets of Artmin can only be used to settle the obligations of Artmin and not the obligations of the Company. The creditors of Artmin do not have recourse to the assets or general credit of the Company to satisfy its liabilities. The Company concluded that Artmin was not a business based on its assessment under ASC 805 and accounted for the acquisition as an initial consolidation of a VIE that is not a business under ASC 810. The Company incurred transaction costs of approximately $0.4 million in connection with the Transaction included in Other operating expense (income), net in the Condensed Consolidated Statements of Operations. The assets acquired are included in the Corporate and other operating segment.
During the three months ended June 30, 2024, Horizon advanced Artmin $3.5 million to help fund working capital. The loan is unsecured, bears interest at the credit default swap premium of Türkiye plus a fixed spread of 4.0% and matures on March 18, 2029. As of June 30, 2024, the balance of the loans was approximately $10.1 million and no repayments have been made. The liability is included in Other non-current liabilities in the Condensed Consolidated Balance Sheets.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Divestitures
Divestiture of San Luis
On May 23, 2024, the Company completed the sale of the San Luis project located in the Ancash department of central Peru to Highlander Silver Corp. (“Highlander Silver”) in exchange for cash of $5.0 million and contingent consideration in the form of cash payments of up to $37.5 million. The Company recognized a gain of $6.7 million included in Other operating expense (income), net in the Consolidated Statements of Operations, calculated as the difference between the fair value of consideration received and the carrying amount of the net assets sold. The fair value of the contingent consideration on the closing date was $2.4 million and is payable in five installments beginning with the commencement of an initial drilling program at the San Luis project and ending on the second anniversary of commercial production. The consideration received does not include certain payments that are contingent upon completion of a feasibility study and commercial production as the consideration is variable and constrained under ASC 606. The consideration will be recorded as a gain in the period in which it is probable that a significant reversal will not occur, which is expected upon advancement of the San Luis project and achievement of project development milestones. The assets were included in Corporate and other in Note 4. The Company retained a 4.0% net smelter return royalty (“NSR”) on the San Luis project, half of which can be repurchased by Highlander Silver for $15.0 million at any time until the commencement of construction.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5.OPERATING SEGMENTS
The Company currently has four producing mines which represent the Company’s reportable and operating segments. The results of operating segments are reviewed by the Company's chief operating decision maker ("CODM") to make decisions about resources to be allocated to the segments and to assess their performance. All operations at Çöpler ceased on February 13, 2024, following the Çöpler Incident.
The following tables provide a summary of financial information related to the Company's segments (in thousands):

	Three Months Ended June 30, 2024
	Çöpler	Marigold	Seabee	Puna	Segment Total	Corporate and other (1)	Consolidated
Revenue	$—	$60,873	$35,386	$88,582	$184,841	$—	$184,841
Cost of sales (2)	$—	$39,237	$17,275	$40,070	$96,582	$—	$96,582
Depreciation, depletion, and amortization	$—	$5,745	$9,477	$7,789	$23,011	$—	$23,011
Exploration and evaluation	$298	$3,971	$5,190	$665	$10,124	$1,131	$11,255
Care and maintenance expenses (3)	$30,556	$—	$—	$—	$30,556	$—	$30,556
Operating income (loss)	$(33,722)	$10,745	$3,104	$38,490	$18,617	$(7,897)	$10,720
Capital expenditures	$3,586	$13,096	$7,119	$3,550	$27,351	$8,982	$36,333
Total assets as of June 30, 2024	$2,736,138	$801,572	$411,838	$283,905	$4,233,453	$942,101	$5,175,554
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
(3)Care and maintenance expense represents direct costs not associated with the environmental reclamation and remediation costs of $17.3 million and depreciation of $13.3 million during the suspension of operations at Çöpler starting in the first quarter of 2024.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30, 2023
	Çöpler	Marigold	Seabee	Puna	Segment Total	Corporate and other (1)	Consolidated
Revenue	$97,856	$117,806	$30,058	$55,306	$301,026	$—	$301,026
Cost of sales (2)	$54,949	$63,965	$18,272	$33,454	$170,640	$—	$170,640
Depreciation, depletion, and amortization	$20,099	$9,982	$8,360	$6,200	$44,641	$—	$44,641
Exploration and evaluation	$1,312	$3,116	$5,275	$2,312	$12,015	$1,960	$13,975
Operating income (loss)	$19,744	$40,053	$(2,139)	$12,552	$70,210	$(17,281)	$52,929
Capital expenditures	$13,719	$33,677	$12,027	$1,901	$61,324	$—	$61,324
Total assets as of June 30, 2023	$3,261,738	$730,579	$521,586	$314,706	$4,828,609	$910,870	$5,739,479

(1)Corporate and other consists of business activities that are not included within the reportable segments and is provided for reconciliation purposes.
(2)Excludes depreciation, depletion, and amortization.

	Six Months Ended June 30, 2024
	Çöpler	Marigold	Seabee	Puna	Segment Total	Corporate and other (1)	Consolidated
Revenue	$48,571	$137,560	$94,513	$134,431	$415,075	$—	$415,075
Cost of sales (2)	$24,423	$88,308	$41,708	$68,044	$222,483	$—	$222,483
Depreciation, depletion, and amortization	$9,831	$13,184	$24,690	$13,704	$61,409	$—	$61,409
Exploration and evaluation	$1,072	$8,065	$8,736	$1,000	$18,873	$2,613	$21,486
Care and maintenance expenses (3)	$44,965	$—	$—	$—	$44,965	$—	$44,965
Operating income (loss)	$(437,524)	$26,096	$18,706	$49,253	$(343,469)	$(22,235)	$(365,704)
Capital expenditures	$10,127	$15,527	$22,892	$6,909	$55,455	$17,114	$72,569
Total assets as of June 30, 2024	$2,736,138	$801,572	$411,838	$283,905	$4,233,453	$942,101	$5,175,554
(1)Corporate and other consists of business activities that are not included within the reportable segments and is provided for reconciliation purposes.
(2)Excludes depreciation, depletion, and amortization.
(3)Care and maintenance expense represents direct costs not associated with the environmental reclamation and remediation costs of $25.0 million and depreciation of $20.0 million during the suspension of operations at Çöpler starting in the first quarter of 2024.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended June 30, 2023
	Çöpler	Marigold	Seabee	Puna	Segment Total	Corporate and other (1)	Consolidated
Revenue	$208,369	$215,974	$62,151	$129,146	$615,640	$—	$615,640
Cost of sales (2)	$129,595	$118,506	$41,537	$80,299	$369,937	$—	$369,937
Depreciation, depletion, and amortization	$42,750	$18,556	$17,347	$13,083	$91,736	$—	$91,736
Exploration and evaluation	$1,868	$6,194	$9,144	$3,406	$20,612	$3,888	$24,500
Operating income (loss)	$31,240	$71,337	$(6,457)	$30,775	$126,895	$(36,981)	$89,914
Capital expenditures	$23,788	$63,269	$20,472	$4,478	$112,007	$—	$112,007
Total assets as of June 30, 2023	$3,261,738	$730,579	$521,586	$314,706	$4,828,609	$910,870	$5,739,479

(1)Corporate and other consists of business activities that are not included within the reportable segments and provided for reconciliation purposes.
(2)Excludes depreciation, depletion, and amortization.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6.REVENUE
The following table represents revenues by product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gold doré sales
Çöpler	$—	$97,356	$48,226	$207,002
Marigold	60,835	117,769	137,498	215,900
Seabee	35,372	30,043	94,474	62,127
Concentrate sales
Puna	82,846	51,211	131,218	117,559
Other (1)
Çöpler	—	500	345	1,367
Marigold	38	37	62	74
Seabee	14	15	39	24
Puna	5,736	4,095	3,213	11,587
Total	$184,841	$301,026	$415,075	$615,640
(1)Other revenue includes changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.

Revenue by metal
Revenue by metal type are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gold	$96,207	$245,168	$280,198	$485,029
Silver	69,276	40,932	108,610	90,047
Lead	11,907	9,255	20,369	22,031
Zinc	1,663	1,024	2,239	5,481
Other (1)	5,788	4,647	3,659	13,052
Total	$184,841	$301,026	$415,075	$615,640
(1)Other revenue includes changes in the fair value of concentrate trade receivables due to fluctuations in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.
Provisional metal sales
At June 30, 2024, the Company had silver sales of 4.7 million ounces at an average price of $27.26 per ounce, lead sales of 24.0 million pounds at an average price of $0.97 per pound, and zinc sales of 1.9 million pounds at an average price of $1.26 per pound, subject to normal course final pricing over the next several months.
For the three months ended June 30, 2024 and 2023, the change in the fair value of the Company's embedded derivatives relating to provisional concentrate metal sales was an increase of $5.7 million and $4.1 million, respectively. For the six months ended June 30, 2024 and 2023, the change in the fair value of the Company's embedded derivatives relating to provisional concentrate metal sales was an increase of $3.2 million and $11.6 million, respectively. The changes in fair value have been recorded in Revenue.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7.INCOME AND MINING TAXES
The Company’s consolidated effective income tax rate was 2.3% for the first six months of 2024 compared to (113.6)% for the first six months of 2023. The primary drivers of the change in the effective rate were due to foreign currency fluctuations and changes in the valuation allowance. The Company’s statutory tax rate for the period is 27.0%. The effective rate differs from the statutory rate primarily due to foreign currency fluctuations and changes in the valuation allowance.
On June 19, 2024, Canada’s Bill C-69, Budget Implementation Act, 2024, No. 1, received third reading in the Canadian House of Commons and Pillar Two became substantively enacted for Canadian financial reporting purposes. The legislation is effective for the Company’s financial year beginning January 1, 2024. The Company has limited exposure to additional taxes under Pillar Two as most of its jurisdictions have an effective tax rate greater than the 15%. However, exposure does exist in Argentina where the Company anticipates additional taxes to be assessed in the range of $2.0 million to $10.0 million.
8.OTHER OPERATING EXPENSE (INCOME), NET
The following table includes the components of Other operating expense (income), net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss (gain) on sale and disposal of assets, net	$(5,599)	$—	$(5,599)	$—
Contingencies and expenses related to the Çöpler incident	2,363	—	17,673	—
Other	87	377	87	375
Total	$(3,149)	$377	$12,161	$375
9.OTHER INCOME (EXPENSE)
The following table includes the components of Other income (expense):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$3,505	$7,271	$9,801	$14,917
Gain (loss) on investments and on marketable security sales	7,055	6,550	8,232	11,402
Change in fair value of marketable securities	(3,602)	(746)	(6,419)	1,120
Other	(1,990)	(706)	(2,879)	(2,018)
Total	$4,968	$12,369	$8,735	$25,421
10.INCOME (LOSS) PER SHARE
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The calculations of basic and diluted net income (loss) per share attributable to SSR Mining shareholders are based on the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$2,464	$122,376	$(355,698)	$151,380
Net (income) loss attributable to non-controlling interest	7,229	(47,510)	78,309	(46,701)
Net income (loss) attributable to SSR Mining shareholders	9,693	74,866	(277,389)	104,679
Interest saving on 2019 Notes, net of tax	—	1,236	—	2,456
Net income (loss) used in the calculation of diluted net income per share	$9,693	$76,102	$(277,389)	$107,135

Weighted average number of common shares issued	202,133	204,680	202,244	205,723
Adjustments for dilutive instruments:
Restricted share units	274	16	—	13
2019 Notes	—	12,624	—	12,611
Diluted weighted average number of shares outstanding	202,407	217,320	202,244	218,347

Net income (loss) per share attributable to SSR Mining shareholders
Basic	$0.05	$0.37	$(1.37)	$0.51
Diluted	$0.05	$0.35	$(1.37)	$0.49
For the three months ended June 30, 2024, $1.2 million of interest saving on convertible notes, net of tax, and 13,210 common shares were excluded from the diluted income per common share calculation because the effect would be antidilutive.
For the six months ended June 30, 2024, $2.5 million of interest saving on convertible notes, net of tax, 13,339 common shares, and 417 restricted share units were excluded from the diluted income per common share calculation because the Company incurred a net loss and the effect would be antidilutive.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11.FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Refer to Note 12 to the audited consolidated financial statements in the Company’s 2023 Annual Report on Form 10-K for further information on the Company's assets and liabilities. The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring (at least annually) and nonrecurring basis by level within the fair value hierarchy (in thousands):

	Fair value at June 30, 2024
	Level 1 (1)	Level 2 (2)	Level 3	Total
Assets:
Cash	$358,307	$—	$—	$358,307
Restricted cash	101	—	—	101
Marketable securities	33,565	—	—	33,565
Trade receivables from provisional sales, net	—	57,825	—	57,825
Deferred consideration	—	—	25,127	25,127
	$391,973	$57,825	$25,127	$474,925
Liabilities:
Contingent consideration	$—	$—	$29,410	$29,410
Option liability - EMX shares (3)	—	1,474	—	1,474
	$—	$1,474	$29,410	$30,884
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
(3)The fair value of the option liability, which represents the option of the holder to acquire an EMX common share from SSR, was determined using the Black-Scholes model. The inputs to the Black-Scholes model as of June 30, 2024 included the EMX stock price of CAD $2.47 per share, exercise price of CAD $2.27 per unit, six-month maturity, one-year risk-free rate of 5.1%, and annualized volatility of 36.7%.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
(3)The fair value of the option liability, which represents the option of the holder to acquire an EMX common share from SSR, was determined using the Black-Scholes model. The inputs to the Black-Scholes model as of December 31, 2023 included the EMX stock price of CAD $2.19 per share, exercise price of CAD $2.27 per unit, one-year maturity, one-year risk-free rate of 4.82%, and annualized volatility of 34.09%.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Deferred and contingent consideration are included in Level 3 as certain assumptions used in the calculation of the fair value are not based on observable market data. The following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value using significant unobservable inputs (Level 3) in the consolidated financial statements (in thousands):

	Six Months Ended June 30,
	2024	2023
Deferred consideration assets:
Balance as of January 1	$21,213	$24,369
Revaluations	1,536	(1,551)
Additions	2,378	—
Collections	—	(474)
Balance as of June 30	$25,127	$22,344

	Six Months Ended June 30,
	2024	2023
Contingent consideration liabilities:
Balance as of January 1	$29,648	$—
Assumption of deferred consideration	—	28,600
Revaluations	(238)	—
Balance as of June 30	$29,410	$28,600
Fair values of financial assets and liabilities not already measured at fair value
The fair value of the 2019 Notes as compared to the carrying amounts were as follows (in thousands):

		June 30, 2024		December 31, 2023
	Level	Carrying amount	Fair value	Carrying amount	Fair value
2019 Notes (1)	1	$228,040	$205,213	$227,516	$216,545
(1)The fair value disclosed for the Company's 2019 Notes is included in Level 1 as the basis of valuation uses a quoted price in an active market.
12.TRADE AND OTHER RECEIVABLES
The components of Trade and other receivables are as follows (in thousands):

	June 30, 2024	December 31, 2023
Trade receivables	$61,329	$91,340
Value added tax receivables	27,798	30,554
Income tax receivable	1,045	3,172
Other taxes receivable	17,065	11,734
Other	3,605	5,380
Total	$110,842	$142,180
No provision for credit loss was recognized as of June 30, 2024 or December 31, 2023. All trade receivables are expected to be settled within twelve months.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
13.INVENTORIES
The components of Inventories are as follows (in thousands):

	June 30, 2024	December 31, 2023
Materials and supplies	$119,681	$104,217
Stockpiled ore	65,251	77,142
Leach pad inventory	290,129	305,271
Work-in-process	14,538	7,189
Finished goods	18,107	21,324
Total current inventories	507,706	515,143

Stockpiled ore	238,954	218,139
Materials and supplies	—	1,669
Total non-current inventories	$238,954	$219,808
No write-down of inventory was recognized during the three months ended June 30, 2024 and 2023.
During the six months ended June 30, 2024, following the Çöpler Incident, the Company recognized an impairment of leach pad inventory at Çöpler of $76.0 million classified as a component of Impairment charges. See Note 3 for further information relating to the impairment of inventories.
During the six months ended June 30, 2023, the Company recognized write-downs of leach pad inventory at Çöpler of $2.0 million, with $1.3 million classified as a component of Cost of sales and $0.7 million classified as a component of Depreciation, depletion and amortization in the Condensed Consolidated Statements of Operations.
14.MINERAL PROPERTIES, PLANT AND EQUIPMENT, NET
The components of Mineral properties, plant and equipment, net are as follows (in thousands):

	June 30, 2024	December 31, 2023
Plant and equipment (1)	$1,864,042	$1,889,634
Construction in process	103,726	86,304
Mineral properties subject to depletion	2,102,391	2,085,678
Mineral properties not yet subject to depletion	883,038	878,712
Exploration and evaluation assets	253,842	253,842
Total mineral properties, plant, and equipment	5,207,039	5,194,170
Accumulated depreciation, plant and equipment	(751,709)	(714,579)
Accumulated depletion, mineral properties	(641,693)	(606,705)
Mineral properties, plant, and equipment, net	$3,813,637	$3,872,886
(1)As of June 30, 2024 and December 31, 2023, plant and equipment includes finance lease right-of-use assets with a carrying amount of $82.2 million and $84.7 million, respectively.
No impairment was recognized for the three months ended June 30, 2024 and 2023.
During the six months ended June 30, 2024, the Company concluded that certain mineral properties, plant and equipment at Çöpler was impaired and recorded a non-cash impairment. See Note 3 for further details relating to impairment of mineral properties, plant and equipment. No impairment was recognized for the six months ended June 30, 2023.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
15.ACCRUED LIABILITIES AND OTHER
The components of Accrued liabilities and other are as follows (in thousands):

	June 30, 2024	December 31, 2023
Accrued liabilities	$87,580	$66,478
Royalties payable	5,946	28,550
Stock-based compensation liabilities	3,546	9,048
Income taxes payable	12,869	16,392
Lease liabilities	1,537	1,545
Other	4,959	2,626
Total accrued liabilities and other	$116,437	$124,639
16.DEBT
The following tables summarize the Company’s debt balances (in thousands):

	June 30, 2024	December 31, 2023
2019 Notes (1)	$228,040	$227,516
Other	—	920
Total carrying amount	$228,040	$228,436

Current Portion	$—	$920
Non-Current Portion	$228,040	$227,516
(1)Amount is net of discount and debt issuance costs of $2.0 million and $2.5 million, respectively.
As of June 30, 2024, the Company was in compliance with its covenants. For further details on the Company’s indebtedness, see Note 20 to the audited consolidated financial statements in the Company’s 2023 Annual Report on Form 10-K.
17.EQUITY
Repurchase of common shares
On June 16, 2023, the Company received approval of its Normal Course Issuer Bid ("2023 NCIB") to purchase for cancellation up to 10.2 million of its common shares through the facilities of the TSX, Nasdaq or other Canadian and U.S. marketplaces over a twelve-month period beginning June 20, 2023 and ending June 19, 2024. On November 27, 2023, in connection with the 2023 NCIB, the Company entered into an automatic share purchase plan with its broker to allow for the repurchase of shares at times when the Company ordinarily would not be active in the market due to regulatory restrictions and customary self-imposed blackout periods. Following the Çöpler Incident, the Company terminated the automatic share purchase plan effective March 1, 2024.
On June 19, 2023, the Normal Course Issuer Bid established as of June 20, 2022 (the “2022 NCIB”), expired. Under the 2022 NCIB, the Company was authorized to purchase for cancellation up to 10.6 million of its common shares through the facilities of the TSX, Nasdaq or other Canadian and U.S. marketplaces over a twelve-month period.
Prior to the Çöpler Incident, during the three and six months ended June 30, 2024, the Company purchased 1,117,100 of its outstanding common shares at an average share price of $8.79 per share for total consideration of $9.8 million. All shares were cancelled upon purchase. The difference of $6.6 million between the total amount paid and the amount deducted from common shares of $16.4 million was recorded as an increase to retained earnings. The amount deducted from common shares was determined based on the average paid in capital per common share outstanding prior to the repurchase date.

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
18.SUPPLEMENTAL CASH FLOW INFORMATION

Net change in operating assets and liabilities were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Decrease (increase) in operating assets:
Trade and other receivables	$29,694	$(9,532)
Inventories	(78,078)	(56,371)
Other operating assets	6,381	(911)
Increase (decrease) in operating liabilities:
Accounts payable	(13,135)	(22,700)
Accrued liabilities and other	(6,750)	(17,488)
Reclamation and remediation liabilities	(290)	(791)
Other operating liabilities	(487)	(4,031)
	$(62,665)	$(111,824)
Other cash information was as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Interest paid	$(3,735)	$(9,260)
Interest received	$9,216	$9,475
Income taxes paid	$(21,558)	$(21,643)

19.COMMITMENTS AND CONTINGENCIES
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
Environmental matters
The Company uses surety bonds to support certain environmental bonding obligations. As of June 30, 2024 and December 31, 2023, the Company had surety bonds totaling $141.8 million and $142.7 million outstanding, respectively.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Other commitments and contingencies
During the first quarter 2024, the Company recorded $15.3 million of contingencies related to the Çöpler Incident in Other operating expense (income), net in the Condensed Consolidated Statements of Operations and Accrued liabilities and other in the Condensed Consolidated Balance Sheets as of March 31, 2024. See Note 3 for further details.
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
20.SUBSEQUENT EVENTS
Türkiye corporate minimum tax
On July 28, 2024, the Republic of Türkiye enacted its version of a domestic corporate minimum tax of 10% and a 15% global corporate minimum tax. The Turkish global minimum tax is to be effective for tax years beginning on or after January 1, 2024 whereas the domestic minimum tax will be effective for tax years beginning on or after January 1, 2025. The Company is still in the process of assessing its potential exposure to the new minimum taxes in Türkiye.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of SSR Mining Inc. and its subsidiaries (collectively, the “Company”). The Company uses certain non-GAAP financial measures in this MD&A; for a description of each of these measures, please see the discussion under “Non-GAAP Financial Measures” in Part I, Item 2, Management’s Discussion and Analysis herein.
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
Refer to the “Çöpler Incident and Second Quarter 2024 Summary”, “Consolidation Results of Operations”, “Results of Operations”, “Liquidity and Capital Resources” and “Non-GAAP Financial Measures” for information for the three and six months ended June 30, 2024.
Consolidated Results of Operations
A summary of the Company's consolidated financial and operating results for the three and six months ended June 30, 2024 and 2023 are presented below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change (%)	2024	2023	Change (%)
Financial Results
Revenue	$184,841	$301,026	(38.6)%	$415,075	$615,640	(32.6)%
Cost of sales (1)	$96,582	$170,640	(43.4)%	$222,483	$369,937	(39.9)%
Depreciation, depletion, and amortization	$23,011	$44,641	(48.5)%	$61,409	$91,736	(33.1)%
Reclamation and remediation costs	$2,414	$2,173	11.1%	$277,732	$4,346	6290.5%
Impairment charges	$—	$—	—%	$114,230	$—	100.0%
Operating income	$10,720	$52,929	(79.7)%	$(365,704)	$89,914	(506.7)%
Net income (loss)	$2,464	$122,376	(98.0)%	$(355,698)	$151,380	(335.0)%
Net income (loss) attributable to SSR Mining shareholders	$9,693	$74,866	(87.1)%	$(277,389)	$104,679	(365.0)%
Basic net income (loss) per share attributable to SSR Mining shareholders	$0.05	$0.37	(86.5)%	$(1.37)	$0.51	(368.6)%
Adjusted attributable net income (loss) (2)	$7,489	$75,103	(90.0)%	$29,999	$96,376	(68.9)%
Adjusted basic attributable net income (loss) per share (2)	$0.04	$0.37	(89.2)%	$0.15	$0.47	(68.1)%
Adjusted diluted attributable net income (loss) per share (2)	$0.04	$0.35	(88.6)%	$0.15	$0.45	(67.1)%

Operating Results
Gold produced (oz)	42,400	128,902	(67.1)%	122,680	251,723	(51.3)%
Gold sold (oz)	40,470	124,916	(67.6)%	129,749	251,027	(48.3)%
Silver produced ('000 oz)	2,731	2,269	20.3%	4,646	4,284	8.4%
Silver sold ('000 oz)	2,489	1,857	34.0%	4,148	4,238	(2.1)%
Lead produced ('000 lb) (3)	13,291	10,193	30.4%	23,289	21,554	8.1%
Lead sold ('000 lb) (3)	12,385	9,805	26.3%	21,050	23,175	(9.2)%
Zinc produced ('000 lb) (3)	859	1,748	(50.9)%	2,076	4,227	(50.9)%
Zinc sold ('000 lb) (3)	1,419	1,033	37.3%	1,929	4,720	(59.1)%

Gold equivalent produced (oz) (4)	76,102	156,625	(51.4)%	177,691	303,518	(41.5)%
Gold equivalent sold (oz) (4)	71,190	147,705	(51.8)%	178,864	302,262	(40.8)%

Average realized gold price ($/oz sold)	$2,378	$1,963	21.1%	$2,160	$1,932	11.8%
Average realized silver price ($/oz sold)	$30.22	$24.61	22.8%	$27.01	$23.92	12.9%

Cost of sales per gold equivalent ounce sold (1, 4)	$1,357	$1,155	17.5%	$1,244	$1,224	1.6%
Cash cost per gold equivalent ounce sold (2, 4)	$1,192	$1,108	7.6%	$1,137	$1,157	(1.7)%
AISC per gold equivalent ounce sold (2, 4)	$2,116	$1,633	29.6%	$1,789	$1,663	7.6%
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

Revenue
For the three months ended June 30, 2024, revenue decreased by $116.2 million, or 38.6%, to $184.8 million, as compared to $301.0 million for the three months ended June 30, 2023. The decrease was mainly due to 67.6% fewer ounces of gold sold at a 21.1% higher average realized gold price and 34.0% more ounces of silver sold. The decrease in gold ounces sold was primarily related to the suspension of operations at Çöpler following the Çöpler Incident. For a complete discussion of revenue, refer to the Results of Operations below.
For the six months ended June 30, 2024, revenue decreased by $200.6 million, or 32.6%, to $415.1 million, as compared to $615.6 million for the six months ended June 30, 2023. The decrease was mainly due to 48.3% fewer ounces of gold sold at an 11.8% higher average realized gold price and 2.1% fewer ounces of silver sold. The decrease in gold ounces sold was primarily related to the suspension of operations at Çöpler following the Çöpler Incident. For a complete discussion of revenue, refer to the Results of Operations below.
Cost of sales
Cost of sales decreased by $74.1 million, or 43.4%, to $96.6 million for the three months ended June 30, 2024, as compared to $170.6 million for the three months ended June 30, 2023. This decrease was mainly due to 67.6% fewer ounces of gold sold compared to the same period in 2023 primarily related to the suspension of operations at Çöpler following the Çöpler Incident. For a complete discussion of cost of sales by site, refer to the Results of Operations below.
Cost of sales decreased by $147.5 million, or 39.9%, to $222.5 million for the six months ended June 30, 2024, as compared to $369.9 million for the six months ended June 30, 2023. This decrease was mainly due to 48.3% fewer ounces of gold sold compared to the same period in 2023 primarily related to the suspension of operations at Çöpler following the Çöpler Incident. For a complete discussion of cost of sales by site, refer to the Results of Operations below.
Depreciation, depletion, and amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change (%)	2024	2023	Change (%)
Depreciation, depletion, and amortization ($000s)	$23,011	$44,641	(48.5)%	$61,409	$91,736	(33.1)%
Gold equivalent ounces sold	71,190	147,705	(51.8)%	178,864	302,262	(40.8)%
Depreciation, depletion, and amortization per gold equivalent ounce sold	$323	$302	7.0%	$343	$303	13.2%
Depreciation, depletion, and amortization (“DD&A”) expense decreased by $21.6 million, or 48.5%, to $23.0 million for the three months ended June 30, 2024, as compared to $44.6 million for the three months ended June 30, 2023, primarily due to fewer gold equivalent ounces sold.
DD&A expense decreased by $30.3 million, or 33.1%, to $61.4 million for the six months ended June 30, 2024, as compared to $91.7 million for the six months ended June 30, 2023, primarily due to fewer gold equivalent ounces sold.
General and administrative expense
General and administrative expense for the three months ended June 30, 2024 was $13.5 million as compared to $16.3 million for the three months ended June 30, 2023. General and administrative expenses decreased mainly due to lower employee compensation expense.
General and administrative expense for the six months ended June 30, 2024 was $26.3 million as compared to $34.8 million for the six months ended June 30, 2023. General and administrative expenses decreased mainly due to lower stock-based compensation expense, which was a result of lower share price in 2024, and lower consulting and professional fees.

Exploration and evaluation costs
Exploration and evaluation costs for the three months ended June 30, 2024 were $11.3 million compared to $14.0 million for three months ended June 30, 2023. Exploration and evaluation costs were lower due to decreased land and permit costs, partially offset by higher materials costs. Exploration and evaluation costs were primarily related to surface exploration at Seabee and the Sterling project at Marigold.
Exploration and evaluation costs for the six months ended June 30, 2024 were $21.5 million compared to $24.5 million for six months ended June 30, 2023. Exploration and evaluation costs were lower due to decreased land and permit costs, partially offset by higher materials costs. Exploration and evaluation costs were primarily related to surface exploration at Seabee and the Sterling project at Marigold.
Reclamation and remediation costs
Reclamation and remediation costs for the three months ended June 30, 2024 were $2.4 million as compared to $2.2 million for the three months ended June 30, 2023. Reclamation and remediation costs were consistent quarter over quarter.
Reclamation and remediation costs for the six months ended June 30, 2024 were $277.7 million as compared to $4.3 million for the six months ended June 30, 2023. Reclamation and remediation costs increased by $273.4 million mainly due to reclamation and remediation costs related to the Çöpler Incident.
Care and maintenance
Care and maintenance costs for the three months ended June 30, 2024 were $30.6 million. Care and maintenance expense incurred during the second quarter of 2024 represents direct costs not associated with environmental reclamation and remediation costs of $17.3 million and depreciation of $13.3 million during the suspension of operations at Çöpler.
Care and maintenance costs for the six months ended June 30, 2024 were $45.0 million. Care and maintenance expense incurred during 2024 represents direct costs not associated with environmental reclamation and remediation costs of $25.0 million and depreciation of $20.0 million during the suspension of operations at Çöpler.
Impairment charges
Impairment charges for the six months ended June 30, 2024 were $114.2 million. The impairment charges were due to non-cash impairment charges of heap leach pad inventory and related heap leach facilities due to the Çöpler Incident.
Other operating expense (income), net
Other operating expense (income), net for the three months ended June 30, 2024 was $(3.1) million as compared to $0.4 million for the three months ended June 30, 2023. The change is mainly due to a $6.7 million gain on the divestiture of San Luis offset by $2.4 million of contingencies and expenses related to the Çöpler incident.
Other operating expense (income), net for the six months ended June 30, 2024 was $12.2 million as compared to $0.4 million for the six months ended June 30, 2023. The change is due to $17.7 million of contingencies and expenses related to the Çöpler incident partially offset by a $5.6 million gain on the divestiture of San Luis.
Interest expense
Interest expense for the three months ended June 30, 2024 was $2.1 million as compared to $5.0 million for the three months ended June 30, 2023. Interest expense for the six months ended June 30, 2024 was $6.8 million as compared to $10.0 million for the six months ended June 30, 2023.The decreases were primarily due to lower debt balances outstanding during 2024.
Other income (expense)
Other income (expense) for the three months ended June 30, 2024 was $5.0 million as compared to $12.4 million for the three months ended June 30, 2023. Other income (expense) for the six months ended June 30, 2024 was $8.7 million as compared to $25.4 million for the six months ended June 30, 2023. The changes were mainly due to the decrease in interest income as a result of lower cash balances and changes in the fair value of marketable securities.

Foreign exchange gain (loss)
Foreign exchange gain for the three months ended June 30, 2024 was $0.9 million compared to a loss of $21.2 million for the three months ended June 30, 2023. During the three months ended June 30, 2024, the foreign exchange gain was mainly due to the weakening of the TRY against the USD and its impact on TRY-denominated liabilities at Çöpler, partially offset by the weakening of the ARS against the USD and its impact on ARS-denominated assets at Puna.
Foreign exchange loss for the six months ended June 30, 2024 was $37.0 thousand compared to a gain of $34.4 million for the six months ended June 30, 2023. During the six months ended June 30, 2024, the foreign exchange loss was mainly due to the weakening of the ARS against the USD and its impact on ARS-denominated assets at Puna, partially offset by the weakening of the TRY against the USD and its impact on TRY-denominated liabilities at Çöpler.
Income and mining tax benefit (expense)
Income and mining tax expense for the three months ended June 30, 2024 was $11.7 million as compared to a benefit of $83.4 million for the three months ended June 30, 2023. The change in income tax was primarily a result of foreign currency fluctuations and changes in the valuation allowance.
Income and mining tax benefit for the six months ended June 30, 2024 was $8.5 million as compared to a benefit of $80.6 million for the six months ended June 30, 2023. The decrease in income tax benefit was primarily a result of foreign currency fluctuations and changes in the valuation allowance.

Results of Operations
Çöpler, Türkiye

	Three Months Ended June 30,				Six Months Ended June 30,
Operating Data	2024 (1)		2023	Change (%)	2024	2023	Change (%)
Gold produced (oz)		—	52,031	(100.0)%	21,827	107,105	(79.6)%
Gold sold (oz)		—	49,197	(100.0)%	23,960	107,211	(77.7)%
Average realized gold price ($/oz sold)		$—	$1,979	(100.0)%	$2,013	$1,934	4.1%

Ore mined (kt)		—	1,184	(100.0)%	266	2,363	(88.7)%
Waste removed (kt)		—	4,841	(100.0)%	3,571	10,216	(65.0)%
Total material mined (kt)		—	6,025	(100.0)%	3,837	12,579	(69.5)%

Ore milled (kt)		—	680	(100.0)%	343	1,404	(75.6)%
Gold mill feed grade (g/t)		—	2.34	(100.0)%	2.39	2.40	(0.4)%
Gold recovery (%)		—	89.1	(100.0)%	78.9	88.4	(10.7)%

Ore stacked (kt)		—	154	(100.0)%	184	342	(46.2)%
Gold grade stacked (g/t)		—	1.46	(100.0)%	1.17	1.33	(12.0)%

Cost of sales (2)	$	N/A	$54,949	N/A	$24,423	$129,595	(81.2)%
Cost of sales ($/oz gold sold) (2)	$	N/A	$1,117	N/A	$1,019	$1,209	(15.7)%
Cash costs ($/oz gold sold) (3)	$	N/A	$1,107	N/A	$1,020	$1,196	(14.7)%
AISC ($/oz gold sold) (3)	$	N/A	$1,384	N/A	$2,507	$1,404	78.6%
(1)Operations at Çöpler were suspended on February 13, 2024 following the Çöpler Incident and have not restarted.
(2)Excludes depreciation, depletion, and amortization.
(3)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Çöpler. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to cost of sales, which is the comparable GAAP financial measure.

Three and six months ended June 30, 2024 compared to three and six months ended June 30, 2023
Operations were suspended following the Çöpler Incident. During the suspension, care and maintenance expense was recorded which represents direct costs not associated with the environmental reclamation and remediation costs and depreciation.

Marigold, USA

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Data	2024	2023	Change (%)	2024	2023	Change (%)
Gold produced (oz)	25,691	60,443	(57.5)%	60,371	112,422	(46.3)%
Gold sold (oz)	25,450	60,389	(57.9)%	62,319	111,686	(44.2)%
Average realized gold price ($/oz sold)	$2,391	$1,950	22.6%	$2,203	$1,933	14.0%

Ore mined (kt)	7,474	5,042	48.2%	13,196	10,409	26.8%
Waste removed (kt)	18,778	15,648	20.0%	39,365	32,678	20.5%
Total material mined (kt)	26,252	20,690	26.9%	52,561	43,086	22.0%

Ore stacked (kt)	7,474	5,042	48.2%	13,196	10,409	26.8%
Gold grade stacked (g/t)	0.20	0.52	(61.5)%	0.17	0.47	(63.8)%

Cost of sales (1)	$39,237	$63,965	(38.7)%	$88,308	$118,506	(25.5)%
Cost of sales ($/oz gold sold) (1)	$1,542	$1,059	45.6%	$1,417	$1,061	33.6%
Cash costs ($/oz gold sold) (2)	$1,542	$1,063	45.1%	$1,418	$1,065	33.1%
AISC ($/oz gold sold) (2)	$2,065	$1,656	24.7%	$1,690	$1,659	1.9%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Marigold. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Gold production decreased 57.5% due to lower grade ore stacked partially offset by more ore tonnes stacked. Revenue decreased by $56.9 million or 48.3%, of which $68.1 million was the result of fewer gold ounces sold partially offset by an $11.2 million increase as a result of higher average realized gold price. Cost of sales decreased by $24.7 million, or 38.7%, due to fewer gold ounces sold partially offset by higher mining costs as a result of more waste tonnes mined and lower grade ore stacked. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 45.6% and 45.1%, respectively, due to more waste tonnes mined and lower grade ore stacked. AISC per ounce of gold sold increased 24.7% as a result of higher cash costs per ounce of gold sold partially offset by lower sustaining capital expenditures compared to the three months ended June 30, 2023, which reflected the purchase of two haul trucks.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Gold production decreased 46.3% due to lower grade ore stacked partially offset by more ore tonnes stacked. Revenue decreased by $78.4 million or 36.3%, of which $95.3 million was the result of fewer gold ounces sold partially offset by a $16.9 million increase as a result of higher average realized gold price. Cost of sales decreased by $30.2 million, or 25.5%, due to fewer gold ounces sold partially offset by higher mining costs as a result of more waste tonnes mined and lower grade ore stacked. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 33.6% and 33.1%, respectively, due to more waste tonnes mined and lower grade ore stacked. AISC per ounce of gold sold remained consistent period over period despite the increase in cash costs per ounce of gold sold as a result of lower sustaining capital expenditures compared to the six months ended June 30, 2023, which reflected the purchase of four haul trucks.

Seabee, Canada

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Data	2024	2023	Change (%)	2024	2023	Change (%)
Gold produced (oz)	16,709	16,428	1.7%	40,482	32,196	25.7%
Gold sold (oz)	15,020	15,330	(2.0)%	43,470	32,130	35.3%
Average realized gold price ($/oz sold)	$2,355	$1,960	20.2%	$2,169	$1,931	12.3%

Ore mined (kt)	115	119	(3.4)%	219	218	0.5%

Ore milled (kt)	103	105	(1.9)%	218	218	—%
Gold mill feed grade (g/t)	5.40	5.25	2.9%	5.99	4.91	22.0%
Gold recovery (%)	95.5	96.9	(1.4)%	96.0	96.5	(0.5)%

Cost of sales (1)	$17,275	$18,272	(5.5)%	$41,708	$41,537	0.4%
Cost of sales ($/oz gold sold) (1)	$1,150	$1,192	(3.5)%	$959	$1,293	(25.8)%
Cash costs ($/oz gold sold) (2)	$1,152	$1,192	(3.4)%	$960	$1,294	(25.8)%
AISC ($/oz gold sold) (2)	$1,626	$1,690	(3.8)%	$1,488	$1,960	(24.1)%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Seabee. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Gold production increased 1.7% due to higher mill feed grade. Revenue increased by $5.3 million, or 17.7%, of which $6.0 million was a result of higher average realized gold price partially offset by a decrease of $0.7 million due to fewer gold ounces sold. Cost of sales decreased by $1.0 million, or 5.5%, as a result of fewer gold ounces sold. Cost of sales per ounce of gold sold, cash costs per ounce of gold sold, and AISC per ounce of gold sold remained consistent period over period.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Gold production increased 25.7% due to higher mill feed grade. Gold sold exceeded gold production due to the timing of sales of finished goods inventory. Revenue increased by $32.4 million, or 52.1%, of which $22.0 million was a result of more gold ounces sold and $10.4 million was a result of higher average realized gold price. Cost of sales remained consistent period over period. Cost of sales per ounce of gold sold, cash costs per ounce of gold sold, and AISC per ounces of gold sold decreased 25.8%, 25.8%, and 24.1%, respectively, due to higher grade ore milled.

Puna, Argentina

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Data	2024	2023	Change (%)	2024	2023	Change (%)
Silver produced ('000 oz)	2,731	2,269	20.4%	4,646	4,284	8.5%
Silver sold ('000 oz)	2,489	1,857	34.0%	4,148	4,238	(2.1)%
Lead produced ('000 lb)	13,291	10,193	30.4%	23,289	21,554	8.0%
Lead sold ('000 lb)	12,385	9,805	26.3%	21,050	23,175	(9.2)%
Zinc produced ('000 lb)	859	1,748	(50.9)%	2,076	4,227	(50.9)%
Zinc sold ('000 lb)	1,419	1,033	37.4%	1,929	4,720	(59.1)%
Gold equivalent sold (oz) (1)	30,720	22,789	34.8%	49,115	51,235	(4.1)%
Average realized silver price ($/oz)	$30.22	$24.61	22.8%	$27.01	$23.92	12.9%

Ore mined (kt)	668	510	31.0%	931	859	8.4%
Waste removed (kt)	1,519	1,524	(0.3)%	3,029	3,508	(13.7)%
Total material mined (kt)	2,187	2,034	7.5%	3,959	4,367	(9.3)%

Ore milled (kt)	470	419	12.2%	887	834	6.4%
Silver mill feed grade (g/t)	186.31	175.53	6.1%	168.53	166.48	1.2%
Lead mill feed grade (%)	1.34	1.18	13.6%	1.25	1.25	—%
Zinc mill feed grade (%)	0.18	0.36	(50.0)%	0.22	0.40	(45.0)%
Silver recovery (%)	97.0	96.1	0.9%	96.7	96.0	0.7%
Lead recovery (%)	95.7	93.4	2.5%	94.9	93.9	1.1%
Zinc recovery (%)	46.4	52.7	(12.0)%	48.0	57.8	(17.0)%

Cost of sales (2)	$40,070	$33,454	19.8%	$68,044	$80,299	(15.3)%
Cost of sales ($/oz silver sold) (2)	$16.10	$18.02	(10.7)%	$16.41	$18.95	(13.4)%
Cost of sales ($/oz gold equivalent sold) (1, 2)	$1,304	$1,468	(11.2)%	$1,385	$1,567	(11.6)%
Cash costs ($/oz silver sold) (3)	$11.38	$14.40	(21.0)%	$11.75	$14.41	(18.5)%
Cash costs ($/oz gold equivalent sold) (1, 3)	$922	$1,173	(21.4)%	$992	$1,192	(16.8)%
AISC ($/oz silver sold) (3)	$15.19	$17.41	(12.8)%	$15.36	$16.84	(8.8)%
AISC ($/oz gold equivalent sold) (1, 3)	$1,231	$1,418	(13.2)%	$1,297	$1,393	(6.9)%
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

Three months ended June 30, 2024 compared to three months ended June 30, 2023
Silver production increased 20.4% due to more ore tonnes milled and higher mill feed grade. Silver sold increased 34.0% due to the timing of concentrate sales. Revenue increased by $33.3 million, or 60.2%, of which $18.1 million was the result of higher volume of concentrate sold and $15.2 million was the result of higher average realized silver and zinc prices. Cost of sales increased by $6.6 million, or 19.8%, as a result of more silver ounces sold partially offset by lower transportation expenses. Cost of sales per ounce of silver sold decreased by 10.7% due to lower transportation expenses and higher grade ore milled. Cash costs per ounce of silver sold decreased by 21.0% due to the decrease in cost of sales per ounce of silver sold discussed above and an increase in by-product credits from higher lead and zinc sales. AISC per ounce of silver sold decreased 12.8% due to lower cash costs per silver ounce partially offset by higher reclamation cost accretion and amortization.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Silver production increased 8.5% due to more ore tonnes milled and higher mill feed grade. Silver sold decreased 2.1% due to the timing of concentrate sales attributable to transportation delays at the end of 2022, which resulted in a buildup of finished goods inventory that was subsequently sold in the first quarter of 2023. Revenue increased by $5.3 million, or 4.1%, of which $13.1 million was a result of higher average realized silver and zinc prices partially offset by $0.9 million as a result of lower average realized lead price and $6.9 million due to lower volume of concentrate sold. Cost of sales decreased by $12.3 million, or 15.3%, due to lower transportation expenses, fewer waste tonnes mined, and fewer silver ounces sold. Cost of sales per ounce of silver sold decreased by 13.4% due to lower transportation expenses and fewer waste tonnes mined. Cash costs per ounce of silver sold decreased by 18.5% due to the decrease in cost of sales per ounce of silver sold discussed above and lower treatment and refining charges. AISC per ounce of silver sold decreased 8.8% due to lower cash costs per ounce of silver sold partially offset by higher reclamation cost accretion and amortization.

Liquidity and Capital Resources
The Company continues to analyze its liquidity position subsequent to the Çöpler Incident, taking into consideration its available cash and cash equivalents; expected revenues and operating and capital expenditures for the Company’s other three mines; potential penalties and fines, restitution, and legal obligations; estimates of reclamation and remediation related costs; and care and maintenance expenditures at Çöpler over the next twelve months. As of June 30, 2024, the Company had $358.3 million of cash and cash equivalents, and the Company has no borrowings outstanding on the Second Amended Credit Agreement at this time. Each of the Company’s three other mines operates independently and are not dependent on cash flows or operational synergies associated with Çöpler. Based on this analysis, the Company believes that its current liquidity position is sufficient to sustain the operational needs for the Company’s three other mines, as well as satisfy reclamation and remediation related costs, monitoring and care and maintenance efforts at Çöpler, for the next twelve months without needing to borrow under its Second Amended Credit Agreement. The Company may still elect to borrow under the Second Amended Credit Agreement or seek alternate sources of capital for any liquidity needs. All debts, liabilities and obligations under the Second Amended Credit Agreement are guaranteed by the Company’s material subsidiaries and secured by certain of the Company’s assets and material subsidiaries and pledges of the securities of the Company’s material subsidiaries, but does not include the Çöpler assets and subsidiaries and other Alacer entities.
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
Cash and Cash Equivalents
At June 30, 2024, the Company had $358.3 million of cash and cash equivalents, a decrease of $134.1 million from December 31, 2023, mainly due to cash used in the Company’s investing, financing, and operating activities. The Company held $339.5 million of its cash and cash equivalents balance in USD. Additionally, the Company held cash and cash equivalents of $8.0 million, $5.8 million and $4.9 million in ARS, CAD and TRY, respectively.
The Company maintains cash balances at banking institutions in various jurisdictions which may or may not have deposit insurance. The Company mitigates potential cash risk by maintaining bank accounts with credit-worthy financial institutions. All cash is invested in short-term investments or high interest savings accounts in accordance with the Company’s investment policy with original maturities of 90 days or less, providing the Company with sufficient liquidity to meet its foreseeable capital needs.
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
Refer to Part II, Item 8, Note 20 in the Annual Report on Form 10-K for further details.

Cash Dividends
Following the Çöpler Incident, the Board of the Directors of the Company suspended dividends. The Company does not know at this time when it may resume dividends. During the three and six months ended June 30, 2024, the Company declared no dividends.
During the three and six months ended June 30, 2023, the Company declared quarterly cash dividends of $0.07 during each quarter, for total dividends of $14.3 million during the three months ended June 30, 2023 and $28.8 million for the six months ended June 30, 2023.
Share Repurchase Plan / Normal Course Issuer Bid
During the six months ended June 30, 2024, and prior to the Çöpler Incident, the Company purchased 1,117,100 of its outstanding common shares at an average share price of $8.79 per share for total consideration of $9.8 million.
The Board of Directors had authorized a new Normal Course Issuer Bid (“NCIB”) on June 16, 2023 (the “2023 NCIB”), to repurchase up to an aggregate of 10,200,000 common shares on the Nasdaq, the TSX and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules over a twelve-month period beginning June 20, 2023 and ending June 19, 2024. On November 27, 2023, in connection with the 2023 NCIB, the Company entered into an automatic share purchase plan with its broker to allow for the repurchase of shares at times when the Company ordinarily would not be active in the market due to regulatory restrictions and customary self-imposed blackout periods. Following the Çöpler Incident, the Company terminated its automatic share purchase plan effective March 1, 2024. The 2023 NCIB expired on June 19, 2024 and the Company has not, at this time, sought approval for a new NCIB. The Company does not know at this time when, and if, it may resume share repurchases.
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

Cash Flows
The following table summarizes the Company's cash flow activity for six months ended June 30:

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$(53,501)	$83,310
Cash used in investing activities	(68,462)	(231,741)
Cash used in financing activities	(9,332)	(111,134)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,791)	(16,738)
Increase (decrease) in cash, cash equivalents and restricted cash	(134,086)	(276,303)
Cash, cash equivalents, and restricted cash, beginning of period	492,494	689,106
Cash, cash equivalents, and restricted cash, end of period	$358,408	$412,803
Cash provided by (used in) operating activities
For the six months ended June 30, 2024, cash provided by (used in) operating activities was $(53.5) million compared to $83.3 million for the six months ended June 30, 2023. The decrease in cash provided by operating activities is mainly due to a 48.3% decrease in gold ounces sold as well as expenditures for remediation and care and maintenance primarily related to the suspension of operations at Çöpler, partially offset by a favorable working capital change and a 11.8% higher average realized gold in 2024 as compared to 2023.
Cash used in investing activities
For the six months ended June 30, 2024, cash used in investing activities was $68.5 million compared to $231.7 million for the six months ended June 30, 2023. The decrease of $163.3 million of cash used in investing activities is mainly due to spend of $120.0 million for the acquisition of the Hod Maden project in 2023 and lower capital expenditures of $45.0 million when compared to the six months ended June 30, 2023.
Cash used in financing activities
For the six months ended June 30, 2024, cash used in financing activities was $9.3 million compared to $111.1 million for the same period in 2023. The decrease in cash used in financing activities was mainly due lower cash payments for debt in the amount of $34.4 million, lower dividends paid in the amount of $28.8 million, a decrease in the purchases and cancellation of common shares in the amount of $35.5 million, partially offset by an advance from non-controlling interest of $3.4 million.
Contractual Obligations
As of June 30, 2024, there have been no material changes in the Company’s contractual obligations since December 31, 2023 to the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in the Annual Report on Form 10-K for information regarding the Company’s contractual obligations.

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

The following tables provide a reconciliation of cost of sales to cash costs and AISC:

	Three Months Ended June 30, 2024
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP) (1)	$—	$39,237	$17,275	$40,070	$—	$96,582
By-product credits	—	(61)	(14)	(13,783)	—	(13,858)
Treatment and refining charges	—	74	45	2,038	—	2,157
Cash costs (non-GAAP)	—	39,250	17,306	28,325	—	84,881
Sustaining capital expenditures	4,602	12,432	6,201	3,550	—	26,785
Sustaining exploration and evaluation expense	—	274	—	—	—	274
Care and maintenance (2)	17,283	—	—	—	—	17,283
Reclamation cost accretion and amortization	493	605	922	5,926	—	7,946
General and administrative expense and stock-based compensation expense	—	—	—	—	13,452	13,452
Total AISC (non-GAAP)	$22,378	$52,561	$24,429	$37,801	$13,452	$150,621

Gold sold (oz)	—	25,450	15,020	—	—	40,470
Silver sold (oz)	—	—	—	2,489,064	—	2,489,064
Gold equivalent sold (oz) (3)(4)	—	25,450	15,020	30,720	—	71,190

Cost of sales per gold equivalent ounce sold (1)(3)(4)	N/A	$1,542	$1,150	$1,304	N/A	$1,357
Cash cost per gold ounce sold	N/A	$1,542	$1,152	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$11.38	N/A	N/A
Cash cost per gold equivalent ounce sold (3)(4)	N/A	$1,542	$1,152	$922	N/A	$1,192
AISC per gold ounce sold	N/A	$2,065	$1,626	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$15.19	N/A	N/A
AISC per gold equivalent ounce sold (3)(4)	N/A	$2,065	$1,626	$1,231	N/A	$2,116
(1)Excludes depreciation, depletion, and amortization.
(2)Care and maintenance expense only includes direct costs not associated with environmental reclamation and remediation costs, as depreciation is not included in the calculation of AISC.
(3)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.

(4)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Three Months Ended June 30, 2023
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP) (1)	$54,949	$63,965	$18,272	$33,454	—	$170,640
By-product credits	(500)	(37)	(14)	(10,462)	—	(11,013)
Treatment and refining charges	—	276	19	3,749	—	4,044
Cash costs (non-GAAP)	54,449	64,204	18,277	26,741	—	163,671
Sustaining capital expenditures	10,511	31,312	6,872	2,477	—	51,172
Sustaining exploration and evaluation expense	1,354	3,829	—	2,299	—	7,482
Reclamation cost accretion and amortization	427	666	761	765	—	2,619
General and administrative expense and stock-based compensation expense	1,326	—	—	37	14,899	16,262
Total AISC (non-GAAP)	$68,067	$100,011	$25,910	$32,319	$14,899	$241,206

Gold sold (oz)	49,197	60,389	15,330	—	—	124,916
Silver sold (oz)				1,856,600	—	1,856,600
Gold equivalent sold (oz) (2)(3)	49,197	60,389	15,330	22,789	—	147,705

Cost of sales per gold equivalent ounce sold (1)(2)(3)	$1,117	$1,059	$1,192	$1,468	N/A	$1,155
Cash cost per gold ounce sold	$1,107	$1,063	$1,192	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$14.40	N/A	N/A
Cash cost per gold equivalent ounce sold (2)(3)	$1,107	$1,063	$1,192	$1,173	N/A	$1,108
AISC per gold ounce sold	$1,384	$1,656	$1,690	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$17.41	N/A	N/A
AISC per gold equivalent ounce sold (2)(3)	$1,384	$1,656	$1,690	$1,418	N/A	$1,633
(1)Excludes depreciation, depletion, and amortization.
(2)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.
(3)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Six Months Ended June 30, 2024
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP)(1)	$24,423	$88,308	$41,708	$68,044	$—	$222,483
By-product credits	(345)	(62)	(39)	(22,848)	—	(23,294)
Treatment and refining charges	351	147	80	3,520	—	4,098
Cash costs (non-GAAP)	24,429	88,393	41,749	48,716	—	203,287
Sustaining capital expenditures	9,689	14,737	21,106	6,909	—	52,441
Sustaining exploration and evaluation expense	—	628	—	—	—	628
Care and maintenance (2)	24,961	—	—	—	—	24,961
Reclamation cost accretion and amortization	978	1,540	1,849	8,075	—	12,442
General and administrative expense and stock-based compensation expense	—	—	—	—	26,312	26,312
Total AISC (non-GAAP)	$60,057	$105,298	$64,704	$63,700	$26,312	$320,071

Gold sold (oz)	23,960	62,319	43,470	—	—	129,749
Silver sold (oz)	—	—	—	4,147,685	—	4,147,685
Gold equivalent sold (oz) (3)(4)	23,960	62,319	43,470	49,115	—	178,864

Cost of sales per gold equivalent ounce sold(1)(3)(4)	$1,019	$1,417	$959	$1,385	N/A	$1,244
Cash cost per gold ounce sold	$1,020	$1,418	$960	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$11.75	N/A	N/A
Cash cost per gold equivalent ounce sold (3)(4)	$1,020	$1,418	$960	$992	N/A	$1,137
AISC per gold ounce sold	$2,507	$1,690	$1,488	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$15.36	N/A	N/A
AISC per gold equivalent ounce sold (3)(4)	$2,507	$1,690	$1,488	$1,297	N/A	$1,789
(1)Excludes depreciation, depletion, and amortization.
(2)Care and maintenance expense only includes direct costs not associated with environmental reclamation and remediation costs, as depreciation is not included in the calculation of AISC.
(3)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.

(4)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Six Months Ended June 30, 2023
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP)(1)	$129,595	$118,506	$41,537	$80,299	$—	$369,937
By-product credits	(1,367)	(74)	(24)	(28,476)	—	(29,941)
Treatment and refining charges	—	459	49	9,247	—	9,755
Cash costs (non-GAAP)	128,228	118,891	41,562	61,070	—	349,751
Sustaining capital expenditures	17,214	64,434	20,007	5,307	—	106,962
Sustaining exploration and evaluation expense	2,115	683	—	3,371	—	6,169
Reclamation cost accretion and amortization	854	1,311	1,416	1,530	—	5,111
General and administrative expense and stock-based compensation expense	2,062	—	—	89	32,652	34,803
Total AISC (non-GAAP)	$150,473	$185,319	$62,985	$71,367	$32,652	$502,796

Gold sold (oz)	107,211	111,686	32,130	—	—	251,027
Silver sold (oz)	—	—	—	4,238,140	—	4,238,140
Gold equivalent sold (oz) (2)(3)	107,211	111,686	32,130	51,235	—	302,262

Cost of sales per gold equivalent ounce sold(1)(2)	$1,209	$1,061	$1,293	$1,567	N/A	$1,224
Cash cost per gold ounce sold	$1,196	$1,065	$1,294	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$14.41	N/A	N/A
Cash cost per gold equivalent ounce sold (2)(3)	$1,196	$1,065	$1,294	$1,192	N/A	$1,157
AISC per gold ounce sold	$1,404	$1,659	$1,960	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$16.84	N/A	N/A
AISC per gold equivalent ounce sold (2)(3)	$1,404	$1,659	$1,960	$1,393	N/A	$1,663
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
The following table provides a reconciliation of Net income (loss) attributable to SSR Mining shareholders to adjusted net income (loss) attributable to SSR Mining shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share)	2024	2023	2024	2023
Net income (loss) attributable to SSR Mining shareholders (GAAP)	$9,693	$74,866	$(277,389)	$104,679
Interest saving on 2019 Notes, net of tax	—	1,236	—	2,456
Net income (loss) used in the calculation of diluted net income per share	$9,693	$76,102	$(277,389)	$107,135

Weighted-average shares used in the calculation of net income
Basic	202,133	204,680	202,244	205,723
Diluted	202,407	217,320	202,244	218,347

Net income (loss) per share attributable to SSR Mining shareholders (GAAP)
Basic	$0.05	$0.37	$(1.37)	$0.51
Diluted	$0.05	$0.35	$(1.37)	$0.49

Adjustments:
Artmin transaction and integration costs	$—	$377	$—	$377
Effects of the Çöpler Incident (1)	—	—	321,954	—
Change in fair value of marketable securities	(3,602)	746	(6,419)	(1,120)
Loss (gain) on sale of mineral properties, plant and equipment	—	810	—	1,050
Income tax impact related to above adjustments	573	(109)	1,021	30
Inflationary impacts on tax balances	825	(1,587)	(9,168)	(10,741)
Other tax adjustments (2)	—	—	—	2,101
Adjusted net income (loss) attributable to SSR Mining shareholders (Non-GAAP)	$7,489	$75,103	$29,999	$96,376

Adjusted net income (loss) per share attributable to SSR Mining shareholders (Non-GAAP)
Basic	$0.04	$0.37	$0.15	$0.47
Diluted (3)	$0.04	$0.35	$0.15	$0.45
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
(3)Adjusted net income (loss) per diluted share attributable to SSR Mining shareholders is calculated using diluted common shares, which are calculated in accordance with GAAP. For the six months ended June 30, 2024, $1.2 million interest saving on 2019 Notes, net of tax, and potentially dilutive shares of approximately 12.9 million were excluded from the computation of diluted loss per common share attributable to SSR Mining shareholders in the Condensed Consolidated Statement of Operations as they were antidilutive. These interest savings and shares were included in the computation of adjusted net income (loss) per diluted share attributable to SSR Mining shareholders for the six months ended June 30, 2024.

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
The following is a reconciliation of Net income (loss) attributable to SSR Mining shareholders to EBITDA and adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income (loss) attributable to SSR Mining shareholders (GAAP)	$9,693	$74,866	$(277,389)	$104,679
Net income (loss) attributable to non-controlling interests	(7,229)	47,510	(78,309)	46,701
Depletion, depreciation and amortization	23,011	44,641	61,409	91,736
Interest expense	2,105	4,959	6,760	10,019
Income and mining tax expense (benefit)	11,727	(83,388)	(8,510)	(80,600)
EBITDA (non-GAAP)	39,307	88,588	(296,039)	172,535
Artmin transaction and integration costs	—	377	—	377
Effects of the Çöpler Incident (1)	—	—	402,443	—
Change in fair value of marketable securities	(3,602)	746	(6,419)	(1,120)
Loss (gain) on sale of mineral properties, plant and equipment	—	810	—	1,050
Adjusted EBITDA (non-GAAP)	$35,705	$90,521	$99,985	$172,842
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
The following table provides a reconciliation of Cash provided by (used in) operating activities to free cash flow:

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash provided by (used in) operating activities (GAAP)	$(53,501)	$83,310
Expenditures on mineral properties, plant and equipment	(72,211)	(117,177)
Free cash flow (non-GAAP)	$(125,712)	$(33,867)
Critical Accounting Estimates
Refer to the Company’s Management’s Discussion and Analysis of Critical Accounting Estimates included in Part II of Form 10-K.
New Accounting Pronouncements
For a discussion of Recently Issued Accounting Pronouncements, see Note 2 of the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks during the three month period ended June 30, 2024.
For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7A of the Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Management assessed the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon its assessment, Management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the most recent quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, the Company and its subsidiaries have become involved in litigation relating to claims arising out of operations in the normal course of business. Information regarding legal proceedings is contained in Note 19 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the quarter ended June 30, 2024.
The Company’s Board of Directors authorized a Normal Course Issuer Bid on June 16, 2023 (the “2023 NCIB”). Under the 2023 NCIB, the Company is authorized to purchase for cancellation up to 10,200,000 common shares through the facilities of the TSX, Nasdaq or other Canadian and U.S. marketplaces over a twelve-month period beginning June 20, 2023 and ending June 19, 2024. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. The 2023 NCIB may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock.
Following the Çöpler Incident, the Company delivered notice to its designated broker to terminate its automatic share purchase plan effective March 1, 2024 and the Company ceased all share repurchases under the 2023 NCIB. The Company does not know at this time when, and if, it may resume share repurchases.
The following table summarizes purchases by the Company, or an affiliated purchaser, of the Company’s equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 - April 30	—	—	2,056,962	8,143,038
May 1 - May 31	—	—	2,056,962	8,143,038
June 1 - June 30	—	—	2,056,962	—
(1)The total number of shares purchased (and the average price paid per share) reflects shares purchased pursuant to the 2023 NCIB. No shares were purchased in the quarter ended June 30, 2024 pursuant to the 2023 NCIB.
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

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements by our Directors and Officers
During the quarterly period covered by this report, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408 Regulation S-K).

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

SSR MINING INC. Registrant
Date: July 31, 2024	/s/ Michael J. Sparks
Name: Michael J. Sparks Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 31, 2024	/s/ Russell Farnsworth
Name: Russell Farnsworth Title: Vice President, Controller (Principal Accounting Officer)