Form 10-Q
period 2024-09-30
SSR MINING INC.
filed 2024-11-06
CIK 921638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
  ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes    ☒ No
There were 202,369,529 common shares outstanding on October 31, 2024.

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

PART I - FINANCIAL INFORMATION
Çöpler Incident
On February 13, 2024, SSR Mining Inc. and its subsidiaries (collectively, “SSR Mining,” or the “Company”) suspended all operations at its Çöpler property as a result of a significant slip on the heap leach pad (the “Çöpler Incident”). Nine employees lost their lives in connection with the Çöpler Incident.
Following the Çöpler Incident, the Company focused on four key priorities: (1) the recovery of our missing colleagues; (2) containment of the incident and remediation of the site; (3) the investigation into the root cause of the incident; and (4) preparing for the restart of the Çöpler mine.
With respect to our missing colleagues, all nine individuals have been recovered and returned to their families and we continue to support the families and the community members impacted by the Çöpler Incident.
All the planned containment infrastructure, including a grout curtain, coffer dam, and buttress, as well as pumping systems and the Sabırlı creek diversion, has been successfully installed and is proving to be effective. Public statements from Turkish government officials continue to reiterate that there has been no recordable contamination to local soil, water or air in the sampling locations.
In partnership with the Turkish authorities, the Company has continued to progress the remediation at the site. To date, over 16 million tonnes (approximately 86%) of the displaced heap leach material has been moved to temporary storage locations, including substantially all the displaced material from the Sabırlı Valley. As part of the remediation work, the heap leach pad will be permanently closed, and heap leach processing will no longer take place at Çöpler. We are continuing discussions with Turkish government officials around the final remediation plan, including the approval and construction of the east storage facility, which will permanently store the displaced material.
The Çöpler remediation and containment work is estimated to cost between $250.0 to $300.0 million and take a total of 24 to 36 months to complete. In the third quarter of 2024, $48.3 million was spent on remediation activities at Çöpler, bringing total remediation spend since April 1, 2024 to $103.3 million.
The initial design of the heap leach facility prepared prior to commencing production in 2010, and each subsequent expansion thereafter, was engineered, reviewed, and approved by independent, third-party engineering firms. Throughout the various stages of construction across the life of the heap leach facility, third-party reviews were also conducted to ensure conformance with the underlying engineering design parameters.
The investigations into the cause of the Çöpler Incident began shortly after the event. The Company has commissioned independent experts to review the design, construction, and operation of the heap leach facility. To date, this review has not identified any material non-conformance with the construction or operation of the heap leach facility relative to the third-party engineered design parameters.
SSR Mining continues to work closely with the relevant authorities to advance the required permits for the restart of the Çöpler mine. Once all necessary regulatory approvals, including the operating permits, are reinstated, it is anticipated that initial operations at Çöpler could restart within 20 days and would consist of processing a combination of stockpiled ore and ore mined from Çakmaktepe, while the remediation work continues.
As previously disclosed, in November 2023, prior to the Çöpler Incident, a legal challenge was filed in a local court against the Çöpler mine’s environmental impact assessment, which was approved in 2021 (the “2021 EIA”). On August 20, 2024, the local court issued a decision cancelling the 2021 EIA due to insufficiencies in the 2021 EIA approval process. The Turkish Ministry of Environment, Urbanization and Climate Change, who had originally approved the 2021 EIA, has filed an appeal of the decision, and the Company has filed a simultaneous intervener appeal as well. As previously disclosed, with the cancellation of the 2021 EIA, the operating guidelines at Çöpler revert to those outlined in the Company’s prior Environmental Impact Assessment, which was issued in 2014 (the “2014 EIA”). Among other operating considerations, the 2014 EIA prescribes a lower throughput rate for the sulfide plant operations of 6,000 tonnes per day, as compared to 9,000 tonnes per day under the 2021 EIA.

At this time, we are not able to estimate or predict when and under what conditions we will resume operations at Çöpler. Additionally, SSR Mining cannot, at this time, assess the entire scope of the impact of operating under the 2014 EIA. For additional information on the Çöpler Incident, including a discussion of the associated risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 27, 2024, the Company’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2024 filed on May 8, 2024, and for the quarter ended June 30, 2024 filed on July 31, 2024, and the information provided herein.

THIRD QUARTER 2024 SUMMARY (United States dollars, except per share, per ounce and per pound amounts): (1)
•Operating results: Third quarter 2024 production was 97,429 gold equivalent ounces. In the third quarter of 2024, operations at Çöpler remained suspended following the February 13, 2024 incident. Additionally, operations at Seabee were suspended on August 21, 2024 due to forest fires in the vicinity of the mine. Seabee successfully restarted operations on October 11, 2024. Year-to-date, the Company produced 275,113 gold equivalent ounces at a consolidated cost of sales of $1,312 per ounce and all-in sustaining costs (“AISC”) of $1,886 per ounce. The Company’s year to date AISC includes $49.2 million in cash care and maintenance costs, or approximately $179 per gold equivalent ounce, of which $41.5 million was incurred at Çöpler and $7.7 million was incurred at Seabee.
•Financial results: Net income attributable to SSR Mining shareholders in the third quarter of 2024 was $10.6 million, or $0.05 per diluted share, including $29.8 million in care and maintenance costs incurred at Çöpler and $9.6 million at Seabee. Adjusted net income attributable to SSR Mining shareholders in the third quarter of 2024 was $6.4 million, or $0.03 per diluted share, after adjusting for items related to the Çöpler Incident and other tax impacts. In the third quarter of 2024, operating cash flow was $(1.3) million, and free cash flow was $(34.1) million.
•Cash and liquidity position: As of September 30, 2024, the Company had a cash and cash equivalent balance of $334.3 million and total liquidity of $834.0 million inclusive of its revolving credit facility and accompanying accordion feature. At the end of the third quarter, the Company had no borrowings outstanding under the revolving credit facility, exclusive of de minimus letters of credit, and was in compliance with its covenants.
•Seabee Operations: Following the temporarily suspension of operations at Seabee due to forest fires, employees were cleared to return to the site on September 23, 2024 to begin repairs to remote equipment damaged by the fires, including power poles, piping, and exploration equipment. Operations at Seabee were fully reinstated on October 11, 2024.
•Çöpler remediation: As of September 30, 2024, substantially all of the heap leach material displaced during the February 13th incident had been removed from the Sabırlı Valley. Remediation spend in the third quarter totaled $48.3 million, bringing total remediation spend since April 1, 2024 to $103.3 million.

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

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SSR Mining Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands except per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$257,356	$385,390	$672,431	$1,001,030
Operating costs and expenses:
Cost of sales (1)	138,281	214,670	360,764	584,607
Depreciation, depletion, and amortization	30,443	55,990	91,852	147,727
General and administrative expense	19,016	17,539	45,329	52,369
Exploration and evaluation	11,364	14,886	32,850	39,386
Reclamation and remediation costs	2,414	2,173	280,146	6,519
Impairment charges	369	2,637	114,599	2,637
Care and maintenance	39,374	—	84,339	—
Other operating expense (income), net	7,058	30	19,219	406
Operating income (loss)	9,037	77,465	(356,667)	167,379
Other income (expense):
Interest expense	(2,942)	(4,080)	(9,702)	(14,099)
Other income (expense)	8,575	11,378	17,310	36,799
Foreign exchange gain (loss)	(7,521)	(22,997)	(7,558)	(57,358)
Total other income (expense)	(1,888)	(15,699)	50	(34,658)
Income (loss) before income and mining taxes	7,149	61,766	(356,617)	132,721
Income and mining tax benefit (expense)	(869)	(68,893)	7,641	11,707
Equity income (loss) of affiliates	(29)	(118)	(471)	(293)
Net income (loss)	6,251	(7,245)	(349,447)	144,135
Net loss (income) attributable to non-controlling interest	4,306	22,404	82,615	(24,297)
Net income (loss) attributable to SSR Mining shareholders	$10,557	$15,159	$(266,832)	$119,838

Net income (loss) per share attributable to SSR Mining shareholders
Basic	$0.05	$0.07	$(1.32)	$0.58
Diluted	$0.05	$0.07	$(1.32)	$0.57
(1) Excludes depreciation, depletion, and amortization.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income (loss)	$(349,447)	$144,135
Adjustments for:
Depreciation, depletion, and amortization	91,852	147,727
Reclamation and remediation costs	280,146	6,519
Payments for reclamation and remediation liabilities	(126,848)	(1,249)
Deferred income taxes	(31,676)	(32,233)
Stock-based compensation	562	6,287
Change in fair value of marketable securities	(6,749)	(565)
Non-cash fair value adjustment on acquired inventories	2,830	12,986
Write-down (recovery) of leach pad inventory	(274)	6,305
Loss (gain) on sale and disposal of assets, net	(5,133)	1,610
Impairment charges	114,599	2,637
Change in fair value of deferred consideration	(2,208)	1,673
Other taxes	4,865	—
Loss (gain) on foreign exchange	10,448	39,842
Non-cash care and maintenance	35,157	—
Other operating activities	4,648	561
Net change in operating assets and liabilities	(77,621)	(117,669)
Net cash provided by (used in) operating activities	(54,849)	218,566

Investing activities
Additions to mineral properties, plant and equipment	(104,961)	(164,633)
Acquisitions, net (1)	—	(119,925)
Purchases of marketable securities	(22,262)	(3,828)
Net proceeds from sale of marketable securities	19,268	8,258
Proceeds from sale of mineral properties, plant and equipment	4,853	—
Contributions to equity method investments	(454)	—
Other investing activities	—	(83)
Net cash used in investing activities	(103,556)	(280,211)

Financing activities
Repayment of debt, principal	(920)	(71,153)
Proceeds from the issuance of debt, related party	18,375	4,500
Repurchase of common shares	(9,825)	(45,305)
Proceeds from exercise of stock options	—	208
Principal payments on finance leases	(3,020)	(2,889)
Dividends paid	—	(43,167)
Net cash provided by (used in) financing activities	4,610	(157,806)
Effect of foreign exchange rate changes on cash and cash equivalents	(4,358)	(31,880)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(158,153)	(251,331)
Cash, cash equivalents, and restricted cash beginning of period	492,494	689,106
Cash, cash equivalents, and restricted cash end of period	$334,341	$437,775

SSR Mining Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$334,341	$437,675
Restricted cash	—	100
Total cash, cash equivalents, and restricted cash	$334,341	$437,775
(1) Acquisitions, net for the nine months ended September 30, 2023 is comprised of $120.0 million cash paid in the acquisition of Hod Maden Project, net of cash and cash equivalents acquired.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$334,341	$492,393
Marketable securities	31,411	20,944
Trade and other receivables	114,794	142,180
Inventories	494,618	515,143
Restricted cash	—	101
Prepaids and other current assets	21,305	25,715
Total current assets	996,469	1,196,476

Mineral properties, plant and equipment, net	3,797,671	3,872,886
Inventories	253,073	219,808
Equity method investments	110	127
Deferred income tax assets	19,937	22,307
Other non-current assets	76,659	74,169
Total assets (1)	$5,143,919	$5,385,773

LIABILITIES
Accounts payable	$26,749	$37,095
Accrued liabilities and other	118,298	124,639
Reclamation and remediation liabilities	94,110	3,364
Finance lease liabilities	4,738	4,555
Current portion of debt	—	920
Current portion of debt, related party	11,000	—
Total current liabilities	254,895	170,573

Debt	228,305	227,516
Debt, related party	13,919	6,544
Finance lease liabilities	82,596	86,141
Reclamation and remediation liabilities	232,461	170,455
Deferred income tax liabilities	329,806	363,852
Other non-current liabilities	53,180	56,489
Total liabilities (1)	1,195,162	1,081,570

EQUITY
Common shares – unlimited authorized common shares with no par value; 202,109 and 202,952 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2,992,439	3,005,015
Retained earnings (deficit)	107,810	368,065
SSR Mining’s shareholders’ equity	3,100,249	3,373,080
Non-controlling interest	848,508	931,123
Total equity	3,948,757	4,304,203
Total liabilities and equity	$5,143,919	$5,385,773

SSR Mining Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)
(1) The consolidated assets as of September 30, 2024 and December 31, 2023 include $3,436.1 million and $3,593.5 million, respectively, of assets of variable interest entities (“VIEs”) that can only be used to settle the obligations of the VIEs. As of September 30, 2024 and December 31, 2023, the assets include Cash and cash equivalents of $28.7 million and $42.8 million, respectively; Trade and other receivables of $4.3 million and $30.8 million, respectively; Inventories, current of $54.3 million and $165.2 million, respectively; Prepaids and other current assets of $7.5 million and $8.7 million, respectively; Mineral properties, plant and equipment, net of $3,084.2 million and $3,126.2 million, respectively; Inventories, non-current of $253.1 million and $218.1 million, respectively; and Other non-current assets of $4.0 million and $1.7 million, respectively. The consolidated liabilities as of September 30, 2024 and December 31, 2023 include $539.9 million and $418.6 million, respectively, of liabilities of VIEs whose creditors have no recourse to the Company. As of September 30, 2024 and December 31, 2023, the liabilities include Accounts payable of $6.4 million and $17.8 million, respectively; Accrued liabilities and other of $31.6 million and $32.8 million, respectively; Reclamation and remediation liabilities, current of $90.1 million and $1.8 million, respectively; Finance lease liabilities, non-current of $82.6 million and $86.2 million, respectively; Reclamation and remediation liabilities, non-current of $97.1 million and $36.8 million, respectively; Deferred income tax liabilities of $204.2 million and $232.9 million, respectively; and Other non-current liabilities of $27.9 million and $10.3 million, respectively.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Common shares
	Number of shares	Amount	Retained earnings (accumulated deficit)	Total equity attributable to SSR Mining shareholders	Non-controlling interest	Total equity
Balance as of December 31, 2023	202,952	$3,005,015	$368,065	$3,373,080	$931,123	$4,304,203
Repurchase of common shares	(1,117)	(16,402)	6,577	(9,825)	—	(9,825)
Settlement of restricted share units (RSUs)	255	—	—	—	—	—
Equity-settled stock-based compensation	—	2,612	—	2,612	—	2,612
Net income (loss)	—	—	(287,082)	(287,082)	(71,080)	(358,162)
Balance as of March 31, 2024	202,090	$2,991,225	$87,560	$3,078,785	$860,043	$3,938,828
Settlement of RSUs	6	—	—	—	—	—
Equity-settled stock-based compensation	—	(150)	—	(150)	—	(150)
Net income (loss)	—	—	9,693	9,693	(7,229)	2,464
Balance as of June 30, 2024	202,096	$2,991,075	$97,253	$3,088,328	$852,814	$3,941,142
Settlement of RSUs	13	—	—	—	—	—
Equity-settled share-based compensation	—	1,364	—	1,364	—	1,364
Net income (loss)	—	—	10,557	10,557	(4,306)	6,251
Balance as of September 30, 2024	202,109	$2,992,439	$107,810	$3,100,249	$848,508	$3,948,757

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
On August 21, 2024, the Company evacuated and suspended operations at Seabee due to forest fires in the vicinity of the mine. Following the containment of the fires, employees were cleared to return to the site in late September 2024, and mining operations restarted at Seabee on October 11, 2024. The process plant and Santoy mine were not materially impacted by the fires, but remote equipment including power poles, piping, and exploration equipment was damaged. See Note 14 for further details.
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company's business may also be impacted by physical risks that can impact each of its properties, such as those experienced in connection with the Çöpler Incident.
Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States. Therefore, this information should be read in conjunction with SSR Mining Inc.’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 27, 2024. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. The results for the three and nine month periods ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
Recently Issued Accounting Pronouncements
In March 2024, the U.S. Securities and Exchange Commission (“SEC”) issued Final Rule 33-11275 “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (“Final Rule”). The Final Rule requires disclosures regarding information about a registrant's climate-related risks that have a material impact on, or are reasonably likely to have a material impact on, its business strategy, results of operations, or financial condition. In addition, certain disclosures related to capitalized costs, expenditures, and losses incurred as a result of severe weather events and other natural conditions will be required to be disclosed in the footnotes to the audited financial statements. The Final Rule is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. On April 4, 2024, the SEC stayed the rules pending the resolution of certain legal challenges. The Company is currently evaluating the impact of the rules on the consolidated financial statements.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. The standard is effective beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of the guidance on the consolidated financial statements.
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
3.ÇÖPLER INCIDENT
On February 13, 2024, the Company suspended all operations at Çöpler as a result of the Çöpler Incident. The Company, in partnership with the Turkish authorities, has continued to progress remediation efforts. The Company is not, at this time, able to estimate or predict when and under what conditions it will resume operations at Çöpler. During the suspension, Care and maintenance was recorded in the Statements of Operations which represents direct costs not associated with the environmental reclamation and remediation of $16.5 million and depreciation of $13.3 million for the three months ended September 30, 2024. For the nine months ended September 30, 2024, the Company incurred direct costs not associated with the environmental reclamation and remediation of $41.5 million and depreciation of $33.2 million.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Reclamation and remediation liabilities
As of March 31, 2024, the Company estimated a preliminary cost range of $250.0 to $300.0 million for future reclamation and remediation costs related to the Çöpler Incident, in addition to the approximately $22.5 million incurred during the first quarter of 2024. The Company accrued approximately $250.0 million as of March 31, 2024, which represents the low end of the estimated cost range. The Company continues to evaluate the remediation costs; however, no adjustments were made to the total estimated reclamation and remediation costs during the second or third quarter of 2024.
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
Changes in Reclamation and Remediation liabilities related to the Çöpler Incident during the nine months ended September 30, 2024 were as follows (in thousands):

2024
Balance as of January 1	$—
Initial estimate of reclamation and remediation costs	272,903
Expenditures	(22,466)
Balance as of March 31	250,437
Additions, changes in estimate and other	—
Expenditures	(54,969)
Balance as of June 30	195,468
Additions, changes in estimate and other	—
Expenditures	(48,324)
Balance as of September 30	147,144
Less: current portion	90,055
Non-current reclamation and remediation liabilities	$57,089
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Contingencies and other legal matters
The Company may be subject to additional legal costs and expenses due to the Çöpler Incident. During the first quarter of 2024, the Company recorded $15.3 million of contingencies related to the Çöpler Incident in Other operating expense (income), net in the Condensed Consolidated Statements of Operations and Accrued liabilities and other in the Condensed Consolidated Balance Sheets. During the third quarter of 2024, the Company revised the estimate of Çöpler Incident related costs and recognized a gain of $7.9 million, included in Other operating expense (income), net. See Note 20 for additional information.
Changes in contingencies related to the Çöpler Incident during the nine months ended September 30, 2024 were as follows (in thousands):

2024
Balance as of January 1	$—
Initial estimate of contingencies	15,310
Balance as of March 31	15,310
Payments	(2,711)
Balance as of June 30	12,599
Change in estimate	(7,850)
Payments	(3,749)
Balance as of September 30	$1,000
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Divestitures
Divestiture of San Luis
On May 23, 2024, the Company completed the sale of the San Luis project located in the Ancash department of central Peru to Highlander Silver Corp. (“Highlander Silver”) in exchange for cash of $5.0 million and contingent consideration in the form of cash payments of up to $37.5 million. The Company recognized a gain of $6.7 million included in Other operating expense (income), net in the Consolidated Statements of Operations, calculated as the difference between the fair value of consideration received and the carrying amount of the net assets sold. The fair value of the contingent consideration on the closing date was $2.4 million and is payable in five installments beginning with the commencement of an initial drilling program at the San Luis project and ending on the second anniversary of commercial production. The consideration received does not include certain payments that are contingent upon completion of a feasibility study and commercial production as the consideration is variable and constrained under ASC 606. The consideration will be recorded as a gain in the period in which it is probable that a significant reversal will not occur, which is expected upon advancement of the San Luis project and achievement of project development milestones. The assets were included in Corporate and other in Note 5. The Company retained a 4.0% net smelter return royalty (“NSR”) on the San Luis project, half of which can be repurchased by Highlander Silver for $15.0 million at any time until the commencement of construction.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5.OPERATING SEGMENTS
The Company currently has four producing mines which represent the Company’s reportable and operating segments. The results of operating segments are reviewed by the Company's chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segments and to assess their performance. All operations at Çöpler ceased on February 13, 2024, following the Çöpler Incident. On August 21, 2024, the Company suspended operations at Seabee due to forest fires in the vicinity of the mine. Seabee successfully restarted mining operations on October 11, 2024.
The following tables provide a summary of financial information related to the Company's segments (in thousands):

	Three Months Ended September 30, 2024
	Çöpler (1)	Marigold	Seabee	Puna	Segment Total	Corporate and other (2)	Consolidated
Revenue	$11,804	$119,908	$27,897	$97,747	$257,356	$—	$257,356
Cost of sales (3)	$5,047	$74,106	$14,404	$44,724	$138,281	$—	$138,281
Depreciation, depletion, and amortization	$2,706	$10,637	$7,659	$9,441	$30,443	$—	$30,443
Exploration and evaluation	$52	$2,252	$4,132	$2,945	$9,381	$1,983	$11,364
Care and maintenance expenses (4)	$29,763	$—	$9,611	$—	$39,374	$—	$39,374
Operating income (loss)	$(32,721)	$31,738	$(8,611)	$39,772	$30,178	$(21,141)	$9,037
Capital expenditures	$1,468	$11,057	$3,317	$4,928	$20,770	$10,940	$31,710
Total assets as of September 30, 2024	$2,724,079	$813,622	$368,662	$295,788	$4,202,151	$941,768	$5,143,919
(1)During the three months ended September 30, 2024, Çöpler produced and sold inventory that was in-circuit prior to the Çöpler Incident.
(2)Corporate and other consists of business activities that are not included within the reportable segments and is provided for reconciliation purposes. The exploration, evaluation and development properties and the portfolio of prospective exploration tenures, near or adjacent to the existing operations (near-mine) are included in the respective reportable segment. The greenfield standalone prospects and development projects are included in Corporate and other.
(3)Excludes depreciation, depletion, and amortization.
(4)Care and maintenance expense represents the following: 1) direct costs not associated with the environmental reclamation and remediation costs of $16.5 million and depreciation of $13.3 million during the suspension of operations at Çöpler starting in the first quarter of 2024; and 2) direct costs of $7.7 million and depreciation of $1.9 million during the suspension of operations at Seabee during the third quarter of 2024.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30, 2023
	Çöpler	Marigold	Seabee	Puna	Segment Total	Corporate and other (1)	Consolidated
Revenue	$114,462	$158,620	$36,625	$75,683	$385,390	$—	$385,390
Cost of sales (2)	$69,830	$81,464	$19,939	$43,437	$214,670	$—	$214,670
Depreciation, depletion, and amortization	$25,600	$13,505	$9,015	$7,870	$55,990	$—	$55,990
Exploration and evaluation	$1,297	$132	$4,619	$3,889	$9,937	$4,949	$14,886
Operating income (loss)	$15,274	$59,463	$2,763	$17,040	$94,540	$(17,075)	$77,465
Capital expenditures	$26,979	$13,259	$8,579	$5,422	$54,239	$—	$54,239
Total assets as of September 30, 2023	$3,258,055	$775,957	$526,813	$314,901	$4,875,726	$873,934	$5,749,660
(1)Corporate and other consists of business activities that are not included within the reportable segments and is provided for reconciliation purposes.
(2)Excludes depreciation, depletion, and amortization.

	Nine Months Ended September 30, 2024
	Çöpler	Marigold	Seabee	Puna	Segment Total	Corporate and other (1)	Consolidated
Revenue	$60,376	$257,465	$122,411	$232,179	$672,431	$—	$672,431
Cost of sales (2)	$29,471	$162,414	$56,111	$112,768	$360,764	$—	$360,764
Depreciation, depletion, and amortization	$12,537	$23,821	$32,349	$23,145	$91,852	$—	$91,852
Exploration and evaluation	$1,124	$10,318	$12,868	$3,945	$28,255	$4,595	$32,850
Care and maintenance expenses (3)	$74,728	$—	$9,611	$—	$84,339	$—	$84,339
Operating income (loss)	$(470,245)	$57,837	$10,095	$89,025	$(313,288)	$(43,379)	$(356,667)
Capital expenditures	$11,596	$26,584	$26,209	$11,837	$76,226	$28,054	$104,280
Total assets as of September 30, 2024	$2,724,079	$813,622	$368,662	$295,788	$4,202,151	$941,768	$5,143,919
(1)Corporate and other consists of business activities that are not included within the reportable segments and is provided for reconciliation purposes.
(2)Excludes depreciation, depletion, and amortization.
(3)Care and maintenance expense represents: 1) direct costs not associated with the environmental reclamation and remediation costs of $41.5 million and depreciation of $33.2 million during the suspension of operations at Çöpler starting in the first quarter of 2024; and 2) direct costs of $7.7 million and depreciation of $1.9 million during the suspension of operations at Seabee during the third quarter of 2024.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended September 30, 2023
	Çöpler	Marigold	Seabee	Puna	Segment Total	Corporate and other (1)	Consolidated
Revenue	$322,831	$374,594	$98,776	$204,829	$1,001,030	$—	$1,001,030
Cost of sales (2)	$199,425	$199,970	$61,476	$123,736	$584,607	$—	$584,607
Depreciation, depletion, and amortization	$68,350	$32,062	$26,362	$20,953	$147,727	$—	$147,727
Exploration and evaluation	$3,165	$847	$13,763	$7,260	$25,035	$14,351	$39,386
Operating income (loss)	$46,514	$130,800	$(3,694)	$47,815	$221,435	$(54,056)	$167,379
Capital expenditures	$50,767	$76,528	$29,051	$9,900	$166,246	$—	$166,246
Total assets as of September 30, 2023	$3,258,055	$775,957	$526,813	$314,901	$4,875,726	$873,934	$5,749,660
(1)Corporate and other consists of business activities that are not included within the reportable segments and provided for reconciliation purposes.
(2)Excludes depreciation, depletion, and amortization.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6.REVENUE
The following table represents revenues by product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gold doré sales
Çöpler	$11,804	$113,156	$60,031	$320,157
Marigold	119,888	158,594	257,381	374,495
Seabee	27,886	36,608	122,360	98,735
Concentrate sales
Puna	94,563	75,373	225,781	192,932
Other (1)
Çöpler	—	1,306	345	2,674
Marigold	20	26	84	99
Seabee	11	17	51	41
Puna	3,184	310	6,398	11,897
Total	$257,356	$385,390	$672,431	$1,001,030
(1)Other revenue includes changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.

Revenue by metal
Revenue by metal type are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gold	$159,578	$308,358	$439,772	$793,387
Silver	80,845	62,705	189,455	152,752
Lead	12,964	11,400	33,333	33,431
Zinc	754	1,268	2,993	6,749
Other (1)	3,215	1,659	6,878	14,711
Total	$257,356	$385,390	$672,431	$1,001,030
(1)Other revenue includes changes in the fair value of concentrate trade receivables due to fluctuations in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.
Provisional metal sales
At September 30, 2024, the Company had silver sales of 5.6 million ounces at an average price of $29.58 per ounce, lead sales of 28.0 million pounds at an average price of $0.95 per pound, and zinc sales of 2.0 million pounds at an average price of $1.28 per pound, subject to normal course final pricing over the next several months.
For the three months ended September 30, 2024 and 2023, the change in the fair value of the Company's embedded derivatives relating to provisional concentrate metal sales was an increase of $3.2 million and $0.3 million, respectively. For the nine months ended September 30, 2024 and 2023, the change in the fair value of the Company's embedded derivatives relating to provisional concentrate metal sales was an increase of $6.4 million and $11.9 million, respectively. The changes in fair value have been recorded in Revenue.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7.INCOME AND MINING TAXES
The Company’s consolidated effective income tax rate was 2.1% for the first nine months of 2024 compared to (8.8)% for the first nine months of 2023. The primary drivers of the change in the effective rate were due to foreign currency fluctuations and changes in the valuation allowance. The Company’s statutory tax rate for the period is 27.0%. The effective rate differs from the statutory rate primarily due to foreign currency fluctuations and changes in the valuation allowance.
On June 19, 2024, Canada’s Bill C-69, Budget Implementation Act, 2024, No. 1, received third reading in the Canadian House of Commons and Pillar Two became substantively enacted for Canadian financial reporting purposes. The legislation is effective for the Company’s financial year beginning January 1, 2024. The Company has limited exposure to taxes under Pillar Two as most of its jurisdictions have an effective tax rate greater than the 15%. However, the Company may have exposure to taxes under Pillar Two in the range of $0 to $10.0 million for the 2024 year.
On July 28, 2024, the Republic of Türkiye enacted Pillar Two legislation and a unique domestic corporate minimum tax of 10%. The Turkish Pillar Two legislation will be effective for tax years beginning on or after January 1, 2024; however, the Company does not anticipate any incremental taxes under this system for 2024, other than those described above. The domestic corporate minimum tax will be effective for tax years beginning on or after January 1, 2025. The Company is still in the process of assessing its potential exposure to the domestic minimum tax for future periods.
8.OTHER OPERATING EXPENSE (INCOME), NET
The following table includes the components of Other operating expense (income), net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss (gain) on sale and disposal of assets, net	$466	$—	$(5,133)	$—
Contingencies and expenses related to the Çöpler incident	1,600	—	19,273	—
Other taxes	4,865	—	4,865
Other	127	30	214	406
Total	$7,058	$30	$19,219	$406
9.OTHER INCOME (EXPENSE)
The following table includes the components of Other income (expense):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$3,881	$6,098	$13,682	$21,015
Gain (loss) on investments and on marketable security sales	2,866	8,437	11,098	19,839
Change in fair value of marketable securities	(330)	(555)	(6,749)	565
Gain (loss) on sale of mineral properties, plant, and equipment	—	(560)	—	(1,610)
Other	2,158	(2,042)	(721)	(3,010)
Total	$8,575	$11,378	$17,310	$36,799

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The calculations of basic and diluted net income (loss) per share attributable to SSR Mining shareholders are based on the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$6,251	$(7,245)	$(349,447)	$144,135
Net (income) loss attributable to non-controlling interest	4,306	22,404	82,615	(24,297)
Net income (loss) attributable to SSR Mining shareholders	10,557	15,159	(266,832)	119,838
Interest saving on 2019 Notes, net of tax	—	—	—	3,693
Net income (loss) used in the calculation of diluted net income per share	$10,557	$15,159	$(266,832)	$123,531

Weighted average number of common shares issued	202,140	203,878	202,209	205,101
Adjustments for dilutive instruments:
Restricted share units	307	—	—	8
2019 Notes	—	—	—	12,793
Diluted weighted average number of shares outstanding	202,447	203,878	202,209	217,902

Net income (loss) per share attributable to SSR Mining shareholders
Basic	$0.05	$0.07	$(1.32)	$0.58
Diluted	$0.05	$0.07	$(1.32)	$0.57
For the three months ended September 30, 2024, $1.2 million of interest saving on convertible notes, net of tax, and 12,951 common shares were excluded from the diluted income per common share calculation because the effect would be antidilutive.
For the nine months ended September 30, 2024, $3.7 million of interest saving on convertible notes, net of tax, 12,921 common shares, and 389 restricted share units were excluded from the diluted income per common share calculation because the Company incurred a net loss and the effect would be antidilutive.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11.FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Refer to Note 12 to the audited consolidated financial statements in the Company’s 2023 Annual Report on Form 10-K for further information on the Company's assets and liabilities measured at fair value. The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring (at least annually) and nonrecurring basis by level within the fair value hierarchy (in thousands):

	Fair value at September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$334,341	$—	$—	$334,341
Marketable securities (1)	34,367	—	—	34,367
Trade receivables from provisional sales, net (2)	—	69,522	—	69,522
Deferred consideration	—	—	25,799	25,799
	$368,708	$69,522	$25,799	$464,029

Liabilities:
Contingent consideration	$—	$—	$28,156	$28,156
Option liability - EMX shares (3)	—	1,013	—	1,013
Other	—	368	—	368
	$—	$1,381	$28,156	$29,537
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
(3)The fair value of the option liability, which represents the option of the holder to acquire an EMX common share from SSR, was determined using the Black-Scholes model. The inputs to the Black-Scholes model as of September 30, 2024 included the EMX stock price of CAD $2.41 per share, exercise price of CAD $2.27 per unit, three-month maturity, three-month risk-free rate of 4.7%, and annualized volatility of 36.4%.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Fair value at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$492,393	$—	$—	$492,393
Restricted cash	101	—	—	101
Marketable securities (1)	28,351	—	—	28,351
Trade receivables from provisional sales, net (2)	—	86,897	—	86,897
Deferred consideration	—	—	21,213	21,213
	$520,845	$86,897	$21,213	$628,955
Liabilities:
Contingent consideration	$—	$—	$29,648	$29,648
Option liability - EMX shares (3)	—	1,431	—	1,431
	$—	$1,431	$29,648	$31,079
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
(3)The fair value of the option liability, which represents the option of the holder to acquire an EMX common share from SSR, was determined using the Black-Scholes model. The inputs to the Black-Scholes model as of December 31, 2023 included the EMX stock price of CAD $2.19 per share, exercise price of CAD $2.27 per unit, one-year maturity, one-year risk-free rate of 4.8%, and annualized volatility of 34.1%.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Deferred and contingent consideration are included in Level 3 as certain assumptions used in the calculation of the fair value are not based on observable market data. The following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value using significant unobservable inputs (Level 3) in the consolidated financial statements (in thousands):

	Nine Months Ended September 30,
	2024	2023
Deferred consideration assets:
Balance as of January 1	$21,213	$24,369
Revaluations	2,208	(1,055)
Additions	2,378	—
Collections	—	(474)
Balance as of September 30	$25,799	$22,840

	Nine Months Ended September 30,
	2024	2023
Contingent consideration liabilities:
Balance as of January 1	$29,648	$—
Assumption of deferred consideration	—	28,600
Revaluations	(1,492)	617
Balance as of September 30	$28,156	$29,217
Fair values of financial assets and liabilities not already measured at fair value
The fair value of the 2019 Notes as compared to the carrying amounts were as follows (in thousands):

		September 30, 2024		December 31, 2023
	Level	Carrying amount	Fair value	Carrying amount	Fair value
2019 Notes (1)	1	$228,305	$216,545	$227,516	$216,545
(1)The fair value disclosed for the Company's 2019 Notes is included in Level 1 as the basis of valuation uses a quoted price in an active market.
12.TRADE AND OTHER RECEIVABLES
The components of Trade and other receivables are as follows (in thousands):

	September 30, 2024	December 31, 2023
Trade receivables	$73,297	$91,340
Value added tax receivables	22,137	30,554
Income tax receivable	1,045	3,172
Other taxes receivable	14,665	11,734
Other	3,650	5,380
Total	$114,794	$142,180
No provision for credit loss was recognized as of September 30, 2024 or December 31, 2023. All trade receivables are expected to be settled within twelve months.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
13.INVENTORIES
The components of Inventories are as follows (in thousands):

	September 30, 2024	December 31, 2023
Materials and supplies	$116,072	$104,217
Stockpiled ore	58,406	77,142
Leach pad inventory	297,352	305,271
Work-in-process	6,289	7,189
Finished goods	16,499	21,324
Total current inventories	494,618	515,143

Stockpiled ore	253,073	218,139
Materials and supplies	—	1,669
Total non-current inventories	$253,073	$219,808
No write-down of inventory was recognized during the three months ended September 30, 2024.
During the three months ended September 30, 2023, the Company recognized write-downs of leach pad inventory at Çöpler of $7.2 million, with $5.0 million classified as a component of Cost of sales and $2.2 million classified as a component of Depreciation, depletion and amortization.
During the nine months ended September 30, 2024, following the Çöpler Incident, the Company recognized an impairment of leach pad inventory at Çöpler of $76.0 million classified as a component of Impairment charges. See Note 3 for further information relating to the impairment of inventories.
During the nine months ended September 30, 2023, the Company recognized write-downs of leach pad inventory at Çöpler of $9.2 million, with $6.3 million classified as a component of Cost of sales and $2.9 million classified as a component of Depreciation, depletion and amortization in the Condensed Consolidated Statements of Operations.
14.MINERAL PROPERTIES, PLANT AND EQUIPMENT, NET
The components of Mineral properties, plant and equipment, net are as follows (in thousands):

	September 30, 2024	December 31, 2023
Plant and equipment (1)	$1,870,780	$1,889,634
Construction in process	118,836	86,304
Mineral properties subject to depletion	2,105,666	2,085,678
Mineral properties not yet subject to depletion	884,085	878,712
Exploration and evaluation assets	253,841	253,842
Total mineral properties, plant, and equipment	5,233,208	5,194,170
Accumulated depreciation, plant and equipment	(778,122)	(714,579)
Accumulated depletion, mineral properties	(657,415)	(606,705)
Mineral properties, plant, and equipment, net	$3,797,671	$3,872,886
(1)As of September 30, 2024 and December 31, 2023, plant and equipment includes finance lease right-of-use assets with a carrying amount of $81.0 million and $84.7 million, respectively.
During the three months ended September 30, 2024, the Company concluded that certain plant and equipment at Seabee was impaired and recorded a non-cash impairment of $0.4 million as a result of damage to remote equipment in the forest fires. No impairment was recognized for the three months ended September 30, 2023.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the nine months ended September 30, 2024, the Company concluded that certain mineral properties, plant and equipment at Seabee and Çöpler were impaired and recorded non-cash impairments of $0.4 million and $114.2 million, respectively. See Note 3 for further information relating to impairment of mineral properties, plant and equipment at Çöpler. No impairment was recognized for the nine months ended September 30, 2023.
15.ACCRUED LIABILITIES AND OTHER
The components of Accrued liabilities and other are as follows (in thousands):

	September 30, 2024	December 31, 2023
Accrued liabilities	$86,081	$66,478
Royalties payable	10,256	28,550
Stock-based compensation liabilities	5,078	9,048
Income taxes payable	15,291	16,392
Lease liabilities	1,572	1,545
Other	20	2,626
Total accrued liabilities and other	$118,298	$124,639
16.DEBT
The following tables summarize the Company’s debt balances (in thousands):

	September 30, 2024	December 31, 2023
2019 Notes (1)	$228,305	$227,516
Other	—	920
Total carrying amount	$228,305	$228,436

Current Portion	$—	$920
Non-Current Portion	$228,305	$227,516
(1)Amount is net of discount and debt issuance costs of $1.7 million and $2.5 million, respectively.
As of September 30, 2024, the Company was in compliance with its covenants. For further details on the Company’s indebtedness, see Note 20 to the audited consolidated financial statements in the Company’s 2023 Annual Report on Form 10-K.
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the three months ended September 30, 2024, no common shares were repurchased. Prior to the Çöpler Incident, the Company purchased 1,117,100 of its outstanding common shares at an average share price of $8.79 per share for total consideration of $9.8 million. All shares were cancelled upon purchase. The difference of $6.6 million between the total amount paid and the amount deducted from common shares of $16.4 million was recorded as an increase to retained earnings. The amount deducted from common shares was determined based on the average paid in capital per common share outstanding prior to the repurchase date. No shares have been repurchased since the Çöpler Incident.
During the three months ended September 30, 2023, no common shares were repurchased. During the nine months ended September 30, 2023, the Company purchased 3,026,993 of its outstanding common shares at an average share price of $14.97 per share for total consideration of $45.3 million. All shares were cancelled upon purchase. During the nine months ended, the difference of $0.9 million between the total amount paid and the amount deducted from common shares of $44.4 million was recorded as a direct charge to retained earnings. The amount deducted from common shares was determined based on the average paid in capital per common share outstanding prior to the repurchase date.
18.SUPPLEMENTAL CASH FLOW INFORMATION

Net change in operating assets and liabilities were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Decrease (increase) in operating assets:
Trade and other receivables	$16,621	$(22,143)
Inventories	(77,929)	(41,936)
Other operating assets	1,706	(8,563)
Increase (decrease) in operating liabilities:
Accounts payable	(10,278)	(25,561)
Accrued liabilities and other	(4,980)	(19,085)
Other operating liabilities	(2,761)	(381)
	$(77,621)	$(117,669)
Other cash information was as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Interest paid	$(7,029)	$(14,724)
Interest received	$13,014	$11,858
Income taxes paid	$(22,987)	$(25,434)

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
19.RELATED PARTY TRANSACTIONS
Related party loan
Artmin entered into loan agreements with Horizon, as lender, to fund Horizon’s portion of working capital spend of the Hod Maden project. The loans are unsecured and bear interest at the credit default swap premium of Türkiye plus a fixed spread of 4.0% at the end of each calendar quarter. The loans mature five years from the close date ranging from June 2028 to August 2029. Artmin’s loans with Horizon had a total borrowing capacity of $15.4 million, of which $14.0 million was outstanding as of September 30, 2024. The liability is included in Debt, related party in the Condensed Consolidated Balance Sheets. As of September 30, 2024, no repayments have been made. Interest expense for these loans totaled $0.2 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively. Interest expense for these loans totaled $0.5 million and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively. The interest expense on the loan is included in Interest expense in the Condensed Consolidated Statements of Operations.
Related party line of credit
During 2024, the Company’s majority owned subsidiary, Anagold Madenncilik Sanayi ve Ticaret A.Ş, entered into loan agreements with Aktif Bank, as lender, to fund Lidya Mines’ portion of reclamation and environmental obligations. Aktif Bank is a wholly owned subsidiary of Calik Holding. Calik Holding owns 100% of Lidya Mines, which is the Company’s joint venture partner. The loan agreements provide for a non-revolving credit facility in an aggregate principal amount of up to $11.0 million and matures August 8, 2025, and bears interest at the rate of 10.0% per annum. The loans are guaranteed by Lidya Madencilik Sanayi ve Ticaret A.Ş. As of September 30, 2024, the outstanding balance of the loan was $11.0 million and is included in Current portion of debt, related party in the Condensed Consolidated Balance Sheets. As of September 30, 2024, no repayments have been made. Interest expense totaled $0.1 million for the three and nine months ended September 30, 2024. The interest expense on the loan is included in Interest expense in the Condensed Consolidated Statements of Operations.
20.COMMITMENTS AND CONTINGENCIES
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
Environmental matters
The Company uses surety bonds to support certain environmental bonding obligations. As of September 30, 2024 and December 31, 2023, the Company had surety bonds totaling $156.0 million and $142.7 million outstanding, respectively.
Other commitments and contingencies
During the first quarter of 2024, the Company recorded $15.3 million of contingencies related to the Çöpler Incident in Other operating expense (income), net in the Condensed Consolidated Statements of Operations and Accrued liabilities and other in the Condensed Consolidated Balance Sheets as of March 31, 2024. During the third quarter of 2024, the Company revised the estimate of Çöpler Incident related costs and recognized a gain of $7.9 million, included in Other operating expense (income), net. See Note 3 for further details.
Following the Çöpler Incident, the Company has been named as a defendant in securities class actions in the United States and Canada and is subject to various risks and contingencies arising in the normal course of business. Based on the information currently available to the Company, no liability has been recorded for these lawsuits because the Company believes that any such liability is not probable and reasonably estimable at this time.

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
Business Overview
SSR Mining Inc. and its subsidiaries (collectively, “SSR Mining,” or “Company”) is a precious metals mining company with four properties located in the United States, Türkiye, Canada and Argentina. The Company is primarily engaged in the operation, acquisition, exploration and development of precious metal resource properties located in Türkiye and the Americas. The Company produces gold doré as well as copper, silver, lead and zinc concentrates.
Refer to the “Çöpler Incident and Third Quarter 2024 Summary”, “Consolidation Results of Operations”, “Results of Operations”, “Liquidity and Capital Resources” and “Non-GAAP Financial Measures” for information for the three and nine months ended September 30, 2024.
Consolidated Results of Operations
A summary of the Company's consolidated financial and operating results for the three and nine months ended September 30, 2024 and 2023 are presented below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change (%)	2024	2023	Change (%)
Financial Results
Revenue	$257,356	$385,390	(33.2)%	$672,431	$1,001,030	(32.8)%
Cost of sales (1)	$138,281	$214,670	(35.6)%	$360,764	$584,607	(38.3)%
Depreciation, depletion, and amortization	$30,443	$55,990	(45.6)%	$91,852	$147,727	(37.8)%
Reclamation and remediation costs	$2,414	$2,173	11.1%	$280,146	$6,519	4197.4%
Impairment charges	$369	$2,637	(86.0)%	$114,599	$2,637	4245.8%
Operating income	$9,037	$77,465	(88.3)%	$(356,667)	$167,379	(313.1)%
Net income (loss)	$6,251	$(7,245)	186.3%	$(349,447)	$144,135	(342.4)%
Net income (loss) attributable to SSR Mining shareholders	$10,557	$15,159	(30.4)%	$(266,832)	$119,838	(322.7)%
Basic net income (loss) per share attributable to SSR Mining shareholders	$0.05	$0.07	(28.6)%	$(1.32)	$0.58	(327.6)%
Diluted net income (loss) per share attributable to SSR Mining shareholders	0.05	0.07	(28.6)%	(1.32)	0.57	(331.6)%
Adjusted attributable net income (loss) (2)	$6,360	$53,040	(88.0)%	$36,325	$149,417	(75.7)%
Adjusted basic attributable net income (loss) per share (2)	$0.03	$0.26	(88.5)%	$0.18	$0.73	(75.3)%
Adjusted diluted attributable net income (loss) per share (2)	$0.03	$0.26	(88.5)%	$0.18	$0.70	(74.3)%

Operating Results
Gold produced (oz)	63,155	159,863	(60.5)%	185,835	411,587	(54.8)%
Gold sold (oz)	63,052	161,227	(60.9)%	192,801	412,254	(53.2)%
Silver produced ('000 oz)	2,885	2,645	9.1%	7,531	6,930	8.7%
Silver sold ('000 oz)	2,785	2,852	(2.3)%	6,933	7,090	(2.2)%
Lead produced ('000 lb) (3)	15,005	10,403	44.2%	38,294	31,957	19.8%
Lead sold ('000 lb) (3)	14,304	11,707	22.2%	35,355	34,882	1.4%
Zinc produced ('000 lb) (3)	878	1,577	(44.3)%	2,954	5,805	(49.1)%
Zinc sold ('000 lb) (3)	660	1,454	(54.6)%	2,589	6,174	(58.1)%

Gold equivalent produced (oz) (4)	97,429	192,195	(49.3)%	275,113	495,668	(44.5)%
Gold equivalent sold (oz) (4)	96,143	196,088	(51.0)%	274,996	498,284	(44.8)%

Average realized gold price ($/oz sold)	$2,531	$1,913	32.3%	$2,281	$1,925	18.5%
Average realized silver price ($/oz sold)	$30.05	$21.99	36.7%	$28.23	$23.14	22.0%

Cost of sales per gold equivalent ounce sold (1, 4)	$1,438	$1,095	31.3%	$1,312	$1,173	11.8%
Cash cost per gold equivalent ounce sold (2, 4)	$1,312	$1,046	25.4%	$1,198	$1,114	7.5%
AISC per gold equivalent ounce sold (2, 4)	$2,065	$1,289	60.2%	$1,886	$1,516	24.4%
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

Revenue
For the three months ended September 30, 2024, revenue decreased by $128.0 million, or 33.2%, to $257.4 million, as compared to $385.4 million for the three months ended September 30, 2023. The decrease was mainly due to 60.9% fewer gold equivalent ounces sold, or $191.2 million, partially offset by a 32.3% higher average realized gold price, or $63.2 million. The decrease in gold ounces sold was primarily related to the suspension of operations at Çöpler following the Çöpler Incident and the suspension of operations at Seabee as a result of forest fires in the vicinity of the mine. For a complete discussion of revenue by segment, refer to the Results of Operations below.
For the nine months ended September 30, 2024, revenue decreased by $328.6 million, or 32.8%, to $672.4 million, as compared to $1,001.0 million for the nine months ended September 30, 2023. The decrease was mainly due to 53.2% fewer gold equivalent ounces sold, or $429.8 million, partially offset by an 18.5% higher average realized gold price, or $101.2 million. The decrease in gold ounces sold was primarily related to the suspension of operations at Çöpler following the Çöpler Incident. For a complete discussion of revenue by segment, refer to the Results of Operations below.
Cost of sales
Cost of sales decreased by $76.4 million, or 35.6%, to $138.3 million for the three months ended September 30, 2024, as compared to $214.7 million for the three months ended September 30, 2023. The decrease was mainly due to 60.9% fewer ounces of gold sold compared to the same period in 2023 primarily related to the suspension of operations at Çöpler following the Çöpler Incident and the suspension of operations at Seabee as a result of forest fires in the vicinity of the mine. For a complete discussion of cost of sales by segment, refer to the Results of Operations below.
Cost of sales decreased by $223.8 million, or 38.3%, to $360.8 million for the nine months ended September 30, 2024, as compared to $584.6 million for the nine months ended September 30, 2023. The decrease was mainly due to 53.2% fewer ounces of gold sold compared to the same period in 2023 primarily related to the suspension of operations at Çöpler following the Çöpler Incident. For a complete discussion of cost of sales by segment, refer to the Results of Operations below.
Depreciation, depletion, and amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change (%)	2024	2023	Change (%)
Depreciation, depletion, and amortization ($000s)	$30,443	$55,990	(45.6)%	$91,852	$147,727	(37.8)%
Gold equivalent ounces sold	96,143	196,088	(51.0)%	274,996	498,284	(44.8)%
Depreciation, depletion, and amortization per gold equivalent ounce sold	$317	$286	10.8%	$334	$296	12.8%
Depreciation, depletion, and amortization (“DD&A”) expense decreased by $25.5 million, or 45.6%, to $30.4 million for the three months ended September 30, 2024, as compared to $56.0 million for the three months ended September 30, 2023, primarily due to fewer gold equivalent ounces sold.
DD&A expense decreased by $55.9 million, or 37.8%, to $91.9 million for the nine months ended September 30, 2024, as compared to $147.7 million for the nine months ended September 30, 2023, primarily due to fewer gold equivalent ounces sold.
General and administrative expense
General and administrative expense for the three months ended September 30, 2024 was $19.0 million as compared to $17.5 million for the three months ended September 30, 2023. General and administrative expenses increased mainly due to higher employee compensation expense.
General and administrative expense for the nine months ended September 30, 2024 was $45.3 million as compared to $52.4 million for the nine months ended September 30, 2023. General and administrative expenses decreased mainly due to lower stock-based compensation expense of $5.7 million, which was a result of lower share price in 2024, and lower consulting and professional fees of $1.5 million.

Exploration and evaluation costs
Exploration and evaluation costs for the three months ended September 30, 2024 were $11.4 million compared to $14.9 million for three months ended September 30, 2023. Exploration and evaluation costs for the nine months ended September 30, 2024 were $32.9 million compared to $39.4 million for nine months ended September 30, 2023. Exploration and evaluation costs were lower due to reduced drilling activity during 2024 as compared to 2023. Exploration and evaluation costs were primarily related to the Sterling project at Marigold, exploration activities for the Cortaderas project at Puna, and surface exploration for the Amisk project at Seabee.
Reclamation and remediation costs
Reclamation and remediation costs for the three months ended September 30, 2024 were $2.4 million as compared to $2.2 million for the three months ended September 30, 2023. Reclamation and remediation costs were consistent quarter over quarter.
Reclamation and remediation costs for the nine months ended September 30, 2024 were $280.1 million as compared to $6.5 million for the nine months ended September 30, 2023. Reclamation and remediation costs increased by $273.6 million mainly due to reclamation and remediation costs related to the Çöpler Incident.
Care and maintenance
Care and maintenance costs for the three months ended September 30, 2024 were $39.4 million. Care and maintenance expense incurred during the third quarter of 2024 represents direct costs not associated with environmental reclamation and remediation costs of $16.5 million and depreciation of $13.3 million during the suspension of operations at Çöpler in addition to direct costs of $7.7 million and depreciation of $1.9 million during the suspension of operations at Seabee during the third quarter of 2024.
Care and maintenance costs for the nine months ended September 30, 2024 were $84.3 million. Care and maintenance expense incurred during 2024 represents direct costs not associated with environmental reclamation and remediation costs of $41.5 million and depreciation of $33.2 million during the suspension of operations at Çöpler in addition to direct costs of $7.7 million and depreciation of $1.9 million during the suspension of operations at Seabee during the third quarter of 2024.
Impairment charges
Impairment charges for the nine months ended September 30, 2024 were $114.6 million. The impairment charges were due to non-cash impairment charges of $114.2 million of heap leach pad inventory and related heap leach facilities due to the Çöpler Incident and non-cash impairment charges of $0.4 million resulting from the damage to plant and equipment due to the forest fires at Seabee.
Other operating expense (income), net
Other operating expense (income), net for the three months ended September 30, 2024 was $7.1 million as compared to nil for the three months ended September 30, 2023. The change is mainly due to $5.4 million in reduction in force payments, $4.0 million of expenses related to the Çöpler Incident, $4.9 million in other taxes, and $0.5 million loss on disposal of assets, partially offset by a change in contingency estimates and expenses related to the Çöpler Incident of $7.9 million.
Other operating expense (income), net for the nine months ended September 30, 2024 was $19.2 million as compared to $0.4 million for the nine months ended September 30, 2023. The change is due to $19.3 million of contingencies and expenses related to the Çöpler Incident and $4.9 million in other taxes, partially offset by a $5.1 million net gain on the sale and disposal of assets primarily attributable to the divestiture of San Luis.
Interest expense
Interest expense for the three months ended September 30, 2024 was $2.9 million as compared to $4.1 million for the three months ended September 30, 2023. Interest expense for the nine months ended September 30, 2024 was $9.7 million as compared to $14.1 million for the nine months ended September 30, 2023. The decreases were primarily due to lower debt balances outstanding during 2024 following the full repayment of the Term Loan in the third quarter 2023.

Other income (expense)
Other income (expense) for the three months ended September 30, 2024 was $8.6 million as compared to $11.4 million for the three months ended September 30, 2023. The changes were mainly due to the reduction in gains on investments and on marketable security sales of $5.5 million and the decrease in interest income of $2.2 million as a result of lower cash balances, partially offset by $4.2 million of other expense.
Other income (expense) for the nine months ended September 30, 2024 was $17.3 million as compared to $36.8 million for the nine months ended September 30, 2023. The changes were mainly due to the decrease in interest income of $7.7 million as a result of lower cash balances, reduction in gains on investments and on marketable security sales of $8.7 million, change in fair value of marketable securities of $6.1 million, partially offset by $2.3 million of other expense.
Foreign exchange gain (loss)
Foreign exchange loss for the three months ended September 30, 2024 was $7.5 million compared to a loss of $23.0 million for the three months ended September 30, 2023. During the three months ended September 30, 2024, the foreign exchange loss was mainly due to the weakening of the ARS against the USD and its impact on ARS-denominated assets.
Foreign exchange loss for the nine months ended September 30, 2024 was $7.6 million compared to a loss of $57.4 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the change in foreign exchange loss was mainly comprised of $42.5 million attributable to the weakening of the ARS against the USD and higher ARS-denominated assets at Puna in 2023 as compared to the same period in 2024, and $5.9 million attributable to the weakening of the TRY against the USD at Çöpler in 2023 compared to the same period in 2024, offset by higher TRY-denominated assets at Çöpler in 2024.
Income and mining tax benefit (expense)
Income and mining tax expense for the three months ended September 30, 2024 was $0.9 million as compared to an expense of $68.9 million for the three months ended September 30, 2023. The decrease in income tax expense was primarily a result of a one-time deferred tax charge of $68.9 million in 2023, following an increase in the corporate tax rate in Türkiye. This was partially offset by a $0.9 million increase in tax expense as a result of various factors including, foreign currency fluctuations, permanent tax differences, and changes in operating income.

Income and mining tax benefit for the nine months ended September 30, 2024 was $7.6 million as compared to a benefit of $11.7 million for the nine months ended September 30, 2023. The decrease in income tax benefit was primarily a result of a $73.2 million reduction in the tax benefits from foreign currency fluctuations on the Company’s deferred tax liabilities. This reduction in benefit was partially offset by the absence of a one-time deferred tax charge of $68.9 million in 2023, following an increase in the corporate tax rate in Türkiye.

Results of Operations
Çöpler, Türkiye

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Data	2024 (1)	2023	Change (%)	2024	2023	Change (%)
Gold produced (oz)	4,714	56,768	(91.7)%	26,541	163,873	(83.8)%
Gold sold (oz)	4,702	58,694	(92.0)%	28,662	165,905	(82.7)%
Average realized gold price ($/oz sold)	$2,510	$1,928	30.2%	$2,095	$1,930	8.5%

Ore mined (kt)	—	915	(100.0)%	266	3,278	(91.9)%
Waste removed (kt)	—	7,448	(100.0)%	3,571	17,664	(79.8)%
Total material mined (kt)	—	8,363	(100.0)%	3,837	20,942	(81.7)%

Ore milled (kt)	—	618	(100.0)%	343	2,022	(83.0)%
Gold mill feed grade (g/t)	—	2.92	(100.0)%	2.39	2.56	(6.6)%
Gold recovery (%)	—	85.1	(100.0)%	78.9	87.2	(9.5)%

Ore stacked (kt)	—	289	(100.0)%	184	631	(70.8)%
Gold grade stacked (g/t)	—	1.47	(100.0)%	1.17	1.40	(16.4)%

Cost of sales (2)	$5,047	$69,830	(92.8)%	$29,471	$199,425	(85.2)%
Cost of sales ($/oz gold sold) (2)	$1,073	$1,190	(9.8)%	$1,028	$1,202	(14.5)%
Cash costs ($/oz gold sold) (3)	$1,080	$1,167	(7.5)%	$1,030	$1,186	(13.2)%
AISC ($/oz gold sold) (3)	$5,266	$1,378	282.1%	$2,959	$1,397	111.8%
(1)Operations at Çöpler were suspended on February 13, 2024 following the Çöpler Incident and have not restarted. During the three months ended September 30, 2024, Çöpler produced and sold inventory that was in-circuit prior to the Çöpler Incident.
(2)Excludes depreciation, depletion, and amortization.
(3)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Çöpler. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to cost of sales, which is the comparable GAAP financial measure.
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Operations remained suspended following the Çöpler Incident. Care and maintenance expense of $29.8 million was recorded which represents direct costs not associated with the environmental reclamation and remediation costs and depreciation.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Operations were suspended following the Çöpler Incident on February 13, 2024 and resulted in a decrease in gold production and gold sold of 83.8% and 82.7%, respectively. Care and maintenance expense of $74.7 million was recorded which represents direct costs not associated with the environmental reclamation and remediation costs and depreciation.

Marigold, USA

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Data	2024	2023	Change (%)	2024	2023	Change (%)
Gold produced (oz)	48,189	83,272	(42.1)%	108,560	195,694	(44.5)%
Gold sold (oz)	47,100	83,103	(43.3)%	109,419	194,789	(43.8)%
Average realized gold price ($/oz sold)	$2,546	$1,908	33.4%	$2,351	$1,923	22.3%

Ore mined (kt)	7,151	7,732	(7.5)%	20,347	18,141	12.2%
Waste removed (kt)	15,392	16,329	(5.7)%	54,757	49,007	11.7%
Total material mined (kt)	22,543	24,061	(6.3)%	75,104	67,148	11.8%

Ore stacked (kt)	7,151	7,732	(7.5)%	20,347	18,141	12.2%
Gold grade stacked (g/t)	0.36	0.45	(20.0)%	0.24	0.46	(47.8)%

Cost of sales (1)	$74,106	$81,464	(9.0)%	$162,414	$199,970	(18.8)%
Cost of sales ($/oz gold sold) (1)	$1,573	$980	60.5%	$1,484	$1,027	44.5%
Cash costs ($/oz gold sold) (2)	$1,575	$981	60.6%	$1,486	$1,029	44.4%
AISC ($/oz gold sold) (2)	$1,828	$1,106	65.3%	$1,749	$1,423	22.9%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Marigold. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Gold production decreased 42.1% due to fewer tonnes and lower grade ore stacked in addition to timing of leach recoveries. Revenue decreased by $38.7 million, or 24.4%, of which $68.7 million was the result of fewer gold ounces sold, partially offset by a $30.0 million increase due to higher average realized gold price. Cost of sales decreased by $7.4 million, or 9.0%, due to fewer gold ounces sold, partially offset by lower grade ore stacked. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 60.5% and 60.6%, respectively, due to lower grade ore stacked and higher royalty costs. AISC per ounce of gold sold increased 65.3% as a result of higher cash costs per ounce of gold sold and higher sustaining capital expenditures.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Gold production decreased 44.5% due to lower grade ore stacked, partially offset by more ore tonnes stacked. Revenue decreased by $117.1 million, or 31.3%, of which $164.0 million was the result of fewer gold ounces sold, partially offset by a $46.9 million increase due to higher average realized gold price. Cost of sales decreased by $37.6 million, or 18.8%, due to fewer gold ounces sold, partially offset by higher mining costs as a result of more waste tonnes mined and lower grade ore stacked. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 44.5% and 44.4%, respectively, due to more waste tonnes mined and lower grade ore stacked. AISC per ounce of gold sold increased 22.9% due to higher cash costs per ounce of gold sold, partially offset by lower sustaining capital expenditures compared to the nine months ended September 30, 2023, which reflected the purchase of four haul trucks.

Seabee, Canada

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Data	2024	2023	Change (%)	2024	2023	Change (%)
Gold produced (oz)	10,252	19,823	(48.3)%	50,734	52,020	(2.5)%
Gold sold (oz)	11,250	19,430	(42.1)%	54,720	51,560	6.1%
Average realized gold price ($/oz sold)	$2,479	$1,884	31.6%	$2,232	$1,915	16.6%

Ore mined (kt)	56	108	(48.1)%	275	326	(15.6)%

Ore milled (kt)	56	105	(46.7)%	274	323	(15.2)%
Gold mill feed grade (g/t)	6.10	6.17	(1.1)%	6.01	5.29	13.6%
Gold recovery (%)	95.9	96.5	(0.6)%	96.0	96.5	(0.5)%

Cost of sales (1)	$14,404	$19,939	(27.8)%	$56,111	$61,476	(8.7)%
Cost of sales ($/oz gold sold) (1)	$1,280	$1,026	24.8%	$1,025	$1,192	(14.0)%
Cash costs ($/oz gold sold) (2)	$1,281	$1,027	24.7%	$1,026	$1,193	(14.0)%
AISC ($/oz gold sold) (2)	$2,301	$1,382	66.5%	$1,655	$1,742	(5.0)%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Seabee. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Gold production decreased 48.3% as a result of the temporary suspension of operations on August 21, 2024 due to forest fires in the vicinity of the mine. Revenue decreased by $8.7 million, or 23.8%, of which $15.4 million was a result of fewer gold ounces sold, partially offset by an increase of $6.7 million due to higher average realized gold price. Cost of sales decreased by $5.5 million, or 27.8%, as a result of fewer gold ounces sold, partially offset by lower grade and fewer ore tonnes milled. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased by 24.8% and 24.7%, respectively, due to lower grade and fewer ore tonnes milled. AISC per ounce of gold sold increased 66.5%% due to higher cash costs per ounce of gold sold and care and maintenance expenses incurred during the temporary suspension of operations.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Gold production decreased 2.5% due to fewer ore tonnes milled, partially offset by higher mill feed grade. Gold sold exceeded gold production during the nine months ended September 30, 2024 due to the timing of sales of finished goods inventory. Revenue increased by $23.6 million, or 23.9%, of which $6.0 million was a result of more gold ounces sold and $17.6 million was a result of higher average realized gold price. Cost of sales decreased by $5.4 million, or 8.7%, as a result of higher grade ore milled, partially offset by fewer ore tonnes milled. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold decreased 14.0% and 14.0%, respectively, due to higher grade ore milled. AISC per ounce of gold sold decreased 5.0% due to lower cash costs per ounce of gold sold, partially offset by care and maintenance expenses incurred during the temporary suspension of operations in the three months ended September 30, 2024.

Puna, Argentina

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Data	2024	2023	Change (%)	2024	2023	Change (%)
Silver produced ('000 oz)	2,885	2,645	9.1%	7,531	6,930	8.7%
Silver sold ('000 oz)	2,785	2,852	(2.3)%	6,933	7,090	(2.2)%
Lead produced ('000 lb)	15,005	10,403	44.2%	38,294	31,957	19.8%
Lead sold ('000 lb)	14,304	11,707	22.2%	35,355	34,882	1.4%
Zinc produced ('000 lb)	878	1,577	(44.3)%	2,954	5,805	(49.1)%
Zinc sold ('000 lb)	660	1,454	(54.6)%	2,589	6,174	(58.1)%
Gold equivalent sold (oz) (1)	33,091	34,861	(5.1)%	82,195	86,030	(4.5)%
Average realized silver price ($/oz)	$30.05	$21.99	36.7%	$28.23	$23.14	22.0%

Ore mined (kt)	648	522	24.1%	1,578	1,381	14.3%
Waste removed (kt)	1,535	1,356	13.2%	4,564	4,864	(6.2)%
Total material mined (kt)	2,183	1,878	16.2%	6,142	6,245	(1.6)%

Ore milled (kt)	486	445	9.2%	1,372	1,278	7.4%
Silver mill feed grade (g/t)	190.54	192.73	(1.1)%	176.32	175.61	0.4%
Lead mill feed grade (%)	1.46	1.14	28.1%	1.33	1.21	9.9%
Zinc mill feed grade (%)	0.19	0.32	(40.6)%	0.21	0.37	(43.2)%
Silver recovery (%)	97.0	96.0	1.0%	96.8	96.0	0.8%
Lead recovery (%)	96.0	93.4	2.8%	95.3	93.8	1.6%
Zinc recovery (%)	43.5	49.9	(12.8)%	46.6	55.4	(15.9)%

Cost of sales (2)	$44,724	$43,437	3.0%	$112,768	$123,736	(8.9)%
Cost of sales ($/oz silver sold) (2)	$16.06	$15.23	5.4%	$16.27	$17.45	(6.8)%
Cost of sales ($/oz gold equivalent sold) (1, 2)	$1,352	$1,246	8.5%	$1,372	$1,438	(4.6)%
Cash costs ($/oz silver sold) (3)	$11.66	$12.33	(5.4)%	$11.71	$13.57	(13.7)%
Cash costs ($/oz gold equivalent sold) (1, 3)	$982	$1,009	(2.7)%	$988	$1,119	(11.7)%
AISC ($/oz silver sold) (3)	$15.37	$13.04	17.9%	$15.36	$15.31	0.3%
AISC ($/oz gold equivalent sold) (1, 3)	$1,294	$1,067	21.3%	$1,296	$1,262	2.7%
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

Three months ended September 30, 2024 compared to three months ended September 30, 2023
Silver production increased 9.1% due to more ore tonnes milled. Silver sold decreased 2.3% due to the timing of concentrate sales. Revenue increased by $22.1 million, or 29.2%, of which $0.5 million was the result of higher volume of concentrate sold and $22.6 million was the result of higher average realized silver and zinc prices, partially offset by a $1.0 million decrease due to lower average realized lead price. Cost of sales increased by $1.3 million, or 3.0%, as a result of higher royalties and export duties. Cost of sales per ounce of silver sold increased by 5.4% due to more waste tonnes mined and higher royalties and export duties. Cash costs per ounce of silver sold decreased by 5.4% due to lower treatment and refining charges and an increase in by-product credits from higher lead and zinc sales. AISC per ounce of silver sold increased 17.9% due to higher sustaining capital expenditures and reclamation cost accretion and amortization.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Silver production increased 8.7% due to more ore tonnes milled. Silver sold decreased 2.2% due to the timing of concentrate sales attributable to transportation delays at the end of 2022, which resulted in a buildup of finished goods inventory that was subsequently sold in the first quarter of 2023. Revenue increased by $27.4 million, or 13.4%, of which $35.8 million was a result of higher average realized silver and zinc prices, partially offset by $1.9 million as a result of lower average realized lead price and $6.5 million due to lower volume of concentrate sold. Cost of sales decreased by $11.0 million, or 8.9%, due to lower transportation expenses, fewer waste tonnes mined, and fewer silver ounces sold. Cost of sales per ounce of silver sold decreased by 6.8% due to lower transportation expenses and fewer waste tonnes mined. Cash costs per ounce of silver sold decreased by 13.7% due to the decrease in cost of sales per ounce of silver sold discussed above, an increase in by-product credits from higher lead and zinc sales, and lower treatment and refining charges. AISC per ounce of silver sold increased 0.3% due to higher reclamation cost accretion and amortization.

Liquidity and Capital Resources
The Company continues to analyze its liquidity position subsequent to the Çöpler Incident, taking into consideration its available cash and cash equivalents; expected revenues and operating and capital expenditures for the Company’s other three mines; potential penalties and fines, restitution, and legal obligations; estimates of reclamation and remediation related costs; and care and maintenance expenditures at Çöpler over the next twelve months. As of September 30, 2024, the Company had $334.3 million of cash and cash equivalents, and the Company has no borrowings outstanding on the Second Amended Credit Agreement at this time. Each of the Company’s three other mines operates independently and are not dependent on cash flows or operational synergies associated with Çöpler. Based on this analysis, the Company believes that its current liquidity position is sufficient to sustain the operational needs for the Company’s three other mines, as well as satisfy reclamation and remediation related costs, monitoring and care and maintenance efforts at Çöpler, for the next twelve months without needing to borrow under its Second Amended Credit Agreement. The Company may still elect to borrow under the Second Amended Credit Agreement or seek alternate sources of capital for any liquidity needs. All debts, liabilities and obligations under the Second Amended Credit Agreement are guaranteed by the Company’s material subsidiaries and secured by certain of the Company’s assets and material subsidiaries and pledges of the securities of the Company’s material subsidiaries, but does not include the Çöpler assets and subsidiaries and other Alacer entities.
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
The Company manages its liquidity risk through the planning, budgeting and forecasting process, which is reviewed and updated on a regular basis, to help determine the funding requirements to support its current operations, expansion and development plans, and by managing its capital structure.
Cash and Cash Equivalents
At September 30, 2024, the Company had $334.3 million of cash and cash equivalents, a decrease of $158.1 million from December 31, 2023. Refer to the Cash Flows section below for additional detail of the Company’s cash flow activities. The Company held $316.7 million of its cash and cash equivalents balance in USD. Additionally, the Company held cash and cash equivalents of $7.1 million, $5.4 million and $4.9 million in ARS, CAD and TRY, respectively.
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
Refer to Part II, Item 8, Note 20 in the Annual Report on Form 10-K for further details.

Cash Dividends
Following the Çöpler Incident, the Board of the Directors of the Company suspended dividends. The Company does not know at this time when it may resume dividends. During the three and nine months ended September 30, 2024, the Company declared no dividends.
During the three and nine months ended September 30, 2023, the Company declared quarterly cash dividends of $0.07 during each quarter, for total dividends of $14.4 million during the three months ended September 30, 2023 and $43.2 million for the nine months ended September 30, 2023.
Share Repurchase Plan / Normal Course Issuer Bid
During the nine months ended September 30, 2024, and prior to the Çöpler Incident, the Company purchased 1,117,100 of its outstanding common shares at an average share price of $8.79 per share for total consideration of $9.8 million. No shares have been repurchased since the Çöpler Incident.
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

Cash Flows
The following table summarizes the Company's cash flow activity for nine months ended September 30:

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$(54,849)	$218,566
Cash used in investing activities	(103,556)	(280,211)
Cash provided by (used in) financing activities	4,610	(157,806)
Effect of foreign exchange rate changes on cash and cash equivalents	(4,358)	(31,880)
Increase (decrease) in cash, cash equivalents and restricted cash	(158,153)	(251,331)
Cash, cash equivalents, and restricted cash, beginning of period	492,494	689,106
Cash, cash equivalents, and restricted cash, end of period	$334,341	$437,775
Cash provided by (used in) operating activities
For the nine months ended September 30, 2024, cash provided by (used in) operating activities was $(54.8) million compared to $218.6 million for the nine months ended September 30, 2023. The change in cash provided by (used in) operating activities is mainly due to a 53.2% decrease in gold ounces sold as well as expenditures for remediation and care and maintenance primarily related to the suspension of operations at Çöpler, partially offset by a favorable working capital change and a 18.5% higher average realized gold in 2024 as compared to 2023.
Cash used in investing activities
For the nine months ended September 30, 2024, cash used in investing activities was $103.6 million compared to $280.2 million for the nine months ended September 30, 2023. The decrease of $176.7 million of cash used in investing activities is mainly due to spend of $120.0 million for the acquisition of the Hod Maden project in 2023 and lower capital expenditures of $59.7 million when compared to the nine months ended September 30, 2023.
Cash provided by (used in) financing activities
For the nine months ended September 30, 2024, cash provided by (used in) financing activities was $4.6 million compared to $(157.8) million for the nine months ended September 30, 2023. The change in cash provided by (used in) financing activities was mainly due lower cash payments for debt in the amount of $70.2 million, lower dividends paid in the amount of $43.2 million, a decrease in the purchases and cancellation of common shares in the amount of $35.5 million, partially offset by proceeds from related party debt of $13.9 million.
Contractual Obligations
As of September 30, 2024, there have been no material changes in the Company’s contractual obligations since December 31, 2023 to the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in the Annual Report on Form 10-K for information regarding the Company’s contractual obligations.

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

The following tables provide a reconciliation of cost of sales to cash costs and AISC:

	Three Months Ended September 30, 2024
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP) (1)	$5,047	$74,106	$14,404	$44,724	$—	$138,281
By-product credits	—	(22)	(12)	(13,813)	—	(13,847)
Treatment and refining charges	33	119	22	1,577	—	1,751
Cash costs (non-GAAP)	5,080	74,203	14,414	32,488	—	126,185
Sustaining capital expenditures	2,678	10,413	3,078	4,928	—	21,097
Sustaining exploration and evaluation expense	—	790	—	—	—	790
Care and maintenance (2)	16,507	—	7,713	—	—	24,220
Reclamation cost accretion and amortization	493	680	678	5,388	—	7,239
General and administrative expense and stock-based compensation expense	—	—	—	—	19,016	19,016
Total AISC (non-GAAP)	$24,758	$86,086	$25,883	$42,804	$19,016	$198,547

Gold sold (oz)	4,702	47,100	11,250	—	—	63,052
Silver sold (oz)	—	—	—	2,785,411	—	2,785,411
Gold equivalent sold (oz) (3)(4)	4,702	47,100	11,250	33,091	—	96,143

Cost of sales per gold equivalent ounce sold (1)(3)(4)	$1,073	$1,573	$1,280	$1,352	N/A	$1,438
Cash cost per gold ounce sold	$1,080	$1,575	$1,281	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$11.66	N/A	N/A
Cash cost per gold equivalent ounce sold (3)(4)	$1,080	$1,575	$1,281	$982	N/A	$1,312
AISC per gold ounce sold	$5,266	$1,828	$2,301	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$15.37	N/A	N/A
AISC per gold equivalent ounce sold (3)(4)	$5,266	$1,828	$2,301	$1,294	N/A	$2,065
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
(4)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Three Months Ended September 30, 2023
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP) (1)	$69,830	$81,464	$19,939	$43,437	—	$214,670
By-product credits	(1,307)	(26)	(16)	(12,987)	—	(14,336)
Treatment and refining charges	—	50	24	4,717	—	4,791
Cash costs (non-GAAP)	68,523	81,488	19,947	35,167	—	205,125
Sustaining capital expenditures	9,100	8,683	6,212	4,593	—	28,588
Sustaining exploration and evaluation expense(2)	1,156	1,009	—	(3,371)	—	(1,206)
Reclamation cost accretion and amortization	427	708	692	765	—	2,592
General and administrative expense and stock-based compensation expense	1,668	—	—	43	15,853	17,564
Total AISC (non-GAAP)	$80,874	$91,888	$26,851	$37,197	$15,853	$252,663

Gold sold (oz)	58,694	83,103	19,430	—	—	161,227
Silver sold (oz)	—	—	—	2,852,065	—	2,852,065
Gold equivalent sold (oz) (3)(4)	58,694	83,103	19,430	34,861	—	196,088

Cost of sales per gold equivalent ounce sold (1)(3)(4)	$1,190	$980	$1,026	$1,246	N/A	$1,095
Cash cost per gold ounce sold	$1,167	$981	$1,027	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$12.33	N/A	N/A
Cash cost per gold equivalent ounce sold (3)(4)	$1,167	$981	$1,027	$1,009	N/A	$1,046
AISC per gold ounce sold	$1,378	$1,106	$1,382	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$13.04	N/A	N/A
AISC per gold equivalent ounce sold (3)(4)	$1,378	$1,106	$1,382	$1,067	N/A	$1,289
(1)Excludes depreciation, depletion, and amortization.
(2)During the three months ended September 30, 2023, the Company reclassified Sustaining exploration and evaluation expense to Sustaining capital expenditures at Puna. These costs had been appropriately capitalized in prior periods, but had been reported as expense rather than capital in the AISC table. The update to the presentation for these costs did not impact the AISC per ounce calculation.
(3)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.
(4)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Nine Months Ended September 30, 2024
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP)(1)	$29,471	$162,414	$56,111	$112,768	$—	$360,764
By-product credits	(345)	(84)	(51)	(36,661)	—	(37,141)
Treatment and refining charges	384	266	102	5,097	—	5,849
Cash costs (non-GAAP)	29,510	162,596	56,162	81,204	—	329,472
Sustaining capital expenditures	12,368	25,150	24,184	11,837	—	73,539
Sustaining exploration and evaluation expense	—	1,418	—	—	—	1,418
Care and maintenance (2)	41,468	—	7,713	—	—	49,181
Reclamation cost accretion and amortization	1,472	2,221	2,526	13,463	—	19,682
General and administrative expense and stock-based compensation expense	—	—	—	—	45,329	45,329
Total AISC (non-GAAP)	$84,818	$191,385	$90,585	$106,504	$45,329	$518,621

Gold sold (oz)	28,662	109,419	54,720	—	—	192,801
Silver sold (oz)	—	—	—	6,933,096	—	6,933,096
Gold equivalent sold (oz) (3)(4)	28,662	109,419	54,720	82,195	—	274,996

Cost of sales per gold equivalent ounce sold(1)(3)(4)	$1,028	$1,484	$1,025	$1,372	N/A	$1,312
Cash cost per gold ounce sold	$1,030	$1,486	$1,026	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$11.71	N/A	N/A
Cash cost per gold equivalent ounce sold (3)(4)	$1,030	$1,486	$1,026	$988	N/A	$1,198
AISC per gold ounce sold	$2,959	$1,749	$1,655	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$15.36	N/A	N/A
AISC per gold equivalent ounce sold (3)(4)	$2,959	$1,749	$1,655	$1,296	N/A	$1,886
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
(4)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Nine Months Ended September 30, 2023
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP)(1)	$199,425	$199,970	$61,476	$123,736	$—	$584,607
By-product credits	(2,674)	(99)	(41)	(41,463)	—	(44,277)
Treatment and refining charges	—	509	73	13,964	—	14,546
Cash costs (non-GAAP)	196,751	200,380	61,508	96,237	—	554,876
Sustaining capital expenditures	26,313	73,994	26,220	9,900	—	136,427
Sustaining exploration and evaluation expense	3,271	815	—	—	—	4,086
Reclamation cost accretion and amortization	1,282	2,019	2,108	2,295	—	7,704
General and administrative expense and stock-based compensation expense	4,095	—	—	132	48,139	52,366
Total AISC (non-GAAP)	$231,712	$277,208	$89,836	$108,564	$48,139	$755,459

Gold sold (oz)	165,905	194,789	51,560	—	—	412,254
Silver sold (oz)	—	—	—	7,090,205	—	7,090,205
Gold equivalent sold (oz) (2)(3)	165,905	194,789	51,560	86,030	—	498,284

Cost of sales per gold equivalent ounce sold(1)(2)	$1,202	$1,027	$1,192	$1,438	N/A	$1,173
Cash cost per gold ounce sold	$1,186	$1,029	$1,193	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$13.57	N/A	N/A
Cash cost per gold equivalent ounce sold (2)(3)	$1,186	$1,029	$1,193	$1,119	N/A	$1,114
AISC per gold ounce sold	$1,397	$1,423	$1,742	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$15.31	N/A	N/A
AISC per gold equivalent ounce sold (2)(3)	$1,397	$1,423	$1,742	$1,262	N/A	$1,516
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
The following table provides a reconciliation of Net income (loss) attributable to SSR Mining shareholders to adjusted net income (loss) attributable to SSR Mining shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share)	2024	2023	2024	2023
Net income (loss) attributable to SSR Mining shareholders (GAAP)	$10,557	$15,159	$(266,832)	$119,838
Interest saving on 2019 Notes, net of tax	—	—	—	3,693
Net income (loss) used in the calculation of diluted net income per share	$10,557	$15,159	$(266,832)	$123,531

Weighted-average shares used in the calculation of net income
Basic	202,140	203,878	202,209	205,101
Diluted	202,447	203,878	202,209	217,902

Net income (loss) per share attributable to SSR Mining shareholders (GAAP)
Basic	$0.05	$0.07	$(1.32)	$0.58
Diluted	$0.05	$0.07	$(1.32)	$0.57

Adjustments:
Artmin transaction and integration costs	$—	$30	$—	$406
Effects of the Çöpler Incident (1)	(1,939)	—	319,981	—
Impairment of long-lived and other assets (2)	369	2,637	369	2,637
Change in fair value of marketable securities	(330)	555	(6,749)	(565)
Loss (gain) on sale of mineral properties, plant and equipment	—	560	—	1,610
Income tax impact related to above adjustments	187	(815)	1,208	(785)
Inflationary impacts on tax balances	(2,484)	(1,631)	(11,652)	(12,371)
Impact of income tax rate change in Türkiye	—	37,170	—	37,170
Other tax adjustments (3)	—	(625)	—	1,477
Adjusted net income (loss) attributable to SSR Mining shareholders (Non-GAAP)	$6,360	$53,040	$36,325	$149,417

Adjusted net income (loss) per share attributable to SSR Mining shareholders (Non-GAAP)
Basic	$0.03	$0.26	$0.18	$0.73
Diluted (4)	$0.03	$0.26	$0.18	$0.70
(1)The effects of the Çöpler Incident represent the following unusual and nonrecurring charges: (1) reclamation costs of $9.0 million and remediation costs of $209.3 million (amounts are presented net of pre-tax attributable to non-controlling interest of $50.1 million); (2) impairment charges of $91.4 million related to plans to permanently close the heap leach pad (amount is presented net of pre-tax attributable to non-controlling interest of $22.8 million); and (3) contingencies and expenses of $10.3 million (amount is presented net of pre-tax attributable to non-controlling interest of $2.6 million). Refer to Note 3 to the Condensed Consolidated Financial Statements for further details related to the impact of the Çöpler Incident.
(2)For the year ended September 30, 2024, impairments of long-lived and other assets are related to remote equipment damaged due to forest fires at Seabee. For the year ended September 30, 2023, impairments of long-lived and other assets represent non-cash write-downs of various assets and materials and supplies inventories.
(3)Represents charges related to a one-time tax imposed by Türkiye to fund earthquake recovery efforts, offset by a release of an uncertain tax position.
(4)Adjusted net income (loss) per diluted share attributable to SSR Mining shareholders is calculated using diluted common shares, which are calculated in accordance with GAAP. For the three months ended September 30, 2024, $1.2 million interest saving on 2019 Notes, net of tax, and potentially dilutive shares of approximately 13.0 million were excluded from the computation of diluted loss per common share attributable to SSR Mining shareholders in the Condensed Consolidated Statement of Operations as they were antidilutive. For the nine months ended September 30, 2024, $3.7 million interest saving on 2019 Notes, net of tax, and potentially dilutive shares of approximately 13.3 million were excluded from the computation of diluted loss per common share attributable to SSR Mining shareholders in the Condensed Consolidated Statement of Operations as they were antidilutive. These interest savings and shares were excluded in the computation of adjusted net income (loss) per diluted share attributable to SSR Mining shareholders for the three and nine months ended September 30, 2024 as they were antidilutive.

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
The following is a reconciliation of Net income (loss) attributable to SSR Mining shareholders to EBITDA and adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income (loss) attributable to SSR Mining shareholders (GAAP)	$10,557	$15,159	$(266,832)	$119,838
Net income (loss) attributable to non-controlling interests	(4,306)	(22,404)	(82,615)	24,297
Depletion, depreciation and amortization	30,443	55,990	91,852	147,727
Interest expense	2,942	4,080	9,702	14,099
Income and mining tax expense (benefit)	869	68,893	(7,641)	(11,707)
EBITDA (non-GAAP)	40,505	121,718	(255,534)	294,254
Artmin transaction and integration costs	—	30	—	406
Effects of the Çöpler Incident (1)	(2,424)	—	399,976	—
Impairments of long-lived and other assets (2)	369	2,637	369	2,637
Change in fair value of marketable securities	(330)	555	(6,749)	(565)
Loss (gain) on sale of mineral properties, plant and equipment	—	560	—	1,610
Adjusted EBITDA (non-GAAP)	$38,120	$125,500	$138,062	$298,342
(1)The effects of the Çöpler Incident represent the following unusual and nonrecurring charges: (1) reclamation costs of $11.2 million and remediation costs of $261.7 million; (2) impairment charges of $114.2 million related to plans to permanently close the heap leach pad; and (3) contingencies and expenses of $12.9 million. Refer to Note 3 to the Condensed Consolidated Financial Statements for further details related to the impact of the Çöpler Incident.
(2)For the year ended September 30, 2024, impairments of long-lived and other assets are related to remote equipment damaged due to forest fires at Seabee. For the year ended September 30, 2023, impairments of long-lived and other assets represent non-cash write-downs of various assets and materials and supplies inventories.

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
The following table provides a reconciliation of Cash provided by (used in) operating activities to free cash flow:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash provided by (used in) operating activities (GAAP)	$(54,849)	$218,566
Expenditures on mineral properties, plant and equipment	(104,961)	(164,633)
Free cash flow (non-GAAP)	$(159,810)	$53,933
Critical Accounting Estimates
Refer to the Company’s Management’s Discussion and Analysis of Critical Accounting Estimates included in Part II of Form 10-K.
New Accounting Pronouncements
For a discussion of Recently Issued Accounting Pronouncements, see Note 2 of the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks during the three month period ended September 30, 2024.
For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7A of the Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Management assessed the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon its assessment, Management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the most recent quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, the Company and its subsidiaries have become involved in litigation relating to claims arising out of operations in the normal course of business. Information regarding legal proceedings is contained in Note 20 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.
On March 18, 2024 and March 22, 2024, two related putative securities class actions, Karam Akhras v. SSR Mining Inc., et. al., Case No. 24-cv-00739 and Eric Lindemann v. SSR Mining Inc., et. al., Case No. 24-cv-00808, were filed in the United States District Court for the District of Colorado (collectively, the “US Securities Actions”). The US Securities Actions assert claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against the Company, as well as certain of its current and former members of management (the “Individual Defendants”, and together with the Company, the “Defendants”) and for alleged violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaints allege that certain public statements made by the Defendants were rendered materially false and misleading with respect to, among other things, the adequacy of the Company’s internal controls relating to its safety practices and operational integrity at its Çöpler mining facility in Türkiye. On August 2, 2024, the US Securities Actions were consolidated as Consolidated Civil Action No. 1:24-cv-00739-DDD-SBP (the “Consolidated US Securities Action”).
Additionally, two putative securities class actions, Glenna Padley v. SSR Mining Inc., et. al. and Abdurrazag Mutat v. SSR Mining Inc., et al., were filed on March 27, 2024 and April 23, 2024, respectively, in the Supreme Court of British Columbia (the “BC Actions”). Two additional putative securities class actions, Chao Liang v. SSR Mining Inc., et. al. (the “Liang Action”) and Michael Jones v. SSR Mining., et. al. (the “Jones Action”), were filed on April 5, 2024 and May 1, 2024, respectively, in the Ontario Superior Court of Justice (the “Ontario Actions” and together with the BC Actions, the “Canadian Securities Actions”). The Canadian Securities Actions assert claims for alleged misrepresentations by the Defendants at common law and in contravention of applicable Provincial securities law disclosure obligations. On August 9, 2024, carriage of the proposed Ontario Actions was granted to the Liang Action. The Jones Action is stayed as of such decision.
The Consolidated US Securities Action and Canadian Securities Actions seek unspecified compensatory damages on behalf of the putative class members. The Company, along with the Individual Defendants, are defending themselves against these claims.

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
There were no unregistered sales of equity securities during the quarter ended September 30, 2024.
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

SSR MINING INC. Registrant
Date: November 6, 2024	/s/ Michael J. Sparks
Name: Michael J. Sparks Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2024	/s/ Russell Farnsworth
Name: Russell Farnsworth Title: Vice President, Controller (Principal Accounting Officer)