Form 10-K
period 2024-12-31
SSR MINING INC.
filed 2025-02-18
CIK 921638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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

At June 30, 2024, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $906,492,068 based on the closing sale price as reported on Nasdaq Global Market on that date. There were 202,386,185 common shares outstanding on January 31, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
Çöpler Incident
On February 13, 2024, SSR Mining Inc. and its subsidiaries (collectively, “SSR Mining,” or the “Company”) suspended all operations at its Çöpler property, in Türkiye, as a result of a significant slip on the heap leach pad (the “Çöpler Incident”). Nine employees lost their lives in connection with the Çöpler Incident. The Company continues to support the employees, families, and community members impacted by the Çöpler Incident.
In partnership with the Turkish authorities, the Company has worked to remediate the site. As of December 31, 2024, all of the displaced heap leach material in the Sabırlı Valley has been moved to temporary storage locations. As part of the remediation work, the heap leach pad will be permanently closed, and heap leach processing will no longer take place at Çöpler. Public statements from Turkish government officials have consistently confirmed that there has been no recordable contamination to local soil, water or air in the sampling locations resulting from the displaced heap leach material.
Following the Çöpler Incident, the Company commissioned Call & Nicholas, Inc. (“CNI”), an international mining consulting firm that specializes in geological engineering, geotechnical engineering, and hydrology, to conduct an independent review of the heap leach failure at Çöpler. After analysis of the engineering design, construction, and operation of the heap leach facility, and comprehensive reverse-engineering of the failure, CNI determined that the most likely cause of the Çöpler Incident was a deeply-rooted flaw in the third-party engineered design of the heap leach pad. The review found that in the third-party engineered design, the assessment of the test data overestimated the shear strength properties of the liner system at the base of the heap leach, which inflated the calculated factor of safety values in the third-party engineered design. This error resulted in insufficient shear strength along the liner interface to support the as-designed heap leach facility. CNI also determined that in all material respects, the heap leach pad construction and operation was carried out in conformance with the issued-for-construction engineered design parameters. In addition, CNI’s review did not find any substantiation that excess water, ground vibrations from blasting, nor stacking beyond the design caused the event.
As previously disclosed, on August 20, 2024, a local court issued a decision cancelling the Çöpler mine’s environmental impact assessment, which was approved in 2021 (the “2021 EIA”). The Turkish Ministry of Environment, Urbanization and Climate Change filed an appeal of the decision, and the Company filed a simultaneous intervener appeal as well. On February 11, 2025 the Turkish Council of State affirmed the finding of the lower court. As previously disclosed, with the cancellation of the 2021 EIA, the operating guidelines at Çöpler revert to those outlined in the Company’s prior Environmental Impact Assessment, which was issued in 2014 (the “2014 EIA”). Among other operating considerations, the 2014 EIA prescribes a lower throughput rate for the sulfide plant operations of 6,000 tonnes per day, as compared to 9,000 tonnes per day under the 2021 EIA.
SSR Mining continues to work closely with the relevant authorities to advance the restart of the Çöpler mine. When all necessary regulatory approvals, including the operating permits, are reinstated, it is anticipated that initial operations at Çöpler could restart within 20 days and would consist of processing a combination of stockpiled ore and ore mined from Çakmaktepe, while the remediation work continues. At this time, we are not able to estimate or predict when and under what conditions we will resume operations at Çöpler.
For further information on the Çöpler mine, including its ownership structure, see Item 2. Properties under the heading “Çöpler Property, Erzincan Province, Türkiye.” Çöpler constitutes a single reporting segment for the Company, as do each of the Company's three other mines, Marigold, Puna, and Seabee. For financial information of the Company’s segments for the years ended December 31, 2024, 2023 and 2022, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 to the Consolidated Financial Statements.
See Item 1A. Risk Factors for additional information.

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
Segment Information
The Company’s operations consist of four mine sites - Çöpler, located in Erzincan Province, Türkiye (“Çöpler”), Marigold, located in Nevada, United States (“Marigold”), Seabee, located in Saskatchewan, Canada (“Seabee”), and Puna, located in Jujuy Province, Argentina (“Puna”) - each of which is a reportable operating segment and which are also referred to as producing assets. The contributions to revenue by reportable operating segment for the year ended December 31, 2024 were 7% from Çöpler (2023 – 31%; 2022 – 31%), 41% from Marigold (2023 – 38%; 2022 – 30%), 19% from Seabee (2023 – 11%; 2022 – 21%) and 33% from Puna (2023 – 20%; 2022 – 18%). See Note 5 to the Consolidated Financial Statements for further information relating to reportable operating segments.
The Company also participates in exploration and development activities at properties located in the United States, Argentina, Canada and Türkiye. See Item 2. Properties, for further information about the Company’s production and exploration properties.
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
During 2024, sales of gold doré accounted for 67% of revenue, with 30% sold to Canadian Imperial Bank of Commerce (“CIBC”) and 13% sold to Asahi Refining. During 2023, sales of gold doré accounted for 80% of revenue, with 31% sold to Central Bank of Türkiye and 33% to CIBC. During 2022, sales of gold doré accounted for 82% of revenue, with 31% sold to Central Bank of Türkiye, 28% to CIBC and 16% to Bank of Montreal.
The Company sells lead and zinc concentrate with high silver content, through contractual arrangements with smelters and traders located in Asia and Europe. The concentrates are sold under supply contracts updated annually or as needed through spot sales, with processing fees based on the demand for the concentrates in the global marketplace.

The Company’s product revenue by category for the following years was as follows:

	Year Ended December 31,
Product Revenue (1)	2024	2023	2022
Gold	67%	80%	82%
Silver	27%	15%	14%
Lead	5%	3%	3%
Zinc	—%	1%	1%
Other (2)	1%	1%	—%
(1) The Company also realizes de minimis revenue from copper.
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
The London Bullion Market Association (“LBMA”) average gold and silver prices for the following years were as follows:

	Year Ended December 31,
	2024	2023	2022
LBMA Average Gold Prices Per Ounce	$2,387	$1,943	$1,800
LBMA Average Silver Prices Per Ounce	$28.25	$23.39	$21.73
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
We maintain insurance policies against property loss and business interruption and insure against risks that are typical in the operation of our business, in amounts that we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with a particular event. Additionally, any insurance recovery which the Company may receive may not be adequate to cover the total losses and liabilities resulting from a particular event, including, but not limited to, the Çöpler Incident or the temporary closure of the Seabee mine during the third quarter of 2024 as a result of forest fires in the vicinity of the mine. At this time, we do not expect our potential insurance coverage will fully cover the losses and liabilities that are expected to result from the Çöpler Incident, and we have not determined if they will be adequate to cover the losses and liabilities that are expected to result from the temporary closure of Seabee, if at all. See Item 1A. Risk Factors, below for further information.
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

The Company’s Environmental & Sustainability Policy defines the organization’s commitments to responsible environmental stewardship and to the health and welfare of the people and communities in which the Company operates. The policy is designed to guide the Company in advancing each of those commitments. The Company publishes an ESG and Sustainability Report, which outlines the Company’s approach to sustainability across a range of areas and summarizes the Company’s sustainability performance. The Company’s Environmental & Sustainability Policy and its ESG and Sustainability Data are available on the Company’s website.
The Company’s Board of Directors (the “Board”) has also established a Technical, Safety and Sustainability Committee (the “TSS Committee”) that, as part of its mandate, is responsible for reviewing the Company’s safety, health, security, risk, environment, community relations and sustainability policies and practices, and monitoring the Company’s performance in these areas. Additionally, under the TSS Committee charter, the TSS Committee reviews significant incidents relating to these areas. The TSS Committee’s charter is available on the Company’s website.

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
Turkish government officials have stated that there has been no recordable contamination to local soil, water or air in the sampling locations resulting from the displaced heap leach material in connection with the Çöpler Incident. The Company continues to work with the Ministry of Environment, Urbanization and Climate Change of Türkiye on remediation of the affected areas at Çöpler. See Item 1A. Risk Factors, below for further information.
Reclamation and Remediation
The Company’s mining, exploration and development activities are subject to various federal, provincial, state and municipal laws and regulations relating to the protection of the environment, including requirements for closure and reclamation of mining properties. The Company has certain reclamation obligations at its mineral properties, including Çöpler, Marigold, Seabee and Puna. Reclamation obligations may be backed by bonds or other financial assurances held by the relevant jurisdictional authority. As required by the Company’s environmental permits, all closure plans are periodically updated. The Company accrues remediation costs when it is probable that an obligation has been incurred and the cost can be reasonably estimated. In addition to the remediation costs, estimates may include ongoing care, maintenance, and monitoring costs. The Company recorded reclamation and remediation costs of approximately $272.9 million during 2024 as a result of the Çöpler Incident.
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

Human Capital Management
Employees and Contractors
As of December 31, 2024, the Company employed approximately 2,300 full-time employees and 1,200 contract employees throughout the United States, Canada, Argentina and Türkiye.
Certain of the Company’s employees in Türkiye and Argentina are represented by a union. As of December 31, 2024, approximately 32% of the Company’s workforce were represented by a union.
Diversity and Inclusion
The Company recognizes that a workforce composed of many individuals with a mix of skills, experience, perspectives, backgrounds and characteristics leads to a more robust understanding of opportunities, issues and risks, and to stronger decision-making. Given the broad geographic footprint of the Company’s operations, we benefit from a meaningfully diverse workforce. The Board also recognizes that a diverse board of directors makes prudent business sense and makes for better oversight and corporate governance and is committed to a merit-based process, which is based on objective criteria, solicits multiple perspectives and is free of conscious or unconscious bias and discrimination, for the identification and selection of nominees to the Board. The Company is a member of the Catalyst Accord 2022 and the 30% Club Canada. These initiatives are aimed at accelerating the advancement of women in the workplace with a target goal of at least 30% representation of women on public-company boards. Over 44% of the current independent Board members self-identify as being “diverse.”
The Company has adopted a Diversity Policy, and the Company’s diversity initiatives are overseen by the Corporate Governance and Nominating Committee at the Board level and by the Compensation and Leadership Development Committee across the Company. The Diversity Policy is reviewed annually and is available on the Company’s website. In addition, the Company’s Code of Business Conduct and Ethics (the “Code of Conduct”), available on the Company's website, promotes and supports diversity and inclusion.
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

Available Information
SSR Mining Inc. was incorporated in British Columbia, Canada in 2005 and its predecessor companies date back to 1946. The corporate office is located at Suite 1300 - 6900 E. Layton Ave Denver, Colorado 80237. SSR Mining’s common shares are listed on the Nasdaq Global Select Market (“Nasdaq”) and the Toronto Stock Exchange (“TSX”) under the trading symbol “SSRM.” The Company’s CHESS depositary interests (“CDIs”) are listed under the ticker symbol “SSR” on Australian Securities Exchange (“ASX”).
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

ITEM 1A. RISK FACTORS
Certain statements contained in this report (including information incorporated by reference herein) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provided for under these sections. Forward looking statements can be identified with words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “intend,” “estimate,” “projects,” “predict,” “potential,” “continue” and similar expressions, as well as statements written in the future tense. When made, forward-looking statements are based on information known to management at such time and/or management’s good faith belief with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the Company’s forward-looking statements. Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements include, without limitation: all information related to the Çöpler Incident, including any statements about the impact of the Çöpler Incident on our business, financial condition, results of operations and cash flow, affected individuals and the surrounding community, forecasts and outlook; timing, production, cost, operating and capital expenditure guidance; the Company’s intention to return excess attributable free cash flow to shareholders; the timing and implementation of the Company’s dividend policy; the implementation of any share buyback program; statements regarding plans or expectations for the declaration of future dividends and the amount thereof; future cash costs and all-in sustaining costs (“AISC”) per ounce of gold, silver and other metals sold; the prices of gold, silver, copper, lead, zinc and other metals; mineral resources, mineral reserves, realization of mineral reserves, and the existence or realization of mineral resource estimates; the Company’s ability to discover new areas of mineralization; the timing and extent of capital investment at the Company’s operations; the timing of production and production levels and the results of the Company’s exploration and development programs; current financial resources being sufficient to carry out plans, commitments and business requirements for the next twelve months; movements in commodity prices not impacting the value of any financial instruments; estimated production rates for gold, silver and other metals produced by the Company; the estimated cost of sustaining capital; availability of sufficient financing; receipt of regulatory approvals; the timing of studies, announcements, and analysis; the timing of construction and development of proposed mines and process facilities; ongoing or future development plans and capital replacement; estimates of expected or anticipated economic returns from the Company’s mining projects, including future sales of metals, concentrate or other products produced by the Company and the timing thereof; the Company’s plans and expectations for its properties and operations; the Company's ability to efficiently integrate acquired mines and businesses and to manage the costs related to any such integration, or to retain key technical, professional or management personnel; and all other timing, exploration, development, operational, financial, budgetary, economic, legal, social, environmental, regulatory, and political matters that may influence or be influenced by future events or conditions.
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
Risks Related to the Çöpler Incident:
•As a result of the Çöpler Incident, the Company is subject to new and ongoing risks.
Risks Related to the Company’s Operations and Business:
•The Company’s production, development plans and cost estimates may vary and/or not be achieved.
•Changes in the market prices of gold, silver and other metals, which in the past have fluctuated widely, will affect the Company’s operations.
•The Company’s estimates of mineral reserves and mineral resources ("MRMR") are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.
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
Risks Related to the Çöpler Incident
As a result of the Çöpler Incident, we are exposed to a number of new risks, described below, that will have an uncertain and potentially adverse impact on our business, consolidated results of operations, financial position and cash flows, which could be material. In addition, a number of existing risks identified in other sections of this report will be exacerbated as a result of the Çöpler Incident.

Actual and potential losses and liability resulting from the Çöpler Incident could have a material adverse effect on our financial condition, liquidity, cash flows and results of operations.
On February 13, 2024, the Company suspended operations at Çöpler as a result of a significant slip on the heap leach pad. We cannot determine at this time when operations will resume at Çöpler, if at all. The Çöpler Incident is expected to have a significant, ongoing impact on the Company’s cash flows, liquidity and capital resources, even after we are permitted to resume operations. Although the Company currently estimates its existing capital resources and the cash flows generated from its other mine properties will continue to be sufficient to meet the Company’s ongoing cash flow, capital expenditure and other business requirements for the foreseeable future, there are a number of factors that may change the Company’s estimate or that the Company was not able to estimate and, therefore, the Company’s expected cash requirements may increase. These factors include, among other things, the cost of the remediation of the Çöpler site, the potential legal and regulatory obligations and associated fines and penalties that may arise, the extent of third-party liability, the availability and extent of property and liability insurance and the impact of debt covenants and other contractual obligations. If the Company’s estimates of the costs and other expenditures that it will incur in connection with the Çöpler Incident are incorrect or insufficient, it may result in a material adverse effect on Company’s liquidity, cash flows, results of operations and business.
Ongoing investigations and remediation in connection with the Çöpler Incident could have a material adverse effect on the operation.
The Türkiye governmental authorities continue their investigations into the Çöpler Incident. The Türkiye government has arrested and charged certain of our employees as part of this investigation. As a result of the investigations, the Company may face, among other things, criminal and/or civil sanction, which may include significant fines, orders for remediation and restitution and loss of permits and/or the ability to operate Çöpler. The Türkiye government has revoked Çöpler’s environmental and operating permits in connection with the incident, and the Company cannot predict when or if such permits will be reinstated and under what conditions.
Additionally, planning and engineering for the long-term storage and remediation of the displaced heap leach material is ongoing and subject to direction and approval of the applicable Turkish authorities. We cannot predict the final remediation or storage plans, the timing of any such approval or completion of such plans and the costs associated with these plans. Actual costs of long-term storage and remediation may vary significantly from our current estimates, which could have a material adverse impact on our cash flows, results of operations or financial condition.
The Çöpler Incident may result in environmental contamination of the surrounding area.
While we are not aware of any recordable contamination to local soil, water or air from the Çöpler Incident from the sampling to date, there can be no guarantee that there will not be any future environmental impact on the areas surrounding the site or that the Turkish authorities or third parties will not assert that the Çöpler Incident resulted in contamination or some other environmental impact. If the incident resulted (or if applicable Turkish authorities determine that it resulted) in environmental contamination, we may become financially responsible for the remediation, penalties and liable for claims by affected parties, which could be significant. If we are held responsible for an environmental contamination, that could affect, among other things, our ability to operate in Türkiye, our reputation and our business more generally, and results of operations and financial condition.
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

Additionally, on August 20, 2024, the local Turkish court issued a decision cancelling the Çöpler mine's environmental impact assessment, which was approved in 2021 (the "2021 EIA"), due to insufficiencies in the 2021 EIA approval process. On February 11, 2025, the Turkish Council of State affirmed the decision of the lower court. As a result of the cancellation of the 2021 EIA, the operating guidelines at Çöpler revert to those outlined in the Company’s prior Environmental Impact Assessment, which was issued in 2014 (the “2014 EIA”), which, among other considerations, prescribes a lower throughput rate for the sulfide plant operations. If the Company is permitted to resume operations at Çöpler, it may not be able to operate the mine under the parameters of the 2014 EIA, if at all. There can be no guarantee that the mine, if operations are permitted to resume, will be able to operate under the parameters of the 2021 EIA in the future, if at all. At this time, the Company cannot fully assess the entire scope of the impact of operating under the 2014 EIA.
Covenants and events of default in our debt instruments could limit our ability to borrow funds under such instruments and adversely affect our liquidity and such debt instruments allow for acceleration of repayment of our borrowings under certain conditions.
Our Second Amended Credit Agreement and the indenture governing the 2019 Notes (as defined herein) contain a number of covenants and events of default, which may be implicated by the Çöpler Incident. Although we do not believe the Çöpler Incident was a material adverse event under the terms of the Second Amended Credit Agreement or that there has been a violation of any covenant or an event of default, if it was later determined that the Çöpler Incident or an event that occurs as a result of the Çöpler Incident, such as an action by Turkish authorities, is a material adverse event or the resulting events triggered a violation of a covenant or an event of default, the lenders under the Second Amended Credit Agreement may be permitted to terminate all commitments to extend credit under the Second Amended Credit Agreement and, if we had outstanding borrowings, to exercise remedies against the collateral pledged to secure the obligations thereunder. As of the date of this report, we do not have any outstanding borrowings under our Second Amended Credit Agreement. The Second Amended Credit Agreement also requires us to maintain specified financial ratios and satisfy other financial tests and make certain representations and warranties whenever we are borrowing under the Second Amended Credit Agreement. Our ability to meet those financial ratios and tests and to be able to make such required representations and warranties may be negatively affected by the Çöpler Incident and we may not be permitted to borrow under the Second Amended Credit Agreement. If our lenders terminate all commitments to extend further credit or restrict our ability to borrow under the Second Amended Credit Agreement, we may not have access to adequate financial resources to fund our business and planned capital expenditures, which may have a material adverse impact on our cash flows, results of operations or financial condition and liquidity position. In addition, our noteholders may choose to assert that the Çöpler Incident has resulted in an event of default or certain other conditions that would permit them to accelerate the repayment of the 2019 Notes, and we may not have sufficient assets to repay that indebtedness. We do not believe that the Çöpler Incident has resulted in any events or conditions that would permit the noteholders to seek to accelerate the 2019 Notes.
Responding to the Çöpler Incident, including remediation effort requires significant management attention.
The health, safety, and well-being of our employees, contractors, and their families following the Çöpler Incident, responding to inquiries from the government of Türkiye and progressing the remediation and the steps necessary to resume operations at Çöpler have been key areas of focus and the priority of the management team since the Çöpler Incident. Our management team will continue to be focused on the remediation effort and responding to the legal and other claims to which the Company has and may in the future become subject. This will continue to require substantial management time and attention, which may divert management from overseeing the operations of the Company’s other mines and focusing on developing and executing on our overall strategy.
The Çöpler Incident could impact the ongoing development of Hod Maden.
While the Çöpler Incident has not impacted our development plan with respect to Hod Maden to date, there can be no guarantee that direct or indirect impacts will not arise in the future. As a result of the Çöpler Incident, the Türkiye government could rescind or revoke permits associated with our Hod Maden development or otherwise prevent us from completing or participating in the development of Hod Maden. The ability to continue with the development or participation in the Hod Maden project may have a material adverse impact on the Company's cash flows, results of operations or financial condition or our ongoing joint venture relationships and operations in Türkiye.

The Company’s access to capital in a timely manner and on acceptable terms may be negatively impacted by the Çöpler Incident.
Although we currently do not believe that we will need to seek external sources of funding to operate our business, fund the remediation of the Çöpler Incident, or support the additional costs and other liabilities that could arise over the next 12 months, the Çöpler Incident may negatively impact our access to capital through available sources of debt and equity financings in a timely manner and on acceptable terms. Additionally, to the extent we are put on a “watch” or our credit rating is downgraded by one or more rating agencies as a result of an event related to the Çöpler Incident our access to capital will be further impacted. If our current expectations regarding our need for external sources of financing are inaccurate and we are unable to access external sources of financing for our business, the remediation of the Çöpler Incident and the associated costs and potential liabilities, our financial condition, liquidity, cash flows and results of operations may be adversely impacted.
The Company’s insurance coverage may not cover all of the Company’s potential losses, liabilities and damages related to Çöpler Incident.
As a result of the Çöpler Incident, the Company and certain of its current and former officers and directors is subject to securities class actions in the United States and Canada, and it is possible that the Çöpler Incident could result in significant additional claims for damages, including, potentially, claims for loss of life and property or environmental damage, or securities losses. We have no ability to estimate the timing, extent or the significance of any of these claims. Therefore, these events could materially affect the Company’s business, reputation, financial condition and results of operations. If the Company is held responsible for loss of life, environmental and other property damage caused by the Çöpler Incident, it could have a material impact on the Company’s financial condition, liquidity, cash flows and results of operations. The Company has insurance coverage for third party claims, but the aggregate losses associated with the Çöpler Incident could significantly exceed the amount of available insurance coverage. The Company is incurring legal and consulting fees to manage current and potential lawsuits and financial implications related to the Çöpler Incident, and those amounts are likely to be material, and are in addition to the claims for damages, which could be significant.
Additionally, to the extent that any liability that we may have in connection with the Çöpler Incident is or may be indemnifiable by a third-party, such third-party may not carry sufficient insurance coverage or have sufficient funds to meet the full extent of any such indemnification claim. There is no guarantee that the Company could recover from any third-party an amount sufficient to cover the aggregate losses associated with the Çöpler Incident, if the Company can recover any amount at all.
The Company’s share price may continue to be volatile.
As a result of the Çöpler Incident, our share price has experienced a significant decline on both Nasdaq and the TSX and experienced increased trading volume volatility. It is likely that our share price will continue to be volatile as a result of decreased investor confidence in the Company and the release of new information about the Çöpler Incident or the Company, including, among other things,updates regarding the timing or likelihood of returning to operations at Çöpler, actions taken by the Türkiye government, lawsuits or claims filed against us, or financial implications arising from the incident. Additionally, media reports and social media stories, whether or not substantiated, could have an impact on our share price. These factors could subject the market price of our common shares to price fluctuations regardless of our underlying operating performance. As a result, our share price may continue to be volatile.

Risks Related to the Company’s Operations and Business
The Company’s production, development plans and cost estimates may vary and/or not be achieved.
The Company has prepared estimates of future production, operating costs and capital costs for its Çöpler, Marigold, Seabee and Puna operating mines, and the Company’s technical studies and reports for the Company’s operating mines and other projects, as may be amended or updated from time to time, contain estimates of future production, development plans, operating and capital costs and other economic and technical estimates relating to these projects. These estimates are based on a variety of factors and assumptions and there is no assurance that such production, plans, costs or other estimates will be achieved. Actual production, costs and financial returns may vary significantly from the estimates depending on a variety of factors, many of which are not within the Company’s control. For example, on February 13, 2024, the Company suspended operations at Çöpler as a result of the Çöpler Incident and the Company is unable to reasonably estimate the full impact of the Çöpler Incident on the longer-term financial position, results of operations and cash flows at this time. These factors primarily include, but are not limited to: actual ore mined varying from estimates of grade, tonnage, dilution, metallurgical and other characteristics; short-term operating factors, such as the need for sequential development of ore bodies and the processing of new or different ore grades from those planned; mine failures, slope failures, equipment failures or accidents and the exposure for related claims of loss and liabilities; and encountering unusual or unexpected geological conditions. Failure to achieve estimates or material increases in costs could have a material adverse impact on the Company’s future cash flows, profitability, results of operations and financial condition.
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
•increased import and export taxes;
•inflation and/or expectations for inflation;
•other political and economic conditions, including interest rates and currency values; and
•changing investor or consumer sentiment, including in connection with transition to a low-carbon economy, investor interest in crypto currencies and other investment alternatives and other factors.
The Company cannot predict the effect of these factors on metal prices. For example, average gold prices for 2024 were $2,387 per ounce (2023: $1,943; 2022: $1,800), average silver prices for 2024 were $28.25 per ounce (2023: $23.39; 2022: $21.73), average lead prices for 2024 were $0.93 per pound (2023: $0.99; 2022: $0.91) and average zinc prices for 2024 were $1.14 per pound (2023: $0.92; 2022: $1.60). Any decline in our realized prices adversely impacts our revenues, net income and operating cash flows.

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
The Company’s ability to mine, process and sell products is critical to our operations. The Company’s operations depend on the continued availability and delivery of supplies of consumables, including, but not limited to, diesel, tires, sodium cyanide and reagents, and capital items to operate efficiently. In addition to consumables, continuous supplies of energy, water, equipment and labor are critical to the Company’s operations, the costs of which are subject to worldwide supply and demand as well as other factors beyond the Company’s control. Supply chain disruptions, power outages, labor disputes and/or strikes, geopolitical activity, health emergencies in the regions where we operate, weather events and natural disasters could seriously harm the Company’s operations as well as the operations of the Company’s customers and suppliers. Further, the Company’s suppliers may experience capacity limitations in their own operations or may elect to reduce or eliminate certain product lines, all of which is beyond the Company’s control but could have a material adverse effect on the Company’s operations and revenue.
Likewise, disruptions in the transportation and delivery of consumables and other products may impact our ability to sell our own products and deliver them to our customers on time. Transportation of any good is subject to numerous risks including, but not limited to, roadblocks, terrorism, interruption by domesticated and non-domesticated herding animals, theft, weather conditions, environmental liabilities in the event of an accident or spill, inability to transport oversized loads, personal injury and loss of life. In addition, the costs of transporting materials and products through our chain of sourcing and production may increase, and such increases could be significant. If the Company experiences prolonged disruption to the delivery of such consumables, the Company’s production efficiency and ability to effectively complete capital projects requiring such deliveries may be reduced. Separately, if a seasonal access route, including, but not limited to, the seasonal ice road constructed to access Seabee, becomes unusable or unavailable for any reason, the Company may incur significant costs to arrange alternative transportation, if such alternative transportation is even available or possible. There can be no assurance that these transportation risks will not have an adverse effect on any site, particularly Seabee, and therefore on the Company’s profitability.
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
•natural disasters, weather or severe climate impacts, including, without limitation, prolonged or unexpected precipitation, drought and/or sub-zero temperatures; and
•potential delays and restrictions in connection with health and safety issues, including pandemics and other infectious diseases.
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
The laws and regulations governing mine closure and reclamation in a particular jurisdiction are subject to review at any time and may be amended to impose additional requirements and conditions. Any additional obligations may cause our provisions for environmental liabilities to be underestimated and could materially affect our financial position or results of operations. In addition, regulators are increasingly requesting security in the form of cash collateral, credit, trust arrangements or guarantees to secure the performance of environmental obligations, which could have an adverse effect on our financial position. For a more detailed description of potential environmental liabilities, see the discussion in Environmental Matters in Notes 7 and 24 to the Consolidated Financial Statements.
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
Certain of the Company’s operations are located in countries that have in the past and are currently experiencing high rates of inflation. It is possible that in the future, high inflation in the countries in which we operate may result in an increase in operational costs in local currencies (without a concurrent devaluation of the local currency of operations against the dollar or an increase in the dollar price of gold, silver, copper, zinc or lead). Maintaining operating costs in currencies subject to significant inflation could expose us to risks relating to devaluation and high domestic inflation. Country-specific inflation rates are often volatile and unpredictable, and global inflation rates have risen consistently in recent years as a result of numerous global economic factors. Significant increases in inflation may significantly impact applicable currencies and precipitate governmental efforts to offset inflation impacts and restore the value of the impacted currency, including lowering central bank interest rates. Significantly higher and sustained rates of inflation, with subsequent increases in operational costs, could result in the deferral or closure of projects and mines in the event that operating costs become prohibitive. This could have a material adverse effect on our business, financial position and results of operations.
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
Potential future investments, including projects in the Company’s project pipeline, acquisitions and other investments, will require significant funds for capital expenditures. The continuation of production, development and exploration activities, if any, will depend on the Company’s ability to generate sufficient operating cash flows from its mining operations and to obtain additional external financing where necessary. As a result of the Çöpler Incident we may be restricted in our ability to make such future investments. In particular, we may be required to divert available cash or cash flows from our other mines to fund the remediation at Çöpler or to pay claims made against us. This could have an impact on the planned capital expenditures at each of our operating mines and it may impact our overall development plan for Hod Maden.

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
•periodic interruptions due to inclement or hazardous weather conditions or natural disasters, such as the forest fire in the vicinity of our Seabee mine, which temporarily suspended our operations and damaged equipment;
•flooding, explosions, fire, rockbursts, cave-ins and landslides;
•seismic activity;
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
Greater scrutiny on multinational companies to contribute to sustainable outcomes in the places where they operate, has led to a proliferation of standards, reporting initiatives and expectations focused on environmental stewardship, social performance, community engagement and transparency. Extractive industries, and mining in particular, have seen significant increases in stakeholder expectations and attention. These businesses are increasingly required to meaningfully engage with impacted stakeholders; to understand, avoid or mitigate negative impacts while optimizing economic development and employment opportunities associated with their operations. The expectation is for companies to recognize the impact their operations can have on the communities in which they operate and develop strategies and identify targets to address the actual or perceived impact to create shared value for shareholders, employees, governments, local communities and host countries. Such expectations tend to be particularly focused on companies whose activities are perceived to have high environmental impacts, like mining companies. Following the Çöpler Incident, we have been and continue to be in discussions with the government of Türkiye, local government officials and impacted community members regarding remediation efforts. There is no assurance that any of these efforts will satisfy members of the community and other interested stakeholders.
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
Previously obtained permits and approvals have been and may in the future be suspended or revoked for many reasons, including through government or court action as a result of events on our properties or our actions or perceived actions, or may be adjusted in a manner that adversely affects our operations, including our ability to explore or develop properties, commence production or continue operations. As a result of the Çöpler Incident, there have been increased challenges to our permits for Çöpler, which has resulted in our inability to operate the Çöpler mine or continue to pursue the development of Hod Maden. The Company's operating permits, which were revoked by the Ministry of Environment, Urbanization and Climate Change of Türkiye shortly after the Çöpler Incident, remain suspended at this time. The Company cannot predict or guarantee when, or if, such permits will be reinstated, or when or under what conditions Çöpler may be able to restart. Additionally, if such permits are reinstated, the Company may continue to face increased challenges to our existing and/or any future permits for Çöpler. Although we continue to progress the development of Hod Maden, the outcome of the Turkish authorities' legal and regulatory processes related to the Çöpler Incident may impact our ability to continue the Hod Maden project. There can be no assurance that other permits, licenses and approvals that are required for the operations of the Company, including any for construction of mining facilities or conduct of mining, will be obtainable or renewable on reasonable terms, or at all. Delays or a failure to obtain such required permits, or the expiry, revocation or failure by the Company to comply with the terms of any such permits that it has obtained, would adversely affect the Company’s business.
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
Holders of our common shares are entitled to receive only such dividends as the Board may declare out of funds legally available for such payments. On February 17, 2021, the Board approved its inaugural quarterly dividend payment of $0.05 per common share that was paid on March 31, 2021 to shareholders of record at the close of business on March 5, 2021. The quarterly dividend payment was subsequently increased to $0.07 per common share as approved by the Board on February 22, 2022. During the year ended December 31, 2023, the Company paid cash dividends of $0.28 per common share in the aggregate amount of $57.7 million. During the year ended December 31, 2024, the Company declared and paid no dividends. The declaration and payment of future dividends is at the discretion of the Board and will be made based on the Company’s financial position and other factors relevant at the time. The Company’s ability to pay dividends will be subject to future earnings, capital requirements, financial condition, compliance with covenants and financial ratios related to existing or future indebtedness and other factors deemed relevant by the Board. An annualized dividend payout level has not been declared by the Board of Directors, and the declaration and payment of future dividends, including future quarterly dividends, remains at the discretion of the Board. The Company’s dividend framework is non-binding, and the Board of Directors may modify the dividend framework or reduce, defer or eliminate the common stock dividend in the future.
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
•impairment of long-lived assets;
•goodwill;
•income taxes;
•reclamation and remediation liabilities;
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
The cybersecurity risk management program is designed to provide ongoing detection and monitoring of cybersecurity threats and intrusions. The Company’s Information Technology (“IT”) department leads the identification of critical applications, systems and data, and possible points of failure and takes a proactive approach to the detection of unauthorized activity, intrusion attempts and compromised equipment. The IT department also carries out automated and ad hoc network-based vulnerability, compromise and business impact assessment and guideline compliance scans of our networks, systems and devices to detect vulnerabilities, compromised hosts and compliance failures. We rely on IT systems provided by third parties, and our IT department implements procedures that seek to identify cybersecurity risks of these third-party providers to whom we outsource certain of our services or functions, or with whom we interface, store or process company, employee or other confidential information. The Company also provides regular information security training to its employees. The Company engages external consultants and other third parties to provide cybersecurity controls assessment relying on the National Institute of Standards and Technology’s Cybersecurity Framework and for other advisory support. The Company will continue to take additional steps designed to further protect its networks, information and operations as needed.
The Company’s Cybersecurity Committee, which is comprised of cross-functional management team members, is notified following discovery of a potential or actual cybersecurity breach. Subject to the severity of the actual or potential breach, the Company’s Executive Committee may also be notified, and an external breach team may be retained, including mitigation experts and external legal counsel. The Cybersecurity Committee will convene to evaluate the materiality of the breach, with input from the external breach team as required. Internal and external legal counsel will determine whether any disclosures are required pursuant to all relevant jurisdictional rules and regulations. The Board will be notified as necessary.
The Company has not experienced a cybersecurity incident during the year ended December 31, 2024, or prior, that resulted in an interruption of our operations, known losses of critical data or otherwise had a material impact on our strategy, financial condition or results of operations. The Company's Turkish subsidiary, Anagold Madencilik Sanayi ve Ticaret Anonim Şirketi (“Anagold”), was the target of a minor ransomware attack in November 2022, which did not cause serious disruption to the Company's or Anagold's operations. The scope of any future incident cannot be predicted. See Item 1A. Risk Factors for more information.

Governance
The Company’s Director of Cybersecurity, assisted by the Company’s IT department, is responsible for leading the team assessing, identifying and managing cybersecurity risks, including implementation of our cybersecurity risk management program and leading day-to-day cybersecurity operations. The Director of Cybersecurity has more than thirty years of experience overseeing and managing cybersecurity, cyber auditing, and IT operations within the U.S. federal defense, commercial and mining sectors and has extensive hands-on, practical experience navigating real-world cyber challenges. The Director of Cybersecurity holds both a bachelor’s degree and master’s degree in IT/Cyber, several certifications in the industry, including the Certified Information Systems Security Professional (“CISSP”) and Information Systems Security Architecture Professional (“ISSAP”) credentials, Certified Information Systems Auditor (“CISA”) certification, Certified in Risk and Information Systems Control (“CRISC”) certification, Certified Data Privacy Solutions Engineer (“CDPSE”) certification, and other IT technical, cloud, and cyber governance certifications.
Longer term cybersecurity risk management strategic planning is addressed by the Company’s management Cybersecurity Committee, which is comprised of the Director of Cybersecurity and members from various departments within the Company, including Legal, Operations and Internal Audit. The Cybersecurity Committee meets quarterly to review cybersecurity threats and risks, strategic objectives, and progress on the Company’s cybersecurity initiatives.
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

ITEM 2. PROPERTIES
The disclosure in this Item 2. Properties of a scientific or technical nature for each material property is based on the Technical Report Summary on the Çöpler Property, Türkiye, with an effective date of October 31, 2023 (the “Çöpler TRS”), the Technical Report Summary on the Marigold Complex, Nevada, USA, with an effective date of September 30, 2023 (the “Marigold TRS”), the Technical Report Summary on the Seabee Gold Operation, Saskatchewan, Canada, with an effective date of December 31, 2023 (the “Seabee TRS”), and the Technical Report Summary on the Puna Operations, Argentina, with an effective date of December 31, 2023 (the “Puna TRS” and, collectively with the Çöpler TRS, the Marigold TRS, and the Seabee TRS, the “Technical Report Summaries” and each a “Technical Report Summary”). Each Technical Report Summary has been filed with the SEC as part of the Company’s Current Report on Form 8-K filed on February 13, 2024, has been filed as an exhibit to this Annual Report and incorporated by reference herein, and is available for review on EDGAR at www.sec.gov. Copies of technical reports for the material properties prepared in accordance with NI 43-101 are available under the Company's profile on SEDAR+. The Technical Report Summaries should be read in conjunction with the information in this Item 2. Properties.
Please note, the Çöpler TRS had an effective date of October 31, 2023 and as such does not reflect the impact of the Çöpler Incident or our decision, following the Çöpler Incident, to permanently close the heap leach pad and cease heap leach processing at Çöpler. The operating and economic assumptions, along with the mineral reserve, mineral resources, cost estimates and other findings contained in such TRS, may no longer be accurate and, when more information is available regarding the operations at Çöpler, the TRS may need to be amended. As set forth herein, changes have been made to the Mineral Resources and Mineral Reserves to include depletion before the Çöpler Incident and write-off of the heap leach inventory. At this time, the Qualified Persons for the Çöpler TRS, as defined under S-K 1300 and NI 43-101, are of the opinion that these changes are not material to the Mineral Resources and Mineral Reserves described herein as compared to the information presented in the Çöpler TRS. Information presented herein in respect of Çöpler is as of February 13, 2024. As used herein "Qualified Persons for the Çöpler TRS" mean, collectively, SLR International Corporation, RSC Consulting Ltd., WSP USA Inc., and Ausenco Services Pty Ltd.
Additional Mining Company Financial Information
The Company is listed on Nasdaq, TSX and the ASX and is subject to the ongoing disclosure and reporting requirements, including those required of a mineral resource company, in both the United States and Canada. The mineral resource company disclosure requirements in each country are different. As a result, certain additional disclosures have been included in this Item 2. Properties to comply with requirements under Canada’s National Instrument 51-102 – Continuous Disclosure Obligations (“NI 52-101”) and National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”). Certain of these additional disclosures include financial measures that are customary in the mining industry, which have been calculated in a manner that is not in accordance with U.S. GAAP. There are no standardized definitions or comparable financial measures under U.S. GAAP for these mining industry non-GAAP financial measures. As a result, we have not identified a comparable financial measure calculated under U.S. GAAP and we have also not provided a reconciliation of these mining industry non-GAAP financial measures to a U.S. GAAP financial measure. We believe investors rely on these mining industry non-GAAP financial measures to assist in an evaluation and comparison of the operating performance of mining companies. These disclosures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. These mining industry non-GAAP financial measures should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation and our consolidated financial statements included elsewhere in this Annual Report.
Summary Disclosure
The following descriptions summarize selected information about the Company’s four producing assets (Çöpler, Marigold, Seabee, and Puna, each as defined below), exploration property at Amisk, and development property at Hod Maden as of December 31, 2024. All of the Company’s producing properties are wholly owned except for Çöpler, which is 80% owned by SSR Mining through a joint venture agreement.

The Çöpler Property (“Çöpler”) is comprised of the Çöpler Mine, Greater Çakmaktepe Mine, and associated processing facilities. Both Çöpler Mine and Greater Çakmaktepe Mine are open pit gold mines located along the Tethyan belt in east-central Türkiye’s Erzincan Province. Çöpler contains oxide and sulfide ores which are mined concurrently and processed at existing facilities. Gold contained in oxide ore is planned to be processed through campaigns, pending restart approval, through leaching and recovery circuits by by-passing the autoclave circuit, while gold sulfide mineralization is subjected to pressure oxidation and carbon-in-leach processing, to produce gold doré. Further information on Çöpler is included herein under the “Çöpler, Erzincan Province, Türkiye” section and detailed disclosure of a scientific or technical nature regarding Çöpler is available in the Çöpler TRS. All operations at Çöpler have ceased following the Çöpler Incident and we are unable to determine at this time when operations at Çöpler will resume, if at all. See Part 1. Çöpler Incident, for more information.
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
The Seabee Gold Operation (“Seabee”) is an underground gold mine complex located along the Trans-Hudson Corridor in east-central Saskatchewan, Canada. Seabee processes ore using gravity concentration, cyanide leaching, and carbon-in-pulp to produce gold doré. Further information on Seabee is included herein under the “Seabee Gold Operation, Saskatchewan, Canada” section and detailed disclosure of a scientific or technical nature regarding Seabee is available in the Seabee TRS.
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
Exploration and Development
Amisk, Canada Exploration
The Amisk property is 39,880 hectares (and 126 claims) with extensive Proterozoic-volcano-sedimentary rock assemblages that are prospective for gold-silver epithermal, gold-rich volcanogenic massive sulfide, and orogenic gold deposits. The property is located within the northern Saskatchewan, Canada, centered at approximately 54°42’ North latitude and 102°15’ West longitude.
Amisk lies at the southwest exposed end of the Flin Flon Greenstone Belt, the southernmost exposure of the Trans-Hudson Orogeny. The Amisk gold deposit is hosted within the Amisk and Missi Groups rocks. To date, 322 drillholes for 58,283 meters have been completed in the Amisk property area. SSR Mining holds a 100% interest in the property.
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
The Hod Maden property is 3,511 hectares (1 claim) within the Eastern Pontides tectonic belt along the south-eastern Black Sea coastline of Türkiye. The Hod Maden deposit is on the eastern margin of an extensive domain of Cretaceous-age arc-related volcanic stratigraphy, which hosts several volcanogenic massive sulfide deposits to the northwest, such as Çayeli.

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
To date, a total of 449 drillholes for 92,276 meters have been completed in the Hod Maden property area, including 80 geotechnical drillholes for 3,239 meters drilled in 2024.
Other Exploration Properties
The Company, as an entity or in partnership with other companies, participates in exploration and development activities at various properties located in the United States, Argentina, Canada and Türkiye, and holds royalties in numerous other projects. These exploration properties and royalty holdings are not material.

Çöpler, Erzincan Province, Türkiye
As previously disclosed, all operations at Çöpler have ceased following the Çöpler Incident and we are unable to determine at this time when operations at Çöpler will resume, if at all. Additionally, we have not determined that, if we resume operations at Çöpler, the information presented below, including the mineral resources and reserves presented under “ – Resource and Reserve Estimates,” continues to be accurate or will be accurate at such time as the Company resumes operations at Çöpler. At this time, the Qualified Persons for the Çöpler TRS, as defined under S-K 1300 and NI 43-101, are of the opinion that there are no material changes to the Mineral Resources and Mineral Reserves described herein as compared to the information presented in the Çöpler TRS, other than the permanent decommissioning of the heap leach facility and the determination that heap leach processing will no longer take place at Çöpler. The following information is presented as of February 13, 2024.
Çöpler consists of mining licenses covering mineral resources on the Çöpler, Greater Çakmaktepe (Çakmaktepe and Çakmaktepe extension), and Bayramdere deposits, mineral reserves on the Çöpler and Greater Çakmaktepe deposits, oxide and sulfide processing facilities, and supporting infrastructure. Çöpler is wholly owned by Anagold Madencilik Sanayi ve Ticaret Anonim Şirketi (“Anagold”). SSR Mining controls 80% of the shares of Anagold through a joint venture; Lidya Madencilik Sanayi ve Ticaret A.Ş. (“Lidya”) controls 18.5%; and a bank wholly‑owned by Çalık Holdings A.Ş. holds the remaining 1.5%. Greater Çakmaktepe is wholly owned by Kartaltepe Madencilik Sanayi ve Ticaret Anonim Şirketi (“Kartaltepe”). SSR Mining controls 80% of the shares of Kartaltepe and Lidya holds the remaining 20%. The Kartaltepe license includes Çakmaktepe, Çakmaktepe Extension, Bayramdere, and the Mavialtin Porphyry Belt. SSR Mining is the operator of both Anagold and Kartaltepe. All of the processing facilities and operating assets are located on land owned by Anagold. In total, 80% of the Mineral Resources and 80% of the Mineral Reserves of Çöpler are owned by SSR Mining.
The total cost of Çöpler’s gross mineral properties, plant, and equipment as of December 31, 2024 was $2,838 million.
Property Description and Location
Çöpler is located in east central Türkiye, 120 kilometers west of the city of Erzincan, in Erzincan Province, 550 kilometers east of Türkiye’s capital city, Ankara. The nearest urban center, İliç, is located approximately 6 kilometers northeast of the Çöpler mine. The property is centered at approximately 39°26’ North latitude and 38°32’ East longitude and has an approximate elevation of 1,160 meters above mean sea level. Çöpler is accessed from the main paved highway between Erzincan and Kemaliye and is serviced by both road and rail networks. Mining operations can be conducted year-round.
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

Çakmaktepe
İliç
Çöpler
Fırat
Kemaliye
Sandıkbağı
2154 m
HARMANCIK DAĞI
Bahçe
2157 m
10
Kilometers
Legend
License
80/20 Anagold
80/20 Kartaltepe
Romania
Bulgaria
Karadeniz
Georgia
Armenia
İstanbul
Bursa
Ankara
İzmir
Erzincan
Türkiye
Iran
Konya
Antalya
Adana
Gaziantep
Halep
Musul
Syria
Iraq
Lefkoşa
500
Kilometers
Sources: Esri, TomTom, Garmin, FAO, NOAA, USGS, © OpenStreetMap contributors, and the GIS User Community, Esri, USGS
Alucra
GÜMÜŞHANE
BAYBURT
Suşehri
Kelkit Çay
Kelkit
İmranlı
3571 m
Tercan
Erzincan
3289 m
İliç
Çöpler
Kemaliye
TUNCELİ
Arapgir
100
Kilometers
Elazig
Keban Lake
Sources: Esri, TomTom, Garmin, FAO, NOAA, USGS, © OpenStreetMap contributors, and the GIS User Community, Esri, USGS
N

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
The facility infrastructure currently supports the mine, oxide heap leach (which, following the Çöpler Incident, has been decommissioned), and sulfide plant processing facilities. A pre-feasibility level study for a grind-leach circuit, which would aid in increasing gold recovery from oxide ore, was completed during 2023 and is expected to add to the facilities on site. Prior to the Çöpler Incident, the current leach pad consisted of four phases designed to accommodate approximately 63 million tonnes of oxide ore with a nominal maximum heap height of 100 meters above the pad liner, with additional phases in development. Post Çöpler Incident, the heap leach is now being re-contoured, working towards final closure and we will not resume heap leach processing.
The tailings storage facility is developed and constructed in stages with ongoing work to ensure sufficient long-term capacity for storage of tailings. The flotation plant has been in operation for 3 years and increased the solids content and improved the final settled density based on an increase in the rate of tailings consolidation.

Infrastructure, Permitting, and Compliance Activities
The power supply for the Çöpler mine and processing facilities is provided via a 154 kV transmission line to site. The current Çöpler workforce totals 492 employees.
Operation of the Çöpler mining and processing facilities and mining at Greater Çakmaktepe, have been investigated and authorized by means of a series of Environmental Impact Assessments (“EIAs”). As previously disclosed, in November 2023, prior to the Çöpler Incident, a legal challenge was filed in a local court against the Çöpler mine’s EIA, which was approved in 2021 (the “2021 EIA”). On August 20, 2024, the local court issued a decision cancelling the 2021 EIA due to insufficiencies in the 2021 EIA approval process. The Turkish Ministry of Environment, Urbanization and Climate Change, who had originally approved the 2021 EIA, has filed an appeal of the decision, and the Company has filed a simultaneous intervener appeal. With the cancellation of the 2021 EIA, the operating guidelines at Çöpler revert to those outlined in the Company’s prior EIA, which was issued in 2014 (the “2014 EIA”). The 2014 EIA permitted Çöpler boundary incorporates 1,686 hectares, whereas the 2021 EIA permitted Çöpler boundary incorporates 1,747 hectares. The Company is currently in the process of an integrated EIA study covering Çöpler and Çakmaktepe to allow ongoing development of the operation for the next several years.
Mineral Processing and Metallurgical Testing
Oxide Testwork
The heap leaching facilities were commissioned at the Çöpler mine site in late-2010. The heap leaching facilities and related equipment and operations were principally impacted by the Çöpler Incident, and the heap leach facility is in the process of being decommissioned following the Çöpler Incident.
Oxide gold recoveries vary by lithology. The range for Çöpler was 62.3%–78.4%, the range for Çakmaktepe Main was 61%–80%, and for Çakmaktepe Extension, the testwork suggest recoveries would range 40%–73%.
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
Processing and Recovery Operations
The Company, pending restart approval, can operate a sulfide process plant. The heap leach facility is in the process of being decommissioned following the Çöpler Incident.
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
During the proposed oxide ore campaigns, a pipeline that was installed for plant commissioning (orange dashed line in the figure) will be used to bypass the oxide ore around the autoclaves directly to the leaching and recovery circuits.

Resource and Reserve Estimates
The following tables summarize the Company’s estimated gold reserves and resources reflecting only the reserves and resources attributable to SSR Mining’s ownership or economic interest as of December 31, 2024. Additionally, see “Proven and Probable Reserve Estimates by Mineral” in this Item 2 for further information on the mineral resources and mineral reserves for Çöpler, and see “Operating Statistics” in this Item 2 for further information on production of the Çöpler operations for the years ended December 31, 2024 and December 31, 2023. A discussion of the changes in mineral resources and mineral reserves from 2023 to 2024 is also included below.

Çöpler Reserves as of December 31, 2024*
	Proven			Probable			Proven and Probable
	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Metallurgical
Gold	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Çöpler (OP)(1)(2)(3)(4)(6)(7)(8)	12,652	2.25	917	30,446	2.44	2,390	43,098	2.39	3,307	86%
Çöpler Stockpile	—	—	—	10,389	2.07	692	10,389	2.07	692	90%

	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Metallurgical
Silver	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Çöpler (OP)(5)	12,652	4.10	1,668	30,446	4.54	4,444	43,098	4.41	6,112	30%
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See Part 1. Çöpler Incident.
(1)Mineral Reserves includes reserves from Çöpler Mine and Greater Cakmaktepe. There are no Mineral Reserves at Bayramdere. The Mineral Reserve estimates were prepared in accordance with S-K 1300.
(2)Mineral Reserves shown are SSR Mining ownership share only. SSR Mining owns 80% of both the Anagold and Kartaltepe licenses.
(3)Mineral Reserves are based on a gold price of $1,450/oz.
(4)Metallurgical gold recoveries for grind leach varies between 53-90% based on lithology, and for sulfide varies between 81-91%. All cut-off values include allowance for royalty payable. Grind leach uses a NSR cut-off value of $21.77/t, and sulfide ore uses a cut-off value of $45.58/t. Silver credits are not incorporated into NSR calculations.
(5)Metallurgical silver recovery varies between 23-91% (average 49.7%) for oxide grind leach and 0-3% for sulfide POX. Average silver recoveries are 8%.
(6)Ore definitions: oxide grind leach material is defined as material <2% total sulfur, and sulfide material is ≥2% total sulfur.
(7)Due to the Çöpler Incident, all oxide ore will be campaigned through the existing milling circuit bypassing the autoclaves. If the Grind-Leach facility is approved and completed, the Company will consider the value of processing the oxide ore through such grind-leach circuit.
(8)The point of reference for Mineral Reserves is the point of feed into the processing facility.
Mineral Reserve Estimates at Çöpler as of December 31, 2024 decreased compared to December 31, 2023. Proven and Probable contained gold ounces decreased by 69 koz, or 2%. Factors contributing to the change include: (i) removal of heap leach pad inventory as a result of the Çöpler Incident, and (ii) depletion until the Çöpler Incident on February 13, 2024. Copper was recovered through the heap leach process and since the heap leach facility is planned to be decommissioned after the Çöpler Incident, copper reserves have been removed.

Çöpler Resources as of December 31, 2024*
	Measured			Indicated			Measured and Indicated			Inferred
	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold
Gold	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Çöpler (OP)(1)(2)(3)(4)(5)(6)	8,605	1.15	319	18,572	1.22	729	27,177	1.20	1,048	18,886	1.61	979

	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver
Silver	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Çöpler (OP)(7)(8)	8,605	3.51	971	18,572	3.20	1,908	27,177	3.29	2,879	18,886	4.24	2,573
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See Part 1. Çöpler Incident.
(1)Mineral Resources include resources from Çöpler Mine, Greater Cakmaktepe, and Bayramdere. All Mineral Resources were assessed for reasonable prospects for eventual economic extraction by reporting only material that fell within conceptual pit shells. Mineral Resources are exclusive of Mineral Reserves. The Mineral Resource estimate was prepared in accordance with S-K 1300.
(2)Mineral Resources shown are SSR Mining ownership share only. SSR Mining owns 80% of both the Anagold and Kartaltepe licenses.
(3)Mineral Resources are reported based on $1,750/oz gold price.
(4)Ore definitions: oxide grind leach material is defined as material <2% total sulfur, and sulfide material is ≥2% total sulfur.
(5)Mineral Resources are reported at the variable NSR cut-off value based on different metallurgical parameters: grind leach oxide ore uses a NSR cut-off value of $19.26/t, Çöpler sulfide ore uses a NSR cut-off value of $39.87/t, and Greater Çakmaktepe sulfide ore uses a NSR cut-off value of $44.37/t. All NSR cut-off values include allowances for payability, deductions, transport, and royalties. Silver credits are not incorporated into NSR calculations.
(6)Metallurgical gold recovery for grind leach varies between 53-90% based on lithology; metallurgical recovery for sulfide varies between 81-91% based on lithology.
(7)Metallurgical silver recovery varies between 23-91% (average 49.7%) for oxide grind leach and 0-3% for sulfide POX. Average silver recoveries are 8%.
(8)Mineral Resources that are not Mineral Reserves have not demonstrated economic viability.
(9)The point of reference for Mineral Resources is the point of feed into the processing facility.
Mineral Resources exclusive of Mineral Reserves at Çöpler as of December 31, 2024 has not changed compared to December 31, 2023 as only depletion has been reported. Copper was recovered through the heap leach process and since the heap leach facility is planned to be decommissioned after the Çöpler Incident, copper resources have been removed.
SLR International Corporation and RSC Consulting Ltd., as Qualified Persons defined under S-K 1300 and NI 43-101, are of the opinion that there are no material changes to the Mineral Resources and Reserves described herein as compared to the information presented in the Çöpler TRS.

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
Drilling at the Çöpler deposit commenced in 2000 and since that time a total of 3,144 holes have been drilled for 434,810 meters. During the year ended December 31, 2024, a total of 88 geotechnical and hydrogeological holes were drilled for 6,132 meters.
Drilling at Çakmaktepe commenced in 2012. A total of 136 diamond core holes have been completed since 2019 to test for continuation of the Çakmaktepe deposit to the north and the east. There has been no activity in 2024.
Since the initial discovery of mineralization at Çakmaktepe Extension, Anagold has undertaken several drilling programs to refine the geological model and increase mineral resources. A total of 767 diamond core holes for 162,890 meters at Çakmaktepe Extension from late-2017 through December 2023, including holes for metallurgical testing and hydrogeological studies. During 2023, 108 diamond core holes for 26,454 meters were completed at Çakmaktepe Extension, mainly for resource-reserve definition purposes. There has been no activity in 2024.
Drilling at Bayramdere commenced in 2007 as part of the near-mine exploration strategy. Since that time 120 holes have been drilled at Bayramdere for a total of 10,734 meters. There has been no activity in 2024.
During the year ended December 31, 2023, a total of 19 drillholes for 7,261 meters of drilling were completed to validate historical drillholes and expand/define the Mavidere deposit. There has been no activity in 2024.
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
Data verification was completed as part of the generation of the mineral resources estimate. All data collected, including but not limited to collar location, downhole survey, geological, and analytical data, are subject to SSR Mining's Quality Assurance, Quality Control (“QAQC”) procedures.
Oxide Grind Leach
The Company is reviewing a proposed process to treat oxide ores from the Çakmaktepe Extension open pit. Based on the information and metallurgical test results, low-sulfur mineralization is amenable to cyanide leaching as a recovery method; grinding the ore prior to cyanide leaching increases both the reaction kinetics and final recoverable metal. The throughput of the proposed plant is two million tonnes per annum (“Mtpa”). The process is an industry-standard crushing, grinding, leaching, and carbon adsorption plant with recovery of gold and silver from the leach solution by carbon adsorption, desorption, electrowinning, and refining to produce a gold doré. The total connected electrical load for the Oxide Grind Leach plant is 15.4 MW with an average demand of 11.6 MW. The Oxide Grind Leach plant requires 261 m3/h of make-up water from a combination of raw and process water sources.

Remediation Activities
Remediation efforts to remove the displaced heap leach material began shortly after the Çöpler Incident following extensive consultation and evaluations with and by various Turkish government agencies, ministries, independent experts, and external consultants. As of December 31, 2024, all displaced heap leach material in the Sabırlı Valley had been removed and transferred to temporary storage on the mine site, and work had begun on the East Storage Facility, a lined location adjacent to the TSF where the material will be stored permanently. Remediation work is expected to continue for the next several years, and is subject to change or new requirements that will be set forth by Turkish authorities.
Marigold Complex, Nevada, United States
Marigold includes the Marigold Mine (including Mackay, Valmy, and New Millennium), Buffalo Valley, and other minor deposits. Marigold Mine is an open pit mining and processing operation located in Nevada, United States. SSR Mining, through its subsidiary Marigold Mining Company, is the operator of the Marigold Complex and holds a 100% interest in the property.
The total cost of the Marigold Complex’s gross mineral properties, plant, and equipment as of December 31, 2024 was $651.7 million.
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

History
Marigold has been in continuous operation for more than 30 years. The first recorded gold production from the Property occurred in 1938 when the Marigold Mining Company operated an underground mine which came to be known as Marigold. The property was explored and developed by various companies and operations from 1968, with two million ounces of gold recovered from Marigold by mid-2009. The Company acquired Marigold in April 2014 from subsidiaries of Goldcorp and Barrick. In August 2015, Marigold mine acquired 2,844 ha of adjacent land from Newmont Corporation. In June 2019, SSR Mining acquired the Buffalo Valley property from Newmont, which is located in an 8,900 ha parcel contiguous to the south boundary of the Marigold property.
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
Infrastructure, Permitting, and Compliance Activities
The infrastructure facilities at Marigold include ancillary buildings, offices and support buildings, access roads into the plant site, power distribution, source of fresh water and water distribution, fuel supply, storage and distribution, waste management, and communications. The nearby towns of Winnemucca and Battle Mountain, NV host a majority of the skilled labor workforce. The current Marigold workforce totals 483 employees.
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

Metallurgical studies were performed by Newmont on the Buffalo Valley deposit and subsequently verified by test work conducted by SSR Mining. Based on the results, ROM recoveries at Buffalo Valley vary between 10.9% to 81.9% and crush recoveries vary between 13.7% to 84.2% based on lithologies.
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
Cumulative gold production from the Marigold leach pad through December 31, 2024 is equivalent to 70.6% recovery, and total gold recovery, including recoverable gold inventory in the pad, is estimated at 73.9%.
Resource and Reserve Estimates
The following tables present the mineral reserves and mineral resources information for Marigold. Additionally, see “Proven and Probable Reserve Estimates by Mineral” in this Item 2 for further information on the mineral resources and mineral reserves for Marigold for the years ended December 31, 2024 and December 31, 2023, and see “Operating Statistics” in this Item 2 for further information on production of the Marigold operations for the years ended December 31, 2024 and December 31, 2023. A discussion of the changes in mineral resources and mineral reserves from 2023 to 2024 is also included below.

Marigold Reserves as of December 31, 2024
	Proven			Probable			Proven and Probable
	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Metallurgical
Gold	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Marigold (OP)(1)(2)(3)(4)	—	—	—	168,336	0.52	2,828	168,336	0.52	2,828	73%
Marigold Stockpile(1)(2)(3)(4)	—	—	—	11,725	0.14	53	11,725	0.14	53	74%
Marigold (Leach Pad Inventory)	—	—	—	66,089	0.18	375	66,089	0.18	375	60%
(1)Mineral Reserves includes reserves from Marigold Mine and Buffalo Valley. The Mineral Reserve estimates were prepared in accordance with S-K 1300.
(2)Mineral Reserves are based on a gold price of $1,500/oz.
(3)Marigold Mine Mineral Reserves are reported at a cut-off grade of 0.069 g/t payable gold (gold assay factored for metallurgical recovery, royalty, and net proceeds). Buffalo Valley cut-off grades ranges from 0.10 g/t – 0.82 g/t contained gold based on material types.
(4)No mining dilution is applied to the grade of the Mineral Reserves. Dilution is intrinsic to the Mineral Reserves estimate and is considered sufficient to represent the mining selectivity considered.
(5)The point of reference for Mineral Reserves is the point of feed into the processing facility.
Mineral Reserve Estimates at Marigold as of December 31, 2024 increased compared to December 31, 2023. Proven and Probable contained gold ounces increased by 393 koz, or 14%. Factors contributing to the change include: (i) conversion of Buffalo Valley Mineral Resources to Mineral Reserves, (ii) re-interpretation of the mineralized envelopes using the most updated drill hole information, (iii) change to optimization parameters in terms of gold price and cost changes, (iv) depletion, and (v) addition to heap leach inventory.

Marigold Resources as of December 31, 2024
	Measured			Indicated			Measured and Indicated			Inferred
	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold
Gold	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Marigold (OP)(1)(2)(3)(4)(5)	—	—	—	147,310	0.40	1,910	147,310	0.40	1,910	18,031	0.43	249
(1)Marigold Mineral Resource estimate includes Marigold Mine and Buffalo Valley.
(2)Marigold Mineral Resources are reported based on $1,750/oz gold price.
(3)Marigold Mine is based on an optimized pit shell at a cut-off grade of 0.069 g/t payable gold (gold assay factored for recovery, royalty, and net proceeds). Buffalo Valley is based on a cut-off grade of 0.10 g/t to 0.72 g/t contained gold based on material types. Mineral Resources are exclusive of Mineral Reserves. The Mineral Resource estimate was prepared in accordance with S-K 1300.
(4)Marigold metallurgical recoveries varies with gold grade. Marigold Mine and Buffalo Valley average recovery is 73% and 68%, respectively.
(5)Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
(6)The point of reference for Mineral Resources is entry into the carbon columns in the processing facility.
Mineral Resources exclusive of Mineral Reserves at Marigold as of December 31, 2024 has increased compared to December 31, 2023. Measured and Indicated contained gold ounces increased by 170 koz, or 10%, and Inferred gold ounces decreased by 121 koz, or 33%, for a total addition to Resources of 49 koz, or 2%. Factors contributing to the changes include: (i) conversion of Buffalo Valley Mineral Resources to Mineral Reserves, (ii) re-interpretation of the mineralized envelopes using the most updated drill hole information, (iii) change to optimization parameters with regards to cost, and (iv) depletion.
SLR International Corporation, as Qualified Person defined under S-K 1300 and NI 43-101, is of the opinion that there are no material changes to the Mineral Resources and Reserves described herein as compared to the information presented in the Marigold TRS.
Exploration and Drilling
Since acquiring the Property, the Company has conducted several surface exploration programs including soil sampling, geophysics, and in-fill/delineation drilling. Reverse Circulation (“RC”) and Core (“Diamond Drilling-DD”) drilling on the Property is the principal method of exploration and delineation of gold mineralization. As of December 31, 2024, over 2.49 million meters of drilling in 13,099 drill holes across the Marigold, Buffalo Valley, and other areas have been completed.
During the year ended December 31, 2024, the Company has completed 51,369 meters in 259 drillholes at Marigold, Trenton Canyon and Buffalo Valley. The objective of the drilling was to increase the confidence in resource estimates, resource expansion, and drillholes for geotechnical metallurgical and hydrogeological purposes.
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
Data verification was completed as part of the generation of the mineral resources estimate. All data collected, including but not limited to collar location, downhole survey, geological, and analytical data, are subject to SSR Mining's QAQC procedures.

Seabee Gold Operation, Saskatchewan, Canada
Seabee is an underground gold mining and milling operation, located in Saskatchewan, Canada. SSR Mining holds a 100% interest in the property through its wholly‑owned subsidiary, SGO Mining Inc., which also acts as operator for Seabee.
The total cost of Seabee’s gross mineral properties, plant and equipment as of December 31, 2024 was $613.7 million.
Property Description and Location
Seabee is located at the north end of Laonil Lake, approximately 125 kilometers north-east of the town of La Ronge, Saskatchewan, Canada. Activities at the property are centered at approximately 55°41’ North latitude and 103°37’ West longitude.
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

576000
582000
588000
594000
600000
6180000
6174000
6168000
N
W
E
S
Saskatchewan
Seabee Gold Operations
La Ronge
Prince Albert
Saskatoon
Regina
Pigeon Lake
Roberts Lake
Porky West
Ham Lake
Slushie Lake
Twin Lakes
Porky Lake
Carruthers Lake
Clement Lake
Afghan Lake
Pine Lake
East Pond
Munro Lake
Triangle Lake
Herb Lake
Connor Lake
Hebert Island
Santoy Lake
Seabee
Portage Lake
Don's Lake
Zone 7
Bird Lake
5-1 Mine
Enigma Lake
Club Shoe Lake
Gap
Laonil Lake
Lizard Lake
Zone 8
Q.M. Lake
Pacman Lake
Batman Lake
Atari Lake
Able Lake
Yin Lake
Pointer Lake
Yang Lake
Tear Drop Lake
Cain Lake
0
4
7
11
Kilometers
Esri, HERE, Garmin, NRCan
Legend
Mine locations
Inactive
Active
Seabee Gold Operations
Seabee Gold Operations Property Boundary

The mine is a remote operation. Seabee is accessible by fixed-wing aircraft from the towns of LaRonge, Prince Albert, and Saskatoon, Saskatchewan and during the winter months, typically January through the end of March, a 60 kilometer winter road is also built between the mine site and Brabant Lake, approximately 120 kilometers north of La Ronge.

Seabee is comprised of seven mineral leases and 130 mineral claims that cover an area of approximately 73,820 hectares, including the Fisher Property rights. Seabee is subject to production and NSR royalties payable to third parties, including certain royalty payments to the Province of Saskatchewan, which are calculated on 10% of net operating profits and are payable once capital and exploration costs are recovered. The other NSR royalty payments are based on specific gold production and/or sales and vary between 1.0% and 3.0% of the value of gold production and/or sales, as applicable.
Seabee currently has a valid surface lease with the Province of Saskatchewan, which was amended in March 2010. This surface lease provides land surface rights necessary to carry out the mining, milling and associated operations at the Seabee. The existing surface lease is in effect from March 2010 to its expiry date of May 31, 2040.
The operations at Seabee were temporarily suspended in August 2024 due to forest fires in the vicinity of the mine. The Seabee processing plant and Santoy mine were not materially impacted by the fires. Operations were fully reinstated in October 2024.
History
The Laonil Lake region has been intermittently explored since the 1940’s, with the first gold discovery made by prospectors in 1947, with detailed drilling and exploration of the property constituting the Seabee conducted from 1947 until construction of the Seabee mill was initiated in the summer of 1990. Mill construction was completed in late 1991 and mining commenced in December 1991. Exploration and production expanded into the Santoy segment of the property through the early 2000s.
The Company acquired the Seabee on May 31, 2016. Seabee has produced over 1.86 million ounces of gold since production began in 1991.
Geological Setting, Mineralization, and Deposit Types
Northern Saskatchewan forms part of the Churchill Province of the Canadian Shield and has been subdivided into a series of litho-structural crustal units. Seabee is located within the Glennie domain of the Proterozoic Trans-Hudson Orogen. All the main gold deposits at Seabee are considered orogenic quartz-vein hosted lode gold deposits. Gold mineralization at the Santoy mine complex is hosted within the Santoy Shear Zone (SSZ); a kilometer scale shear zone with a roughly north-south strike that dips moderately to steeply to the east. Gold mineralization at the Porky deposits occurs along the western margin of the Ray Lake synform within a kilometer scale shear zone, the Pine Lake Shear Zone (PLSZ), that strikes east-southeast and dips moderately to the south.
Mining Operations
There is currently one operating mine as part of Seabee, the underground Santoy mine, with ore hauled to the surface and then 14 kilometers to the mill located near the old Seabee mine. Ore is mined from the Santoy 8, Santoy 9, and Hanging Wall vein structures.
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
Infrastructure, Permitting and Compliance Activities
The major infrastructure at the Seabee site includes roads, an airstrip, powerhouse and electrical distribution system, mill buildings, and related services facilities, Santoy mine portal and ventilation raises, equipment maintenance facilities, fuel storage, explosive storage, water supply and distribution, water management ponds and water treatment plant, tailings management facilities, administrative buildings and camp accommodation. Electrical power is provided by a transmission line to the site by the provincial power authority, Saskatchewan Power Corporation, connected to a 138 kV hydroelectric power line from Island Falls. The Santoy Mine has one water management structure, which is the Santoy 8 deposit water management pond. Potable water is obtainable locally through SSR Mining’s potable water system at both the Seabee and Santoy mine sites. The site currently uses a slow sand filter system. The current Seabee workforce totals 398 employees.

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
Mineral Processing and Metallurgical Testing
Seabee was originally developed based on bench-scale metallurgical testwork that characterized the Seabee deposit as a lode gold style of mineralization that was free milling and that would respond to a standard flow sheet employing gravity recovery and cyanidation.
Historical recovery at the Seabee mill was in the 94%–96% range, with routine low levels of losses both in the tailings solids and solution. Future recovery estimates are 96.4%, based on the recent mill performance with recoveries of more than 98%. These improvements are attributed to the better condition of the leach equipment as well as the restored leach capacity.
Testwork conducted in 2023 on the Porky West deposit show a metallurgical recovery of 95.6%, with a high proportion of recovery coming from gravity processing.
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
Capital projects have included the addition of the primary ball mill and the addition of two further Knelson concentrators and Acacia intensive leach gold recovery unit. The current Seabee process plant capacity is nominally 1,425 tonnes per day, or 1,350 tonnes per day annual average. The Seabee operation is characterized by coarse gold, making the gravity recovery circuit critical to the overall gold recovery of the process plant. In recent years, with incorporation of gravity circuit improvements including the Acacia circuit, gold recovery has improved and is typically 98%.
Resource and Reserve Estimates
The following tables present the mineral reserves and mineral resources information for Seabee. Additionally, see “Proven and Probable Reserve Estimates by Mineral” in this Item 2 for further information on the mineral resources and mineral reserves for Seabee for the years ended December 31, 2024 and December 31, 2023, and see “Operating Statistics” in this Item 2 for further information on production of Seabee operations for the years ended December 31, 2024 and December 31, 2023. A discussion of the changes in mineral resources and mineral reserves from 2023 to 2024 is also included below.

Seabee Reserves as of December 31, 2024
	Proven			Probable			Proven and Probable
	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Metallurgical
Gold	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Seabee (UG)(1)(2)	335	6.11	66	1,466	5.16	243	1,801	5.34	309	96%
Seabee Stockpile	13	7.90	3	—	—	—	13	7.90	3	96%
(1)Mineral Reserves includes Santoy 8, Santoy 9, and Hanging Wall lodes. The Mineral Reserve estimates were prepared in accordance with S-K 1300.
(2)Mineral Reserves are based on a gold price of $1,600/oz and a cut-off grade of 3.28 g/t gold for production stopes, 2.85 g/t for marginal production stopes, and 1.97 g/t for development. Processing recoveries vary based on the feed grade. The average recovery is estimated to be 96.1%.
(3)The point of reference for Mineral Reserves is the point of feed into the processing facility.
Mineral Reserve Estimates at Seabee as of December 31, 2024 decreased compared to December 31, 2023. Proven and Probable contained gold ounces decreased by 31 koz, or 9%. Factors contributing to the change include: (i) re-interpretation of the mineralized envelopes using the most updated drill hole information, (ii) change to optimization parameters in terms of cost changes and cut-off grade, and (iii) depletion.

Seabee Resources as of December 31, 2024
	Measured			Indicated			Measured and Indicated			Inferred
	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold
Gold	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Seabee (UG)(1)(2)(3)	290	6.34	59	2,150	5.10	352	2,441	5.24	412	1,464	4.37	206
(1)Mineral Resources includes Santoy 8, Santoy 9, Hanging Wall and Porky West lodes. All Mineral Resources were assessed for reasonable prospects for eventual economic extraction by reporting material that fell within conceptual underground shapes. Mineral Resources are exclusive of Mineral Reserves. The Mineral Resource estimates were prepared in accordance with S-K 1300.
(2)Mineral Resources are reported based on a gold price of $1,750/oz and a cut-off grade of 2.85 g/t.
(3)Metallurgical recoveries vary with gold grade and average recoveries are 96.1% for Santoy area ore and 95% for Porky West ores.
(4)Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
(5)The point of reference for Mineral Resources is the point of feed into the processing facility.
Mineral Resources exclusive of Mineral Reserves at Seabee as of December 31, 2024 decreased compared to December 31, 2023. Measured and Indicated contained gold ounces increased by 193 koz, or 89%, and Inferred gold ounces decreased by 257 koz, or 55%, for a net decrease in Resources of 63 koz, or 9%. Factors contributing to the changes include: (i) conversion of Inferred Resources to Indicated Resources at Porky West, (ii) re-interpretation of the mineralized envelopes using the most updated drill hole information, (iii) change to optimization parameters with regards to cost and cut-off grade, and (iv) depletion.
SLR International Corporation, as Qualified Person defined under S-K 1300, is of the opinion that there are no material changes to the Mineral Resources and Reserves described herein as compared to the information presented in the Seabee TRS.

Exploration and Drilling
Since acquiring the property, the Company has conducted several surface and underground exploration programs including soil sampling, geophysics, and in-fill/delineation drilling. Core (“Diamond Drilling-DD”) drilling on the property is the principal method of exploration and delineation of gold mineralization.
During the year ended December 31, 2024, the Company has completed a total of 14 drillholes totaling 4,305 meters from surface and 315 drillholes totaling 48,871 meters from underground drilling at the Santoy mine complex.
During the year ended December 31, 2024, the company has completed a total of 220 drillholes totaling 70,318 meters of drilling at Porky West deposit. The main objective of this drilling was to expand the footprint of mineralization. Mineral Resource at Porky West is open at depth and along strike. An exploration plan is in place to increase the Mineral Resource footprint and continue infill drilling in 2025.
To date, drilling completed on the Seabee property (by SSR Mining and previous operators) includes 2,668 surface drillholes totaling 623,344 meters and 7,029 underground drillholes totaling 1,298,648 meters.
Sampling, Analysis, and Data Verification
Sampling interval was established by minimum or maximum sampling lengths and geological and/or structural criteria. During the year ended December 31, 2024, all drill samples in respect of the Seabee Gold Operation underground drilling program were assayed by our on-site non-accredited assay laboratory, which is not independent from the Company. All surface drilling samples and underground umpire samples in 2024 were analyzed at ALS Vancouver laboratories, who is independent of SSR Mining.
Data verification was completed as part of the generation of the mineral resources estimate and all data collected, including but not limited to collar location, downhole survey, geological, and analytical data, are subject to SSR Mining's QAQC procedures.
Puna, Jujuy Province, Argentina
Puna comprises the Chinchillas property and the Pirquitas property, both of which are located the Jujuy Province in far north Argentina. SSR Mining holds 100% interest in Puna through its subsidiary, Puna Operations Inc., which also operates the project.
The total cost of Puna’s gross mineral properties, plant, and equipment as of December 31, 2024 was $423.7 million.
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
Mining Operations
The Chinchillas deposit is mined as a conventional open pit operation. In-pit haulage for both ore and waste utilizes 100 tonne haul trucks. Ore is mined in five-meter benches and stockpiled in a staging area close to the pit. In the staging area, ore is loaded onto 35 tonne road trucks and transported to the processing facility at Pirquitas. Low-grade ore is stockpiled near the pit rim for processing at the end of mine life. Waste rock is hauled to on-site waste rock storage facilities.
Infrastructure, Permitting, and Compliance Activities
Electricity at Chinchillas is supplied through power lines from natural gas generators at Pirquitas. Water for mining operations is drawn from wells, while bottled potable water is imported to site. Non-potable water is pumped from a diversion upstream of the open pit for use at the camp. Infrastructure at Chinchillas consists of technical offices, maintenance facilities, and limited camp and medical facilities. The current Puna workforce totals 854 employees.
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
Resource and Reserve Estimates
The following tables present the mineral reserves and mineral resources information for Puna. Additionally, see “Proven and Probable Reserve Estimates by Mineral” in this Item 2 for further information on the mineral resources and mineral reserves for Puna for the years ended December 31, 2024 and December 31, 2023, and see “Operating Statistics” in this Item 2 for further information on production of the Puna operations for the years ended December 31, 2024 and December 31, 2023. A discussion of the changes in mineral resources and mineral reserves from 2023 to 2024 is also included below.

Puna Reserves as of December 31, 2024
	Proven			Probable			Proven and Probable
	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Metallurgical
Silver	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Chinchillas (OP)(1)(2)(3)	844	145.25	3,940	2,319	141.35	10,540	3,163	142.39	14,480	95%
Chinchillas (Stockpile)	—	—	—	1,112	141.26	5,048	1,112	141.26	5,048	95%

	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Metallurgical
Lead	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	Recovery
Chinchillas (OP)(1)(2)(3)	844	1.19	22.1	2,319	1.16	59.3	3,163	1.17	81.4	92%
Chinchillas (Stockpile)	—	—	—	1,112	1.20	29.3	1,112	1.20	29.3	92%

	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Metallurgical
Zinc	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	Recovery
Chinchillas (OP)(1)(2)(3)	844	0.18	3.3	2,319	0.15	7.7	3,163	0.16	11.0	24%
Chinchillas (Stockpile)	—	—	—	1,112	0.24	5.8	1,112	0.24	5.8	24%
(1)Chinchillas Mineral Reserves are reported at NSR cut off value of $43.37/t, which incorporates appropriate metallurgical recoveries for silver and includes lead and zinc attributable metals. The Mineral Reserve estimates were prepared in accordance with S-K 1300.
(2)Mineral Reserves are reported using $19.00/oz of silver, $0.90/lb of lead, and $1.05/lb of zinc.
(3)Chinchillas processing recoveries vary based on the feed grade. The average recovery is estimated to be 95.0% for silver, 91.6% for lead and 23.8% for zinc.
(4)The point of reference for Mineral Reserves is the point of feed into the processing facility.
Mineral Reserve Estimates at Puna as of December 31, 2024 decreased compared to December 31, 2023. Proven and Probable contained silver ounces decreased by 1.1 Moz, or 6%. Factors contributing to the change include: (i) change to optimization parameters in terms of cost changes and change to cut-off grade, and (ii) conversion of Mineral Resources to Mineral Reserves (Phase 7), (iii) depletion, and (iv) change to stockpile.

Puna Resources as of December 31, 2024
	Measured			Indicated			Measured and Indicated			Inferred
	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver
Silver	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Chinchillas(OP)(1)	922	128.11	3,797	1,880	119.87	7,245	2,802	122.58	11,042	76	119.40	293
Chinchillas (Low Grade Stockpile)(1)	—	—	—	396	71.38	909	396	71.38	909	—	—	—
Pirquitas (UG)(2)	1,259	349.90	14,162	1,221	250.40	9,831	2,480	300.91	23,993	1,320	194.90	8,273

	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Tonnes	Grade	Lead
Lead	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)
Chinchillas(OP)(1)	922	1.12	22.7	1,880	1.01	42.0	2,802	1.05	64.7	76	1.05	1.8
Chinchillas (Low Grade Stockpile)(1)	—	—	—	396	0.56	4.9	396	0.56	4.9	—	—	—

	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc
Zinc	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)	(kt)	%	(Mlbs)
Chinchillas(OP)(1)	922	0.28	5.7	1,880	0.26	10.8	2,802	0.27	16.5	76	0.04	0.1
Chinchillas (Low Grade Stockpile)(1)	—	—	—	396	0.55	4.8	396	0.55	4.8	—	—	—
Pirquitas (UG)(2)	1,259	6.46	179.3	1,221	5.22	140.5	2,480	5.85	319.8	1,320	7.28	211.9
(1)Chinchillas Mineral Resource are contained within a pit shell generated using an NSR cut-off value of $42.33/t. Metallurgical recoveries vary based on the grade and on average are 95.0% silver, 91.6% lead, and 23.8% zinc. Mineral Resources are exclusive of Mineral Reserves. The Mineral Resource estimate was prepared in accordance with S-K 1300.
(2)Pirquitas UG Mineral Resources are contained within underground mining shapes in San Miguel, Potosi, Oploca, and Cortaderas veins based on an NSR cut-off value of $110/t for silver. The cut-off grade includes lead and zinc attributable metal. Metallurgical recoveries vary with grade and on average are 82.7% silver and 53.7% for zinc. There are no Mineral Reserves in Pirquitas.
(3)Mineral Resources are reported using $22.00/oz of silver, $0.95/lb of lead, and $1.15/lb of zinc.
(4)Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
(5)The point of reference for Mineral Resources is the point of feed into the processing facility.
Mineral Resources exclusive of Mineral Reserves at Puna as of December 31, 2024 decreased compared to December 31, 2023. Measured and Indicated contained silver ounces decreased by 19.9 Moz, or 43%, and Inferred silver ounces decreased by 4.2 Moz, or 33%, for a net decrease in Resources by 24.1 Moz, or 35%. Factors contributing to the changes include: (i) conversion of Mineral Resources to Mineral Reserves, (ii) re-interpretation of the mineralized envelopes using the most updated drill hole information, (iii) change to optimization parameters with regards to cost and change in cut-off grade, and (iv) depletion.
SLR International Corporation, as Qualified Person defined under S-K 1300 and NI 43-101, is of the opinion that there are no material changes to the Mineral Resources and Reserves described herein as compared to the information presented in the Puna TRS.

Exploration and Drilling
At Chinchillas, exploration programs included geological mapping, geophysical surveying, and diamond drilling to identify and delineate mineralized areas. At Pirquitas, exploration programs included geological mapping, geophysical surveying, underground rock sampling, and multiple programs of RC and diamond drilling.
In 2024, exploration drilling was conducted on the Chinchillas and Pirquitas properties. During the year ended December 31, 2024, the Company has completed a total of 13 drillholes totaling 1,090 meters at Chinchillas. Drilling was completed within and around the margin of the open pit operation and focused on reconciliation and resource expansion.
During the year ended December 31, 2024, a total of 20 drillholes totaling 9,213 meters was completed at Pirquitas. Drilling focused on the Cortaderas breccia, the Hanging Wall zone, and the North Potosi breccia beneath the northwest section of the San Miguel pit.
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
The 2024 samples were analyzed by Alex Stewart International, with the physical preparation carried out in Palpala, Jujuy, and the chemical analysis performed in Mendoza. Sample shipment between Jujuy and Mendoza was managed by Alex Stewart following arrival in Jujuy.
Both Alex Stewart and ALS are international laboratories certified under ISO 9001:2008, ISO 17025:2008, and ISO 14001: 2004. Alex Stewart and ALS are independent from SSR Mining. Data verification was completed as part of the generation of the mineral resources estimate. All data collected, including but not limited to collar location, downhole survey, geological, and analytical data, are subject to SSR Mining's QAQC procedures.
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
These controls and other methods help to validate the reasonableness of the estimates. The effectiveness of the controls are reviewed periodically to address changes in conditions and the degree of compliance with policies and procedures. Refer to Item 1A. Risk Factors for discussion of risks associated with our estimates of mineral reserves and mineral resources.

Proven and Probable Reserve Estimates by Mineral
The following information about Çöpler is historical in nature and is as of February 13, 2024 only. As described in Part 1. Çöpler Incident, all operations at Çöpler have ceased following the Çöpler Incident and we are unable to determine at this time when operations at Çöpler will resume, if at all. We have not determined that, if we resume operations at Çöpler, the proven and probable reserve estimates by mineral for Çöpler presented below continues to be accurate or will be accurate at such time as the Company resumes operations at Çöpler.
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
The Mineral Reserves presented below as of December 31, 2024 and December 31, 2023 have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) Regulation S-K subpart 1300 rules for Property Disclosures for Mining Registrants (“S-K 1300”), and have been approved by the Qualified Persons. Mineral Reserves metal prices used for preparation of the 2024 Reserve estimate, which were selected, in each case, by the Qualified Persons are: $1,500 per gold ounce, $19.00 per silver ounce, $0.90 per lead pound, $1.05 per zinc pound, and $3.30 per copper pound unless otherwise stated. The Mineral Reserves metal price assumptions for 2023 report are: $1,450 per gold ounce, $18.50 per silver ounce, $0.90 per lead pound, $1.05 per zinc pound and $3.30 per copper pound unless otherwise stated. Otherwise, the assumptions set forth in the respective Technical Report Summaries remain current.
The point of reference for Mineral Reserves is the point of feed into the processing facility for all projects except for Marigold and Çöpler heap leach ore, which is entry into the carbon columns in the processing facility.
Metals shown in the table are contained metals in ore mined and processed.
Tonnage is metric tonnes, ounces represent troy ounces, and g/t represents grams per metric tonne.
Figures may vary due to rounding.
The following tables summarize the Company’s estimated gold reserves attributable to SSR Mining’s ownership or economic interest as of December 31, 2024 and December 31, 2023 for each of its production and exploration assets.

Gold Reserves as of December 31, 2024
			Proven			Probable			Proven and Probable
		SSR	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Metallurgical
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Çöpler (OP)*(1)(2)(3)(4)(5)	Türkiye	80%	12,652	2.25	917	30,446	2.44	2,390	43,098	2.39	3,307	86%
Çöpler Stockpile*	Türkiye	80%	—	—	—	10,389	2.07	692	10,389	2.07	692	90%
Marigold (OP)(6)(7)	United States	100%	—	—	—	168,336	0.52	2,828	168,336	0.52	2,828	73%
Marigold Stockpile	United States	100%	—	—	—	11,725	0.14	53	11,725	0.14	53	74%
Marigold (leach pad inventory)	United States	100%	—	—	—	66,089	0.18	375	66,089	0.18	375	60%
Seabee (UG)(8)(9)	Canada	100%	335	6.11	66	1,466	5.16	243	1,801	5.34	309	96%
Seabee Stockpile	Canada	100%	13	7.90	3	—	—	—	13	7.90	3	96%
			13,000	2.36	986	288,451	0.71	6,581	301,451	0.79	7,567
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See Part 1. Çöpler Incident.
(1)Çöpler Mineral Reserves includes reserves from Çöpler Mine and Greater Cakmaktepe. There are no Mineral Reserves at Bayramdere.
(2)Çöpler Mineral Reserves shown are SSR Mining ownership share only. SSR Mining owns 80% of both Anagold and Kartaltepe licenses.
(3)Çöpler Mineral Reserves are based on a gold price of $1,450/oz. Metallurgical gold recoveries for grind leach varies between 53-90% based on lithology, and for sulfide varies between 81-91%. All cut-off values include allowance for royalty payable. Grind leach uses a NSR cut-off value of $21.77/t, and sulfide ore uses a cut-off value of $45.58/t. Silver credits are not incorporated into NSR calculations.
(4)Çöpler ore definitions: oxide grind leach material is defined as material <2% total sulfur, and sulfide material is ≥2% total sulfur.
(5)Due to the Çöpler Incident, all oxide ore will be campaigned through the existing milling circuit bypassing the autoclaves. If the Grind-Leach facility is approved and completed, the Company will consider the value of processing the oxide ore through such grind-leach circuit.
(6)Marigold Mineral Reserves includes reserves from Marigold Mine and Buffalo Valley.
(7)Marigold Mineral Reserves are based on a gold price of $1,500/oz. Marigold Mineral Reserves are reported at a cut-off grade of 0.069 g/t payable gold (gold assay factored for metallurgical recovery, royalty, and net proceeds). Buffalo Valley cut-off grades ranges from 0.10 g/t – 0.82 g/t payable gold based on material types. No mining dilution is applied to the grade of the Mineral Reserves. Dilution intrinsic to the Mineral Reserves estimate is considered sufficient to represent the mining selectivity considered.
(8)Seabee Mineral Reserves includes Santoy 8, Santoy 9, and Hanging Wall lodes.
(9)Seabee Mineral Reserves are based on a gold price of $1,600/oz and a cut-off grade of 3.28 g/t gold for production stopes, 2.85 g/t for marginal production stopes, and 1.97 g/t for development. Processing recoveries vary based on the feed grade. The average recovery is estimted to be 96.1%.

Gold Reserves as of December 31, 2023
			Proven			Probable			Proven and Probable
		SSR	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Metallurgical
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Çöpler (OP)*(1)(2)(3)(4)	Türkiye	80%	12,701	2.25	920	30,498	2.44	2,394	43,198	2.39	3,314	86%
Çöpler Stockpile*	Türkiye	80%	—	—	—	10,753	2.04	706	10,753	2.04	706	90%
Çöpler Heap Leach Inventory*	Türkiye	80%	—	—	—	—	—	49	—	—	49	67%
Marigold (OP)(5)	United States	100%	—	—	—	150,700	0.52	2,496	150,700	0.52	2,496	74%
Marigold Stockpile	United States	100%	—	—	—	18,600	0.14	85	18,600	0.14	85	77%
Marigold (Leach Pad Inventory)	United States	100%	—	—	—	—	—	282	—	—	282	71%
Seabee (UG)(6)(7)	Canada	100%	238	6.00	46	1,815	5.01	292	2,053	5.13	338	96%
Seabee Stockpile	Canada	100%	13	11.24	5	—	—	—	13	11.24	5	96%
			12,952	2.33	971	212,365	0.87	6,304	225,318	0.96	7,275
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See Part 1. Çöpler Incident.
(1)Çöpler Mineral Reserves includes reserves from Çöpler Mine, Cakmaktepe and Çakmaktepe Extension.
(2)Çöpler Mineral Reserves shown are SSR Mining ownership share only. SSR Mining owns 80% of both Anagold and Kartaltepe licenses.
(3)Çöpler Mineral Reserve cut-offs are based on a gold price of $1,450/oz. Metallurgical gold recoveries for heap leach oxide and grind leach varies between 40-78% and 53-90%, respectively, based on lithology. Metallurgical gold recoveries for sulfide varies between 81-91%. All cut-off values include allowance for royalty payable. Heap leach oxide uses a NSR cut-off value of $21.32/t, grind leach uses a NSR cut-off value of $21.77/t, and sulfide ore uses a cut-off value of $45.58/t.
(4)Çöpler ore definitions: oxide and grind leach material are defined as material <2% total sulfur, and sulfide material is ≥2% total sulfur.
(5)Marigold Mineral Reserves are reported at a cut-off grade of 0.069 g/t payable gold (gold assay factored for metallurgical recovery, royalty, and net proceeds). No mining dilution is applied to the grade of the Mineral Reserves. Dilution intrinsic to the Mineral Reserves estimate is considered sufficient to represent the mining selectivity considered.
(6)Seabee Mineral Reserves includes Santoy 8, Santoy 9, and Hanging Wall lodes.
(7)Seabee Mineral Reserves are based on a gold price of $1,600/oz, a cut-off grade of 2.85 g/t gold for production stopes and 1.97 g/t for development. Processing recoveries vary based on the feed grade. The average recovery is estimated to be 96.4%.

The following tables summarize the Company’s estimated silver reserves attributable to SSR Mining’s ownership or economic interest as of December 31, 2024 and December 31, 2023 for each of its production and exploration assets:

Silver Reserves as of December 31, 2024
			Proven			Probable			Proven and Probable
		SSR	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Metallurgical
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Çöpler (OP)*(1)(2)(3)	Türkiye	80%	12,652	4.10	1,668	30,446	4.54	4,444	43,098	4.41	6,112	30%
Chinchillas (OP)(4)(5)	Argentina	100%	844	145.25	3,940	2,319	141.35	10,540	3,163	142.39	14,480	95%
Chinchillas (Stockpile)	Argentina	100%	—	—	—	1,112	141.26	5,048	1,112	141.26	5,048	95%
			13,496	12.92	5,608	33,877	18.39	20,032	47,373	16.83	25,640
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See Part 1. Çöpler Incident.
(1)Çöpler Mineral Reserves includes reserves from Çöpler Mine and Greater Cakmaktepe. There are no Mineral Reserves at Bayramdere.
(2)Çöpler Mineral Reserves shown are SSR Mining ownership share only. SSR Mining owns 80% of both Anagold and Kartaltepe licenses.
(3)Çöpler metallurgical silver recoveries vary between 23% and 91% for oxide grind leach and 0-3% for sulfide POX. The average recovery is estimated to be 49.7%. Average silver recoveries are 8%. Silver credits are not incorporated into NSR calculations.
(4)Chinchillas Mineral Reserves are reported at NSR cut off value of $43.37/t, which incorporates appropriate metallurgical recoveries and includes lead and zinc attributable metals.
(5)Chinchillas processing recoveries vary based on the feed grade. The average recovery is 95.0% for silver, 91.6% for lead, and 23.8% for zinc.

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
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See Part 1. Çöpler Incident.
(1)Çöpler Mineral Reserves includes reserves from Çöpler Mine and Greater Cakmaktepe.
(2)Çöpler Mineral Reserves shown are SSR Mining ownership share only. SSR Mining owns 80% of both Anagold and Kartaltepe licenses.
(3)Çöpler Mineral Reserve cut-offs are based on a gold price of $1,450/oz. Metallurgical silver recoveries for heap leach and grind leach oxide varies between 0% and 54% based on lithology. Metallurgical recovery for sulfide varies between 0% and 3%. All cut-off values include allowance for royalty payable. Heap leach oxide uses a NSR cut-off value of $21.32/t, grind leach uses a NSR cut-off value of $21.77/t, and sulfide ore uses a cut-off value of $45.58/t.
(4)Çöpler ore definitions: oxide and grind leach material are defined as material <2% total sulfur, and sulfide material is ≥2% total sulfur.
(5)Chinchillas Mineral Reserves are reported at NSR cut off value of $48.97/t, which incorporates appropriate metallurgical recoveries and includes lead and zinc attributable metals.
(6)Chinchillas processing recoveries vary based on the feed grade. The average recovery is estimated to be 95.7% for silver.

The following tables summarize the Company’s estimated lead reserves attributable to SSR Mining’s ownership or economic interest as of December 31, 2024 and December 31, 2023 for each of its production and exploration assets:

Lead Reserves as of December 31, 2024
			Proven			Probable			Proven and Probable
		SSR	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Metallurgical
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	Recovery
Chinchillas (OP)(1)(2)	Argentina	100%	844	1.19	22.1	2,319	1.16	59.3	3,163	1.17	81.4	92%
Chinchillas Stockpile(2)	Argentina	100%	—	—	—	1,112	1.20	29.3	1,112	1.20	29.3	92%
			844	1.19	22.1	3,431	1.17	88.6	4,275	1.18	110.8
(1)Chinchillas Mineral Reserves are reported at NSR cut off value of $43.37/t which incorporates appropriate metallurgical recoveries and includes silver and zinc attributable metals.
(2)Chinchillas processing recoveries vary based on the feed grade. The average recovery is 95.0% for silver, 91.6% for lead, and 23.8% for zinc.

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
(1)Chinchillas Mineral Reserves are reported at NSR cut off value of $48.97/t, which incorporates appropriate metallurgical recoveries and includes silver and zinc attributable metals.
(2)Chinchillas processing recoveries vary based on the feed grade. The average recovery is estimated to be 93.2% for lead.

The following tables summarize the Company’s estimated zinc reserves attributable to SSR Mining’s ownership or economic interest as of December 31, 2024 and December 31, 2023 for each of its production and exploration assets:

Zinc Reserves as of December 31, 2024
			Proven			Probable			Proven and Probable
		SSR	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Metallurgical
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	Recovery
Chinchillas (OP)(1)(2)	Argentina	100%	844	0.18	3.3	2,319	0.15	7.7	3,163	0.16	11.0	24%
Chinchillas Stockpile(2)	Argentina	100%	—	—	—	1,112	0.24	5.8	1,112	0.24	5.8	24%
			844	0.18	3.3	3,431	0.18	13.5	4,275	0.18	16.8
(1)Chinchillas Mineral Reserves are reported at NSR cut off value of $43.37/t which incorporates appropriate metallurgical recoveries and includes silver and lead attributable metals.
(2)Chinchillas processing recoveries vary based on the feed grade. The average recovery is 95.0% for silver, 91.6% for lead, and 23.8% for zinc.

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

There are no copper reserves as of December 31, 2024. Copper was recovered through the heap leach process and the heap leach facility is being decommissioned as a result of the Çöpler Incident, copper reserves have been removed.
The following tables summarize the Company’s estimated copper reserves attributable to SSR Mining’s ownership or economic interest as of December 31, 2023 for each of its production and exploration assets:

Copper Reserves as of December 31, 2023
			Proven			Probable			Proven and Probable
		SSR	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Metallurgical
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	Recovery
Çöpler (OP)*(1)(2)(3)(4)(5)(6)	Türkiye	80%	12,701	0.04	11.6	30,498	0.02	15.7	43,198	0.03	27.3	0.4%
			12,701	0.04	11.6	30,498	0.02	15.7	43,198	0.03	27.3
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See Part 1. Çöpler Incident.
(1)Çöpler Mineral Reserves includes reserves from Çöpler Mine and Greater Çakmaktepe.
(2)Mineral Reserves shown are SSR Mining ownership share only. SSR Mining owns 80% in both Anagold and Kartaltepe licenses.
(3)Mineral Reserve cut-offs are based on $1,450/oz gold price; average oxide recoveries are 73% and average sulfide recoveries are 91%. The weighted average gold recovery is 84%. All cut-off values include allowance for royalty payable. Heap leach oxide uses a NSR cut-off value of $21.32/t, grind leach uses a NSR cut-off value $21.77/t, and sulfide ore uses a cut-off grade of $45.58/t.
(4)Ore definitions: oxide heap leach and grind leach material are defined as material <2% total sulfur, and sulfide material is ≥2% total sulfur.
(5)Copper oxide recoveries are 6%.
(6)There are no copper recoveries in sulfide material.

Resource Estimates by Mineral
The following information about Çöpler is historical in nature and is as of February 13, 2024 only. As described in Part 1. Çöpler Incident, all operations at Çöpler have ceased following the Çöpler Incident and we are unable to determine at this time when operations at Çöpler will resume, if at all. We have not determined that, if we resume operations at Çöpler, the resource estimates by mineral for Çöpler presented below continues to be accurate or will be accurate at such time as the Company resumes operations at Çöpler. We have begun the process to permanently decommission the heap leach and will cease heap leach processing at Çöpler.
Mineral Resources are presented exclusive of Mineral Reserves. Due to the uncertainty that may be attached to Inferred Mineral Resources, it cannot be assumed that all or any part of an Inferred Mineral Resource will be upgraded to an Indicated or Measured Mineral Resource as a result of continued exploration.
The Mineral Resources presented below as of December 31, 2024 have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) Regulation S-K subpart 1300 rules for Property Disclosures for Mining Registrants (“S-K 1300”), and have been approved by the Qualified Persons. Mineral Resources metal prices used for preparation of the 2024 Resource estimate, which were selected, in each case, by the applicable Qualified Persons for each property, are: $1,750 per gold ounce, $22.00 per silver ounce, $0.95 per lead pound, $1.15 per zinc pound, and $3.95 per copper pound unless otherwise stated. The Mineral Resource metal price assumptions for 2023 report are: $1,750 per gold ounce, $22.00 per silver ounce, $0.95 per lead pound, $1.15 per zinc pound, and $3.95 per copper pound unless otherwise stated. Otherwise, the assumptions set forth in the respective Technical Report Summaries remain current.
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
Figures may vary due to rounding.

The following tables summarize the Company’s estimated gold resources exclusive of Mineral Reserves attributable to SSR Mining’s ownership or economic interest as of December 31, 2024 and December 31, 2023 for each of its production and exploration assets:

Gold Resources as of December 31, 2024
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Çöpler (OP)*(1)(2)(3)(4)(5)(6)	Türkiye	80%	8,605	1.15	319	18,572	1.22	729	27,177	1.20	1,048	18,886	1.61	979
Marigold (OP)(7)(8)(9)	United States	100%	—	—	—	147,310	0.40	1,910	147,310	0.40	1,910	18,031	0.43	249
Seabee (UG)(10)	Canada	100%	290	6.34	59	2,150	5.10	352	2,441	5.24	412	1,464	4.37	206
Amisk (OP)(11)	Canada	100%	—	—	—	43,976	0.73	1,028	43,976	0.73	1,028	49,985	0.52	830
			8,895	1.32	378	212,008	0.59	4,019	220,904	0.62	4,398	88,366	0.80	2,264
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See Part 1. Çöpler Incident.
(1)Çöpler Mineral Resources include resources from Çöpler Mine, Greater Cakmaktepe, and Bayramdere. Çöpler Mineral Resources were assessed for reasonable prospects for eventual economic extraction by reporting only material that fell within conceptual pit shells.
(2)Çöpler Mineral Resources shown are SSR Mining ownership share only. SSR Mining owns 80% of both Anagold and Kartaltepe licenses.
(3)Çöpler Mineral Resources are reported based on $1,750/oz gold price.
(4)Çöpler ore definitions: oxide grind leach material is defined as material <2% total sulfur, and sulfide material is ≥2% total sulfur.
(5)Çöpler Mineral Resources are reported at the variable NSR cut-off value based on different metallurgical parameters: grind leach oxide ore uses a NSR cut-off value of $19.26/t, Çöpler sulfide ore uses a NSR cut-off value of $39.87/t, and Greater Çakmaktepe sulfide ore uses a NSR cut-off value of $44.37/t. All NSR cut-off values include allowances for payability, deductions, transport, and royalties. Silver credits are not incorporated into NSR calculations.
(6)Çöpler metallurgical recovery for grind leach varies between 53-90% based on lithology; metallurgical recovery for sulfide varies between 81-91% based on lithology.
(7)Marigold Mineral Resource estimate includes Marigold Mine and Buffalo Valley.
(8)Marigold Mineral Resource estimate is based on an optimized pit shell at a cut-off grade of 0.069 g/t payable gold (gold assay factored for recovery, royalty, and net proceeds). Buffalo Valley is based on a cut-off grade of 0.10 g/t to 0.72 g/t contained gold based on material types.
(9)Marigold metallurgical recoveries varies with gold grade. Marigold Mine and Buffalo Valley average recovery is 73% and 68%, respectively.
(10)Seabee Mineral Resources includes Santoy 8, Santoy 9, Hanging Wall and Porky West lodes. Seabee Mineral Resources were assessed for reasonable prospects for eventual economic extraction by reporting material that fell within conceptual underground shapes. Seabee Mineral Resources are reported using a cut-off grade of 2.85 g/t. Metallurgical recoveries vary with gold grade and on average recoveries are 96.1% for Santoy area ore and 95% for Porky West ores.

(11)Amisk Mineral Resources are reported using a gold equivalent cut-off grade of 0.30 g/t and includes silver attributable ounces. Average gold recovery is 90%. Amisk Mineral Resources are reviewed by internal SSR Mining Qualified Persons, as defined under Regulation S-K 1300.

Gold Resources as of December 31, 2023
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold	Tonnes	Grade	Gold
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Çöpler (OP)*(1)(2)(3)(4)(5)(6)(7)	Türkiye	80%	8,605	1.15	319	18,572	1.22	729	27,177	1.20	1,048	18,886	1.61	979
Marigold (OP)(8)(9)	United States	100%	—	—	—	118,610	0.46	1,740	118,610	0.46	1,740	27,360	0.42	370
Seabee (UG)(10)	Canada	100%	92	5.50	16	1,466	4.30	202	1,558	4.36	218	2,747	5.20	463
Amisk (OP)(11)	Canada	100%	—	—	—	43,976	0.73	1,028	43,976	0.73	1,028	49,985	0.52	830
			8,697	1.20	335	182,624	0.63	3,699	191,321	0.66	4,034	98,979	0.83	2,642
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See Part 1. Çöpler Incident.
(1)Çöpler Mineral Resources include resources from Çöpler Mine, Greater Cakmaktepe, and Bayramdere.
(2)Çöpler Mineral Resources shown are SSR Mining ownership share only. SSR Mining owns 80% of both Anagold and Kartaltepe licenses.
(3)Çöpler Mineral Resources were assessed for reasonable prospects for eventual economic extraction by reporting only material that fell within conceptual pit shells.
(4)Çöpler ore definitions: heap leach and grind leach material are defined as material <2% total sulfur, and sulfide material is ≥2% total sulfur. Grind Leach processing route will be available approximately in 2027.
(5)There is no sulfide material at Bayramdere, Çöpler.
(6)Çöpler Mineral Resources are reported at the variable gold cut-off grades based on different metallurgical parameters: heap leach oxide uses a NSR cut-off of $18.34/t, at Bayramdere the heap leach oxide uses a NSR cutoff of $18.34/t, oxide grind leach uses a NSR cutoff of $19.26/t, and sulfide ore uses a cut-off grade of $39.87/t, Greater Çakmaktepe sulfide cut-off grade of $44.37/t, with allowances for payability, deductions, transport, and royalties.
(7)Çöpler metallurgical recovery for heap leach oxide and grind leach varies between 40-78% and 53-90%, respectively, based on lithology; metallurgical recovery for sulfide varies between 81-91% based on lithology.
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
(11)Amisk Mineral Resources are reported using a gold equivalent cut-off grade of 0.30 g/t and include silver attributable ounces. Average gold recovery is 90%. Amisk Mineral Resources are reviewed by internal SSR Mining Qualified Persons, as defined under Regulation S-K 1300.

The following tables summarize the Company’s estimated silver resources attributable to SSR Mining’s ownership or economic interest as of December 31, 2024 and December 31, 2023 for each of its production and exploration assets:

Silver Resources as of December 31, 2024
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Çöpler (OP)*(1)(2)(3)(4)(5)(6)	Türkiye	80%	8,605	3.51	971	18,572	3.20	1,908	27,177	3.29	2,879	18,886	4.24	2,573
Chinchillas (OP)(7)(8)	Argentina	100%	922	128.11	3,797	1,880	119.87	7,245	2,802	122.58	11,042	76	119.40	293
Chinchillas (Low Grade Stockpile)	Argentina	100%	—	—	—	396	71.38	909	396	71.38	909	—	—	—
Pirquitas (UG)(9)	Argentina	100%	1,259	349.90	14,162	1,221	250.40	9,831	2,480	300.91	23,993	1,320	194.90	8,273
Amisk (OP)(10)	Canada	100%	—	—	—	43,976	5.30	7,531	43,976	5.33	7,531	49,985	3.45	5,550
			10,786	54.59	18,930	66,045	12.90	27,424	76,831	18.77	46,354	70,267	7.38	16,689
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See Part 1. Çöpler Incident.
(1)Çöpler Mineral Resources include resources from Çöpler Mine, Greater Cakmaktepe, and Bayramdere.
(2)Çöpler Mineral Resources shown are SSR Mining ownership share only. SSR Mining owns 80% of both Anagold and Kartaltepe licenses.
(3)Çöpler Mineral Resources were assessed for reasonable prospects for eventual economic extraction by reporting only material that fell within conceptual pit shells. Çöpler Mineral Resources are based on a gold price of $1,750/oz and a silver price of $22.00/oz.
(4)Çöpler oxide definitions: oxide grind leach ore is defined as material <2% total sulfur and sulfide material is ≥2% total sulfur.
(5)Çöpler Mineral Resources are reported at the variable NSR cut-off value based on different metallurgical parameters: grind leach oxide ore uses a NSR cut-off value of $19.26/t, Çöpler sulfide ore uses a cut-off value of $39.87/t, Greater Çakmaktepe sulfide cut-off value of $44.37/t. All NSR calculated with allowances for payability, deductions, transport, and royalties. Silver credits are not incorporated into NSR calculations.
(6)Çöpler metallurgical silver recoveries vary between 23- 91% (average 49.7%) for oxide grind leach and 0-3% for sulfide POX. Average silver recoveries are 8%.
(7)Chinchillas Mineral Resource are contained within a pit shell generated using an NSR cut-off value of $42.33/t.
(8)Chinchillas processing recoveries vary based on the feed grade. The average recovery is 95.0% silver, 91.6% lead and 23.8% for zinc.
(9)Pirquitas UG Mineral Resources are contained within underground mining shapes in San Miguel, Potosi, Oploca, and Cortaderas veins based on an NSR cut-off value of $110/t for silver. The cut-off grade includes lead and zinc attributable metal. Metallurgical recoveries vary with grade and on average are 82.7% silver and 53.7% for zinc. There are no Mineral Reserves at Pirquitas.

(10)Amisk Mineral Resources are reported at a cut-off grade that includes gold ounces and is 0.30 g/t gold equivalent. Silver process recovery is 80%. Amisk Mineral Resources are reviewed by internal SSR Mining Qualified Persons, as defined under Regulation S-K 1300.

Silver Resources as of December 31, 2023
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver	Tonnes	Grade	Silver
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Çöpler (OP)*(1)(2)(3)(4)(5)(6)(7)	Türkiye	80%	8,605	3.51	971	18,572	3.20	1,908	27,177	3.29	2,879	18,886	4.24	2,573
Chinchillas (OP)(8)	Argentina	100%	1,856	116.43	6,948	6,618	113.10	24,065	8,474	113.83	31,012	1,509	93.46	4,536
Chinchillas (Low grade stockpile)	Argentina	100%	—	—	—	357	70.00	803	357	70.00	803	—	—	—
Pirquitas (UG)(9)	Argentina	100%	1,259	349.90	14,162	1,221	250.40	9,831	2,480	300.91	23,992	1,320	194.90	8,273
Amisk (OP)(10)	Canada	100%	—	—	—	43,976	5.30	7,531	43,976	5.33	7,531	49,985	3.45	5,550
			11,720	58.60	22,080	70,744	19.39	44,138	82,464	24.98	66,218	71,700	9.08	20,932
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See Part 1. Çöpler Incident.
(1)Çöpler Mineral Resources include resources from Çöpler Mine, Greater Cakmaktepe, and Bayramdere.
(2)Çöpler Mineral Resources shown are SSR ownership share only. SSR owns 80% of both Anagold and Kartaltepe licenses.
(3)Çöpler Mineral Resources were assessed for reasonable prospects for eventual economic extraction by reporting only material that fell within conceptual pit shells ($1,750/oz for gold, $22.00/oz for silver, and $3.95/lb for copper.
(4)Çöpler oxide definitions: heap leach and grind leach material are defined as material <2% total sulfur. Grind Leach processing route will be available approximately in 2027.
(5)Sulfide definitions: sulfide material is ≥2% total sulfur.
(6)Çöpler Mineral Resources are reported at the variable gold cut-off grades based on different metallurgical parameters: heap leach oxide uses a NSR cut-off value of $18.34/t, at Bayramdere the heap leach oxide uses a NSR cutoff value of $18.34/t, Oxide Grind Leach uses a NSR cutoff value of $19.26/t, and sulfide ore uses a cut-off value of $39.87/t, Greater Çakmaktepe sulfide cut-off value of $44.37/t, with allowances for payability, deductions, transport, and royalties.
(7)Çöpler metallurgical silver recoveries for heap leach and grind leach oxide varies between 0% and 54% based on lithology. Metallurgical recovery for sulfide varies between 0% and 3%. Average silver recoveries are 8%.
(8)Chinchillas Mineral Resource are contained within a pit shell generated using an NSR cut-off of $37.91/tand are reported using a silver metal price of $22.00/oz, $0.95/lb lead, and $1.15/lb of zinc. Metallurgical recoveries vary based on the grade and on average are 95.5% silver.
(9)Pirquitas UG Mineral Resourcesare contained within underground mining shapes in San Miguel, Potosi, Oploca, and Cortaderas veins based on an NSR cut-off on $110/t and are reported using a silver metal price of $22.00/oz and $1.15/lb of zinc. Metallurgical recoveries vary with grade and on average are 82.7% silver. There are no Mineral Reserves at Pirquitas.
(10)Amisk Mineral Resources are reported at a cut-off grade that includes gold ounces and is 0.30 g/t gold equivalent. Silver process recovery is 80%. Amisk Mineral Resources are reviewed by internal SSR Mining Qualified Persons, as defined under Regulation S-K 1300.

The following tables summarize the Company’s estimated lead resources attributable to SSR Mining’s ownership or economic interest as of December 31, 2024 and December 31, 2023 for each of its production and exploration assets:

Lead Resources December 31, 2024
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Tonnes	Grade	Lead
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)
Chinchillas (OP)(1)(2)	Argentina	100%	922	1.12	22.7	1,880	1.01	42.0	2,802	1.05	64.7	76	1.05	1.8
Chinchillas (Low grade stockpile)(2)	Argentina	100%	—	—	—	396	0.56	4.9	396	0.56	4.9	—	—	—
			922	1.12	22.7	2,276	0.94	46.9	3,198	0.99	69.6	76	1.05	1.8
(1)Chinchillas Mineral Resource are contained within a pit shell generated using an NSR cut-off value of $42.33/t.
(2)Chinchillas processing recoveries vary based on the feed grade. The average recovery is 95.0% silver, 91.6% lead and 23.8% for zinc.

Lead Resources December 31, 2023
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Tonnes	Grade	Lead	Tonnes	Grade	Lead
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)
Chinchillas (OP)(1)	Argentina	100%	1,856	1.06	43.4	6,618	1.02	148.8	8,474	1.03	192.1	1,509	0.72	24.0
Chinchillas (Low grade stockpile)	Argentina	100%	—	—	—	357	0.51	4.0	357	0.51	4.0	—	—	—
			1,856	1.06	43.4	6,975	0.99	152.8	8,831	1.01	196.2	1,509	0.72	24.0
(1)Chinchillas Mineral Resource are contained within a pit shell generated using an NSR cut-off of $37.91/t and are reported using a silver metal price of $22.00/oz, $0.95/lb for lead and $1.15/lb for zinc. Metallurgical recoveries vary based on the grade and on average are 92.1% for lead.

The following tables summarize the Company’s estimated zinc resources attributable to SSR Mining’s ownership or economic interest as of December 31, 2024 and December 31, 2023 for each of its production and exploration assets:

Zinc Resources as of December 31, 2024
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc	Tonnes	Grade	Zinc
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)
Chinchillas (OP)(1)(2)	Argentina	100%	922	0.28	5.7	1,880	0.26	10.8	2,802	0.27	16.5	76	0.04	0.1
Chinchillas (Low Grade Stockpile)(2)	Argentina	100%	—	—	—	396	0.55	4.8	396	0.55	4.8	—	—	—
Pirquitas (UG)(3)	Argentina	100%	1,259	6.46	179.3	1,221	5.22	140.5	2,480	5.85	319.8	1,320	7.28	211.9
			2,181	3.85	185.0	3,497	2.02	156.1	5,678	2.72	341.1	1,396	6.88	212.0
(1)Chinchillas Mineral Resources are contained within a pit shell generated using a NSR cut off value of $42.33/t.
(2)Chinchillas processing recoveries vary based on the feed grade. The average recovery is 95.0% silver, 91.6% lead and 23.8% for zinc.
(3)Pirquitas UG Mineral Resources are contained within underground mining shapes in San Miguel, Potosi, Oploca, and Cortaderas veins based on an NSR cut-off of $110/t. Metallurgical recoveries vary with grade and on average are 82.7% silver and 53.7% for zinc. There are no Mineral Reserves at Pirquitas.

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
(1)Chinchillas Mineral Resources are contained within a pit shell generated using a NSR cut off value of $37.91/t and are reported using a metal prices of $22.00/oz for silver, $0.95/lb for lead, and $1.15/lb for zinc. Metallurgical recoveries vary with grade and on average are 55% for zinc.
(2)Pirquitas UG Mineral Resources are contained within underground mining shapes in San Miguel, Potosi, Oploca, and Cortaderas veins based on an NSR cut-off on $110/t and are reported using a silver metal price of $22.00/oz and $1.15/lb of zinc. Metallurgical recoveries vary with grade and on average are 53.7% for zinc. There are no Mineral Reserves at Pirquitas.

There are no copper resources as of December 31, 2024. Copper was recovered through the heap leach process and the heap leach facility is being decommissioned as a result of the Çöpler Incident, copper resources have been removed. The following tables summarize the Company’s estimated copper resources attributable to SSR Mining’s ownership or economic interest as of December 31, 2023 for each of its production and exploration assets:

Copper Resources as of December 31, 2023
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Tonnes	Grade	Copper	Tonnes	Grade	Copper
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)
Çöpler (OP)*(1)(2)(3)(4)(5)(6)(7)	Türkiye	80%	8,605	0.06	11.4	18,572	0.05	19.1	27,177	0.05	30.4	18,886	0.06	24.0
			8,605	0.06	11.4	18,572	0.05	19.1	27,177	0.05	30.4	18,886	0.06	24.0
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See Part 1. Çöpler Incident.
(1)Çöpler Mineral Resources include resources from Çöpler Mine, Cakmaktepe, Çakmaktepe Extension and Bayramdere.
(2)Mineral Resources shown are SSR Mining ownership share only. SSR Mining owns 80% of both Anagold and Kartaltepe licenses.
(3)All Mineral Resources for Çöpler were assessed for reasonable prospects for eventual economic extraction by reporting only material that fell within conceptual pit shells ($1,400/oz for gold and $19.00/oz for silver for Bayramdere).
(4)Oxide definitions: heap leach and grind leach material are defined as material <2% total sulfur.
(5)Sulfide definitions: sulfide material is ≥2% total sulfur.
(6)Mineral Resources are reported at the variable gold cut-off grades based on different metallurgical parameters: heap leach oxide uses a NSR cut-off of $18.34/t, at Bayramdere the heap leach oxide uses a NSR cutoff of $18.34/t, oxide grind leach uses a NSR cutoff of $19.26/t, and Çöpler sulfide ore uses a cut-off value of $39.87/t, Greater Çakmaktepe sulfide cut-off value of $44.37/t, with allowances for payability, deductions, transport, and royalties.
(7)Copper oxide recoveries are 8%. There are no recoveries in sulfide material.

Reserve and Resource Estimates by Mineral for Hod Maden
The Mineral Reserves and Mineral Resources for Hod Maden as of December 31, 2024 that are presented below are estimates that have been prepared by SSR Mining based on data available as of July 2019 and have been approved by internal SSR Mining Qualified Persons, as defined under Regulation S-K 1300 and NI 43-101. Hod Maden is not considered a material property of the Company, as it relates to Regulation S-K 1300 and NI 43-101. SSR's ownership in Hod Maden is 10%. Mineral Reserves and Resources shown are SSR ownership share only.
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
Figures may vary due to rounding.

The following table summarizes the estimated gold and copper reserves attributable to SSR Mining’s ownership or economic interest as of December 31, 2024 for Hod Maden:

Hod Maden Reserves as of December 31, 2024
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
The following table summarizes the Company’s estimated gold and copper resources exclusive of Mineral Reserves attributable to SSR Mining’s ownership or economic interest as of December 31, 2024 for Hod Maden:

Hod Maden Resources as of December 31, 2024
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

Exploration and Drilling
Between 2014 and 2019, a total of 269 holes, either PQ or HQ, were drilled into the Hod Maden deposit. Twenty-nine holes drilled for geotechnical and hydrogeological reasons were excluded from resource estimation. Drill spacing through main mineralized ore zone is approximately 25m and high percentage of drillholes dip approximately 60°, either to the west or east. To date, a total of 449 drillholes for 92,276 meters have been completed in the Hod Maden property area, including 80 geotechnical drillholes for 3,239 meters drilled in 2024.
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
Data verification was completed as part of the generation of the mineral resources estimate. All data collected, including but not limited to collar location, downhole survey, geological, and analytical data, are subject to SSR Mining's QAQC procedures.

Operating Statistics
The following tables summarize operating statistics related to production of our operations for the year ended December 31, 2024, December 31, 2023 and December 31, 2022. Our operations at Çöpler are currently suspended. See Part 1. Çöpler Incident for more information.

	Year ended December 31, 2024
	Çöpler	Marigold	Seabee	Puna
Gold produced (oz)	28,206	168,262	78,545	—
Gold sold (oz)	30,382	167,669	81,070	—
Silver produced ('000 oz)	—	—	—	10,500
Silver sold ('000 oz)	—	—	—	9,642
Lead produced ('000 lb)	—	—	—	53,703
Lead sold ('000 lb)	—	—	—	49,631
Zinc produced ('000 lb)	—	—	—	3,641
Zinc sold ('000 lb)	—	—	—	3,121

Ore mined (kt)	266	27,690	365	2,328
Waste removed (kt)	3,571	72,028	265	5,900
Total material mined (kt)	3,837	99,718	630	8,228

Ore stacked - oxide (kt)	184	27,690	—	—
Gold grade stacked - oxide (g/t)	1.17	0.28	—	—

Ore milled (kt)	343	—	366	1,862
Gold mill feed grade (g/t)	2.39	—	6.93	—
Gold recovery (%)	78.9	—	96.4	—
Silver mill feed grade (g/t)	—	—	—	181.0
Lead mill feed grade (%)	—	—	—	1.37
Zinc mill feed grade (%)	—	—	—	0.20
Silver recovery (%)	—	—	—	96.9
Lead recovery (%)	—	—	—	95.6
Zinc recovery (%)	—	—	—	44.2

	Year ended December 31, 2023
	Çöpler	Marigold	Seabee	Puna
Gold produced (oz)	220,999	278,488	90,777	—
Gold sold (oz)	225,599	275,962	83,610	—
Silver produced ('000 oz)	—	—	—	9,688
Silver sold ('000 oz)	—	—	—	9,920
Lead produced ('000 lb)	—	—	—	45,772
Lead sold ('000 lb)	—	—	—	48,640
Zinc produced ('000 lb)	—	—	—	7,127
Zinc sold ('000 lb)	—	—	—	8,166

Ore mined (kt)	4,501	21,846	443	1,926
Waste removed (kt)	25,197	74,800	307	6,240
Total material mined (kt)	29,698	96,646	750	8,166

Ore stacked - oxide (kt)	813	21,846	—	—
Gold grade stacked - oxide (g/t)	1.36	0.45	—	—

Ore milled (kt)	2,733	—	445	1,728
Gold mill feed grade (g/t)	2.56	—	6.62	—
Gold recovery (%)	87.5	—	96.7	—
Silver mill feed grade (g/t)	—	—	—	181.1
Lead mill feed grade (%)	—	—	—	1.27
Zinc mill feed grade (%)	—	—	—	0.34
Silver recovery (%)	—	—	—	96.3
Lead recovery (%)	—	—	—	94.3
Zinc recovery (%)	—	—	—	54.6

	Year ended December 31, 2022
	Çöpler	Marigold	Seabee	Puna
Gold produced (oz)	191,366	194,668	136,125	—
Gold sold (oz)	192,811	195,617	133,500	—
Silver produced ('000 oz)	—	—	—	8,397
Silver sold ('000 oz)	—	—	—	7,864
Lead produced ('000 lb)	—	—	—	41,004
Lead sold ('000 lb)	—	—	—	38,393
Zinc produced ('000 lb)	—	—	—	8,583
Zinc sold ('000 lb)	—	—	—	6,998

Ore mined (kt)	3,161	18,061	425	1,851
Waste removed (kt)	17,311	72,166	291	8,634
Total material mined (kt)	20,472	90,227	716	10,485

Ore stacked - oxide (kt)	459	18,061	—	—
Gold grade stacked - oxide (g/t)	1.06	0.56	—	—

Ore milled (kt)	2,068	—	414	1,638
Gold mill feed grade (g/t)	2.86	—	10.36	—
Gold recovery (%)	87.0	—	98.0	—
Silver mill feed grade (g/t)	—	—	—	166.7
Lead mill feed grade (%)	—	—	—	1.23
Zinc mill feed grade (%)	—	—	—	0.49
Silver recovery (%)	—	—	—	95.7
Lead recovery (%)	—	—	—	92.3
Zinc recovery (%)	—	—	—	48.7

ITEM 3. LEGAL PROCEEDINGS
From time to time, the Company and its subsidiaries have become involved in litigation relating to claims arising out of operations in the normal course of business, including challenges to permits and approvals granted to the Company by various governmental or other regulatory bodies. Information regarding legal proceedings is contained in Note 24 to the Consolidated Financial Statements contained in this Annual Report and is incorporated herein by reference.
On March 18, 2024 and March 22, 2024, two related putative securities class actions, Karam Akhras v. SSR Mining Inc., et. al., Case No. 24-cv-00739 and Eric Lindemann v. SSR Mining Inc., et. al., Case No. 24-cv-00808, were filed in the United States District Court for the District of Colorado (collectively, the “US Securities Actions”). The US Securities Actions assert claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against the Company, as well as certain of its current and former members of management (the “Individual Defendants”, and together with the Company, the “Defendants”) and for alleged violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaints allege that certain public statements made by the Defendants were rendered materially false and misleading with respect to, among other things, the adequacy of the Company’s internal controls relating to its safety practices and operational integrity at its Çöpler mining facility in Türkiye. On August 2, 2024, the US Securities Actions were consolidated as Consolidated Civil Action No. 1:24-cv-00739-DDD-SBP (the “Consolidated US Securities Action”) and the court appointed lead counsel and a lead plaintiff for the putative class. On October 15, 2024, the lead plaintiff filed a consolidated amended complaint. Defendants filed a motion to dismiss the consolidated amended complaint on December 17, 2024, which is currently pending before the court.
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
ITEM 4. MINE SAFETY DISCLOSURES
The Company is required to report certain mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K 1300, and that required information is included in Exhibit 95 to this Annual Report, which is incorporated herein by reference.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
The Company’s common shares are listed under the ticker symbol “SSRM” on the TSX and Nasdaq. The Company’s CDIs are listed under the ticker symbol “SSR” on ASX. As of January 31, 2025, there were approximately 1,161 holders of record of the Company’s common shares without par value, and approximately 2,788 holders of record of the Company’s CDIs.
In 2024, under a Normal Course Issuer bid authorized by the Company's Board of Directors on June 16, 2023 (the "2023 NCIB"), the Company purchased and cancelled an aggregate total of 1,117,100 common shares via open market purchases through the facilities of the TSX and the Nasdaq at a weighted average price paid per common share of $8.79 and a total repurchase value of $9.8 million.
Following the Çöpler Incident, the Company delivered notice to its designated broker to terminate its automatic share purchase plan effective March 1, 2024 and the Company ceased all share repurchases under the 2023 NCIB. The Company does not know at this time when it may resume share repurchases.
There were no unregistered sales of equity securities during the quarter ended December 31, 2024.
Dividend Policy
On February 17, 2021, the Company’s Board approved its inaugural quarterly dividend payment of $0.05 per common share that was paid on March 31, 2021 to shareholders of record at the close of business on March 5, 2021. The quarterly dividend payment was subsequently increased to $0.07 per common share as approved by the Board on February 22, 2022. During the year ended December 31, 2024 the Company declared no dividends. Following the Çöpler Incident, the Board suspended dividends. The Company does not know at this time when it may resume dividends.
Performance Graph
The following performance graph compares the performance of our common shares during the period beginning December 31, 2019 and ending December 31, 2024 to the S&P 500 and the S&P 500 Gold Index. The graph assumes a $100 investment in our common shares and in each of the indexes since the beginning of the period, and a reinvestment of dividends paid on such investments on a quarterly basis throughout the period.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
SSR Mining Inc.	$100.00	$104.41	$93.10	$83.80	$58.78	$39.70
S&P/TSX Global Gold Index	$100.00	$120.71	$111.74	$106.31	$108.71	$128.94
S&P 500 Gold (Sub Ind)	$100.00	$137.84	$142.74	$108.63	$95.26	$85.66
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of SSR Mining Inc. and its subsidiaries (collectively, the “Company”). The Company uses certain non-GAAP financial measures in this MD&A; for a description of each of these measures, please see the discussion under “Non-GAAP Financial Measures” in Part II, Item 7. Management’s Discussion and Analysis herein. This item should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in this annual report.
The following MD&A discusses the Company's consolidated financial condition and results of operations for the years ended 2024 and 2023 and year-over-year comparisons between 2024 and 2023. Discussions of the consolidated financial condition and results of operations for the year ended 2022 and year-over-year comparisons between 2023 and 2022 are included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2024.
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
On February 13, 2024, the Company suspended all operations at its Çöpler property as a result of a significant slip on the heap leach pad (the “Çöpler Incident”). The Çöpler Incident is expected to have a significant impact on the Company’s operations, results of operations, cash flows and financial condition. Following the Çöpler Incident, the heap leach pad will be permanently closed, and heap leach processing will no longer take place at Çöpler. At this time, the Company is not able to estimate or predict when it will resume operations at Çöpler.
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

On December 6, 2024, the Company entered into an agreement to acquire the Cripple Creek & Victor Gold Mine ("CC&V") in Colorado from Newmont Corporation for $100.0 million cash payment and up to $175.0 million in cash milestone payments payable in connection with the approval to amend the permit application to extend the life of mine and obtaining regulatory relief relating to flow related permitting requirements.
On May 23, 2024, the Company completed the sale of the San Luis project located in the Ancash department of central Peru to Highlander Silver Corp. (“Highlander Silver”) in exchange for cash of $5.0 million and contingent consideration in the form of cash payments of up to $37.5 million. The fair value of the contingent consideration on the closing date was $2.4 million and is payable in six installments beginning with the commencement of an initial drilling program at the San Luis project and ending on the second anniversary of commercial production. The consideration received does not include certain payments that are contingent upon completion of a feasibility study and commercial production. The Company retained a 4.0% net smelter return royalty (“NSR”) on the San Luis project, half of which can be repurchased by Highlander Silver for $15.0 million at any time until the commencement of construction.
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
For further information regarding the acquisitions and divestitures mentioned above, see Note 4 to the Consolidated Financial Statements.
Consolidated Results of Operations
A summary of the Company’s consolidated financial and operating results for the years ended December 31, are presented below (in thousands):

	Year Ended December 31,			Change
	2024	2023	2022	2024 (%)	2023 (%)
Financial Results
Revenue	$995,618	$1,426,927	$1,148,033	(30.2)%	24.3%
Cost of sales (1)	$514,032	$804,147	$607,942	(36.1)%	32.3%
Depreciation, depletion, and amortization	$130,192	$214,012	$181,447	(39.2)%	17.9%
General and administrative expenses	$62,885	$67,457	$71,660	(6.8)%	(5.9)%
Exploration and evaluation	$41,804	$50,185	$46,811	(16.7)%	7.2%
Reclamation and remediation costs	$296,871	$8,698	$6,035	3,313.1%	44.1%
Impairment of long-lived and other assets	$114,599	$361,612	$—	(68.3)%	100.0%
Impairment charges of goodwill	$—	$49,786	$—	(100.0)%	100.0%
Care and maintenance	$120,280	$—	$41,800	100.0%	(100.0)%
Other operating expense (income), net	$37,240	$1,274	$2,070	2,823.1%	(38.5)%
Operating income (loss)	$(322,285)	$(130,244)	$190,268	147.4%	(168.5)%
Net income (loss)	$(352,582)	$(120,225)	$210,428	193.3%	(157.1)%
Net income (loss) attributable to SSR Mining shareholders	$(261,277)	$(98,007)	$194,140	166.6%	(150.5)%
Basic net income (loss) per share attributable to SSR Mining shareholders	$(1.29)	$(0.48)	$0.92	168.8%	(152.2)%
Diluted net income (loss) per share attributable to SSR Mining shareholders	$(1.29)	$(0.48)	$0.89	168.8%	(153.9)%
Adjusted attributable net income (loss) (2)	$57,591	$276,494	$144,814	(79.2)%	90.9%
Adjusted basic attributable net income (loss) per share (2)	$0.28	$1.35	$0.69	(79.3)%	95.7%
Adjusted diluted attributable net income (loss) per share (2)	$0.28	$1.29	$0.67	(78.3)%	92.5%

Operating Results
Gold produced (oz)	275,013	590,264	522,159	(53.4)%	13.0%
Gold sold (oz)	279,121	585,171	521,928	(52.3)%	12.1%
Silver produced ('000 oz)	10,500	9,688	8,397	8.4%	15.4%
Silver sold ('000 oz)	9,642	9,920	7,864	(2.8)%	26.2%
Lead produced ('000 lb) (3)	53,703	45,772	41,004	17.3%	11.6%
Lead sold ('000 lb) (3)	49,631	48,640	38,393	2.0%	26.7%
Zinc produced ('000 lb) (3)	3,641	7,127	8,583	(48.9)%	(17.0)%
Zinc sold ('000 lb) (3)	3,121	8,166	6,998	(61.8)%	16.7%

Gold equivalent produced (oz) (4)	399,267	706,894	623,819	(43.5)%	13.3%
Gold equivalent sold (oz) (4)	393,216	704,594	617,135	(44.2)%	14.2%

Average realized gold price ($/oz sold)	$2,381	$1,950	$1,812	22.0%	7.7%
Average realized silver price ($/oz sold)	$29.16	$22.82	$19.47	27.8%	17.2%

Cost of sales per gold equivalent ounce sold (1, 4)	$1,307	$1,141	$985	14.5%	15.8%
Cash cost per gold equivalent ounce sold (2, 4)	$1,200	$1,083	$928	10.8%	16.7%
AISC per gold equivalent ounce sold (2, 4)	$1,878	$1,461	$1,339	28.5%	9.1%
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

Revenue
For the year ended December 31, 2024, revenue decreased by $431.3 million, or 30.2%, to $995.6 million as compared to $1,426.9 million for the year ended December 31, 2023. The decrease was mainly due to a 52.3% decrease in gold ounces sold, or $596.9 million, and a 2.8% decrease in silver ounces sold, or $6.4 million, partially offset by a 22.0% increase in average realized gold price, or $120.1 million, and a 27.8% increase in realized silver price, or $61.1 million. The decrease in gold ounces sold was primarily related to the suspension of operations at Çöpler following the Çöpler Incident. For a complete discussion of revenue by segment, refer to the Results of Operations below.
Cost of sales
Cost of sales decreased by $290.1 million, or 36.1%, to $514.0 million for the year ended December 31, 2024, as compared to $804.1 million for the year ended December 31, 2023. The decrease was primarily due to 52.3% fewer ounces of gold sold compared to 2023, primarily related to the suspension of operations at Çöpler following the Çöpler Incident. For a complete discussion of cost of sales by segment, refer to the Results of Operations below.
Depreciation, depletion and amortization

	Year Ended December 31,			Change
	2024	2023	2022	2024 (%)	2023 (%)
Depreciation, depletion, and amortization ($000s)	$130,192	$214,012	$181,447	(39.2)%	17.9%
Gold equivalent ounces sold	393,216	704,594	617,135	(44.2)%	14.2%
Depreciation, depletion, and amortization per gold equivalent ounce sold	$331	$304	$294	8.9%	3.4%
Depreciation, depletion, and amortization (“DD&A”) expense decreased by $83.8 million, or 39.2%, to $130.2 million for the year ended December 31, 2024 as compared to $214.0 million for the year ended December 31, 2023, primarily due to fewer gold equivalent ounces sold.
General and administrative expense
General and administrative expense for the year ended December 31, 2024 was $62.9 million as compared to $67.5 million for the year ended December 31, 2023, a decrease of $4.6 million mainly due to lower employee compensation expense.
Exploration and evaluation costs
Exploration and evaluation costs decreased by $8.4 million to $41.8 million for the year ended December 31, 2024 as compared to $50.2 million for the year ended December 31, 2023. Exploration and evaluation costs were lower due to reduced drilling activity during 2024 as compared to 2023. Exploration and evaluation costs were primarily related to the Sterling project at Marigold, exploration activities for the Cortaderas project at Puna, and surface exploration for the Porky West and Amisk projects at Seabee.
Reclamation and remediation costs
Reclamation and remediation costs for the year ended December 31, 2024 were $296.9 million as compared to $8.7 million for the year ended December 31, 2023. Reclamation and remediation costs increased by $288.2 million mainly due to reclamation and remediation costs related to the Çöpler Incident.
Care and maintenance
Care and maintenance costs for the year ended December 31, 2024 were $120.3 million. Care and maintenance expense incurred during 2024 represents direct costs not associated with environmental reclamation and remediation costs of $61.6 million and depreciation of $47.1 million due to the ongoing suspension of operations at Çöpler in addition to direct costs of $9.4 million and depreciation of $2.2 million during the suspension of operations at Seabee during the third quarter of 2024 due to forest fires in the vicinity of the mine.

Impairment charges of long-lived and other assets
Impairment charges of long-lived and other assets decreased by $247.0 million to $114.6 million for the year ended December 31, 2024 as compared to $361.6 million for the year ended December 31, 2023. Impairment charges of long-lived and other assets for the year ended December 31, 2024 were due to non-cash impairment charges of $114.2 million of heap leach pad inventory and related heap leach facilities due to the decommissioning of the heap leach as the result of the Çöpler Incident and non-cash impairment charges of $0.4 million resulting from the damage to plant and equipment due to the forest fires near Seabee. Impairment of long-lived and other assets for the year ended December 31, 2023 were primarily due to non-cash impairment charges of $349.2 million at Çöpler, which are unrelated to the Çöpler Incident, and $9.8 million non-cash write-offs of capitalized cloud computing arrangement implementation costs. Refer to Note 8 to the Consolidated Financial Statements for further details.
Impairment charges of goodwill
Impairment charges of goodwill decreased by $49.8 million to nil for the year ended December 31, 2024 as compared to $49.8 million for the year ended December 31, 2023. During 2023, the Company performed a quantitative goodwill test for the Seabee reporting unit and concluded that goodwill was impaired and recorded a non-cash impairment, which represented the full balance of the reporting unit. This impairment was unrelated to the forest fires near Seabee.
Other operating expenses (income), net
Other operating expenses (income), net for the year ended December 31, 2024 were $37.2 million as compared to $1.3 million for the year ended December 31, 2023. The expenses incurred in 2024 primarily relate to $31.8 million of contingencies and expenses incurred related to the Çöpler Incident and $7.7 million of other taxes, offset by a $3.2 million gain on the sale and disposal of assets primarily attributable to the divestiture of San Luis. The expenses incurred during 2023 were primarily related to the loss on the sale of assets of $0.8 million and transaction and integration costs of $0.4 million.
Interest expense
Interest expense for the year ended December 31, 2024 was $13.0 million as compared to $16.6 million for the year ended December 31, 2023. The decrease was primarily due to lower debt balances outstanding during 2024 following the full repayment of the Term Loan in the third quarter 2023.
Other income (expense)
Other income for the year ended December 31, 2024 was $26.3 million as compared to income of $50.2 million for the year ended December 31, 2023, a decrease of $23.9 million. The changes were mainly due to a reduction in gains on investments and marketable securities sales of $31.3 million partially offset by an increase in the fair value of marketable securities of $3.5 million for the year ended December 31, 2024.
Foreign exchange gain (loss)
Foreign exchange loss for the year ended December 31, 2024 was $9.7 million compared to a loss of $105.7 million for the year ended December 31, 2023. During the year ended December 31, 2024, the decrease in foreign exchange loss was mainly due to the weakening of the ARS against the USD and its impact on ARS-denominated assets at Puna in 2023 compared to 2024. During the fourth quarter of 2023, the Argentine government implemented measures to address the current economic situation including increasing the ARS exchange rate by more than 50.0% following the presidential elections and permitting the conversion of a portion of export proceeds at the market rate. The ARS exchange rate devaluation of 50.0% resulted in a foreign exchange loss of approximately $64.4 million in the fourth quarter of December 31, 2023. Additionally, the Company utilized blue chip swaps to convert a portion of the ARS to USD and to manage currency risk.
Income and mining tax benefit (expense)
Income and mining tax expense for the year ended December 31, 2024 was $33.3 million as compared to a benefit of $82.5 million for the year ended December 31, 2023. The increase in income tax expense was primarily a result of a $151.3 million increase in the Company’s valuation allowance, primarily due to the effects of the Çöpler Incident. The increase in income tax expense compared to the prior period was partially offset by the absence of a one-time deferred tax charge of $68.9 million in 2023, following an increase in the corporate tax rate in Türkiye.

On June 19, 2024, Canada’s Bill C-69, Budget Implementation Act, 2024, No. 1, received third reading in the Canadian House of Commons and Pillar Two became substantively enacted for Canadian financial reporting purposes. The legislation is effective for the Company’s financial year beginning January 1, 2024. The Company does not anticipate exposure to taxes under Pillar Two for the 2024 tax year as the jurisdictions it operates in have an effective tax rate greater than the 15% or meet the routine profits test.

Results of Operations
Çöpler, Türkiye

	Year Ended December 31,			Change
Operating Data	2024 (1)	2023	2022	2024 (%)	2023 (%)
Gold produced (oz)	28,206	220,999	191,366	(87.2)%	15.5%
Gold sold (oz)	30,382	225,599	192,811	(86.5)%	17.0%
Average realized gold price ($/oz sold)	$2,103	$1,945	$1,826	8.1%	6.5%

Ore mined (kt)	266	4,501	3,161	(94.1)%	42.4%
Waste removed (kt)	3,571	25,197	17,311	(85.8)%	45.6%
Total material mined (kt)	3,837	29,698	20,472	(87.1)%	45.1%

Ore milled (kt)	343	2,733	2,068	(87.4)%	32.1%
Gold mill feed grade (g/t)	2.39	2.56	2.86	(6.6)%	(10.5)%
Gold recovery (%)	78.9	87.5	87.0	(9.8)%	0.5%

Ore stacked (kt)	184	813	459	(77.4)%	77.2%
Gold grade stacked (g/t)	1.17	1.36	1.06	(14.0)%	28.4%

Cost of sales (2)	$36,215	$268,628	$189,825	(86.5)%	41.5%
Cost of sales ($/oz gold sold) (2)	$1,192	$1,191	$985	0.1%	20.9%
Cash costs ($/oz gold sold) (3)	$1,222	$1,175	$969	4.0%	21.3%
AISC ($/oz gold sold) (3)	$3,814	$1,433	$1,328	166.2%	7.9%
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
Year ended December 31, 2024 compared to the year ended December 31, 2023
Operations were suspended following the Çöpler Incident on February 13, 2024 and resulted in a decrease in gold production and gold sold of 87.2% and 86.5% respectively. Care and maintenance expense of $108.7 million was recorded which represents direct costs not associated with the environmental reclamation and remediation costs and depreciation.

Marigold, USA

	Year Ended December 31,			Change
Operating Data	2024	2023	2022	2024 (%)	2023 (%)
Gold produced (oz)	168,262	278,488	194,668	(39.6)%	43.1%
Gold sold (oz)	167,669	275,962	195,617	(39.2)%	41.1%
Average realized gold price ($/oz sold)	$2,438	$1,950	$1,783	25.0%	9.4%

Ore mined (kt)	27,690	21,846	18,061	26.8%	21.0%
Waste removed (kt)	72,028	74,800	72,166	(3.7)%	3.6%
Total material mined (kt)	99,718	96,646	90,227	3.2%	7.1%

Ore stacked (kt)	27,690	21,846	18,061	26.8%	21.0%
Gold grade stacked (g/t)	0.28	0.45	0.56	(37.8)%	(18.8)%

Cost of sales (1)	$244,312	$289,063	$206,014	(15.5)%	40.3%
Cost of sales ($/oz gold sold) (1)	$1,457	$1,047	$1,053	39.2%	(0.6)%
Cash costs ($/oz gold sold) (2)	$1,459	$1,049	$1,056	39.1%	(0.7)%
AISC ($/oz gold sold) (2)	$1,711	$1,349	$1,378	26.8%	(2.1)%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Marigold. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Year ended December 31, 2024 compared to the year ended December 31, 2023
Gold production decreased 39.6% due to lower grade ore stacked, partially offset by more ore tonnes stacked. Revenue decreased by $129.2 million or 24.0%, of which $211.0 million was the result of fewer gold ounces sold partially offset by a $81.8 million increase due to higher average realized gold price in 2024. Cost of sales decreased by $44.8 million, or 15.5%, due to fewer gold ounces sold, partially offset by higher mining costs as a result of more tonnes mined, as well as higher royalty expense due to higher gold prices. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 39.2% and 39.1%, respectively, due to lower grade ore stacked. AISC per ounce of gold sold increased 26.8% due to higher cash costs per ounce of gold sold, partially offset by lower sustaining capital expenditures compared to 2023, which reflected the purchase of four haul trucks.

Seabee, Canada

	Year Ended December 31,			Change
Operating Data	2024	2023	2022	2024 (%)	2023 (%)
Gold produced (oz)	78,545	90,777	136,125	(13.5)%	(33.3)%
Gold sold (oz)	81,070	83,610	133,500	(3.0)%	(37.4)%
Average realized gold price ($/oz sold)	$2,362	$1,965	$1,833	20.2%	7.2%

Ore mined (kt)	365	443	425	(17.6)%	4.1%

Ore milled (kt)	366	445	414	(17.8)%	7.6%
Gold mill feed grade (g/t)	6.93	6.62	10.36	4.7%	(36.1)%
Gold recovery (%)	96.4	96.7	98.0	(0.3)%	(1.3)%

Cost of sales (1)	$77,846	$82,898	$74,679	(6.1)%	11.0%
Cost of sales ($/oz gold sold) (1)	$960	$991	$559	(3.1)%	77.3%
Cash costs ($/oz sold) (2)	$961	$992	$561	(3.1)%	76.8%
AISC ($/oz sold) (2)	$1,515	$1,427	$823	6.2%	73.4%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Seabee. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Year ended December 31, 2024 compared to the year ended December 31, 2023
Gold production decreased 13.5% due to fewer ore tonnes milled, partially offset by higher mill feed grade. Gold sold exceeded gold production due to the timing of sales of finished goods inventory. Revenue increased by $27.4 million, or 16.7%, of which $32.2 million was a result of higher average realized gold price partially offset by $4.8 million due to fewer gold ounces sold. Cost of sales decreased by $5.1 million, or 6.1%, as a result of fewer gold ounces sold. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold decreased 3.1% and 3.1%, respectively, due to higher grade ore milled. AISC per ounce of gold sold increased 6.2% due to care and maintenance expenses incurred during the temporary suspension of operations due to forest fires near the mine during the third quarter of 2024.

Puna, Argentina

	Year Ended December 31,			Change
Operating Data	2024	2023	2022	2024 (%)	2023 (%)
Silver produced ('000 oz)	10,500	9,688	8,397	8.4%	15.4%
Silver sold ('000 oz)	9,642	9,920	7,864	(2.8)%	26.1%
Lead produced ('000 lb)	53,703	45,772	41,004	17.3%	11.6%
Lead sold ('000 lb)	49,631	48,640	38,393	2.0%	26.7%
Zinc produced ('000 lb)	3,641	7,127	8,583	(48.9)%	(17.0)%
Zinc sold ('000 lb)	3,121	8,166	6,998	(61.8)%	16.7%
Gold equivalent sold ('000 oz) (1)	114,095	119,423	95,207	(4.5)%	25.4%
Average realized silver price ($/oz)	$29.16	$22.82	$19.47	27.8%	17.2%

Ore mined (kt)	2,328	1,926	1,851	20.9%	4.0%
Waste removed (kt)	5,900	6,240	8,634	(5.4)%	(27.7)%
Total material mined (kt)	8,228	8,166	10,485	0.8%	(22.1)%

Ore milled (kt)	1,862	1,728	1,638	7.8%	5.5%
Silver mill feed grade (g/t)	181.0	181.1	166.7	(0.1)%	8.6%
Lead mill feed grade (%)	1.37	1.27	1.23	7.9%	3.3%
Zinc mill feed grade (%)	0.20	0.34	0.49	(41.2)%	(30.6)%
Silver recovery (%)	96.9	96.3	95.7	0.6%	0.6%
Lead recovery (%)	95.6	94.3	92.3	1.4%	2.2%
Zinc recovery (%)	44.2	54.6	48.7	(19.0)%	12.2%

Cost of sales (2)	$155,659	$163,558	$137,424	(4.8)%	19.0%
Cost of sales ($/oz silver sold) (2)	$16.14	$16.49	$17.48	(2.1)%	(5.7)%
Cost of sales ($/oz gold equivalent sold) (1, 2)	$1,364	$1,370	$1,443	(0.4)%	(5.1)%
Cash costs ($/oz silver sold) (3)	$11.64	$12.64	$13.23	(7.9)%	(4.5)%
Cash costs ($/oz gold equivalent sold) (1, 3)	$984	$1,050	$1,093	(6.3)%	(3.9)%
AISC ($/oz silver sold) (3)	$15.56	$15.37	$15.50	1.2%	(0.8)%
AISC ($/oz gold equivalent sold) (1, 3)	$1,315	$1,277	$1,280	3.0%	(0.2)%
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

Year ended December 31, 2024 compared to the year ended December 31, 2023
Silver production increased 8.4% due to more ore tonnes milled. Silver sold decreased 2.8% due to the timing of concentrate sales attributable to transportation delays at the end of 2024, which resulted in a buildup of finished goods inventory. Revenue increased by $48.6 million, or 17.2%, of which $61.8 million was a result of higher average realized silver and zinc prices, partially offset by $3.0 million as a result of lower average realized lead price and $10.0 million due to lower volume of concentrate sold. Cost of sales decreased by $7.9 million, or 4.8%, due to a lower strip ratio and fewer silver ounces sold. Cost of sales per ounce of silver sold remained consistent period over period. Cash costs per ounce of silver sold decreased 7.9% due to the decrease in cost of sales per ounce of silver sold discussed above and lower treatment and refining charges. AISC per ounce of silver sold increased 1.2% due to higher sustaining capital expenditures and reclamation cost accretion and amortization.
Liquidity and Capital Resources
The Company continues to analyze its liquidity position subsequent to the Çöpler Incident, taking into consideration its available cash and cash equivalents; expected revenues and operating and capital expenditures for the Company’s other three mines; potential penalties and fines, restitution, and legal obligations; estimates of reclamation and remediation related costs; and care and maintenance expenditures at Çöpler over the next twelve months. As of December 31, 2024, the Company had $387.9 million of cash and cash equivalents, and the Company has no borrowings outstanding on the Second Amended Credit Agreement at this time. Each of the Company’s three other mines operates independently and are not dependent on cash flows or operational synergies associated with Çöpler. Based on this analysis, the Company believes that its current liquidity position is sufficient to sustain the operational needs for the Company’s three other mines, as well as satisfy reclamation and remediation related costs, monitoring and care and maintenance efforts at Çöpler, for the next twelve months without needing to borrow under its Second Amended Credit Agreement, including after taking into consideration any cash outlays contemplated by the previously announced CC&V transaction. The Company anticipates funding the initial cash payment of the CC&V transaction using cash on hand. The Company may still elect to borrow under the Second Amended Credit Agreement or seek alternate sources of capital for any liquidity needs. All debts, liabilities and obligations under the Second Amended Credit Agreement are guaranteed by the Company’s material subsidiaries and secured by certain of the Company’s assets and material subsidiaries and pledges of the securities of the Company’s material subsidiaries, but does not include the Çöpler assets and subsidiaries and other Alacer entities.
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

Cash and Cash Equivalents
At December 31, 2024, the Company had $387.9 million of cash and cash equivalents, a decrease of $104.6 million from December 31, 2023. Refer to the Cash Flows section below for additional detail of the Company’s cash flow activities. The Company held $349.0 million of its cash and cash equivalents balance in USD. Additionally, the Company held cash and cash equivalents of $26.9 million, $9.0 million and $2.4 million in ARS, CAD and TRY, respectively.
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
For further information, see Note 20 to the Consolidated Financial Statements.
Cash Dividends
Following the Çöpler Incident, the Board of the Company suspended its dividend. The Company does not know at this time when it may resume dividends.
During the year ended December 31, 2023, the Company declared and paid cash dividends of $0.28 per common share in the aggregate amount of $57.7 million.
Share Repurchase Plan / NCIB
During the year ended December 31, 2024, and prior to the Çöpler Incident, the Company purchased 1,117,100 of its outstanding common shares at an average share price of $8.79 per share for total consideration of $9.8 million. No shares have been repurchased since the Çöpler Incident.
The Board authorized a new NCIB (the “2023 NCIB”) on June 16, 2023, to repurchase up to an aggregate of 10.2 million common shares on the Nasdaq, the TSX and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules. On November 27, 2023, in connection with the 2023 NCIB, the Company entered into an automatic share purchase plan with its broker to allow for the repurchase of shares at times when the Company ordinarily would not be active in the market due to regulatory restrictions and customary self-imposed blackout periods.
Following the Çöpler Incident, the Company delivered notice to its designated broker to terminate its automatic share purchase plan effective March 1, 2024 and the Company ceased all share repurchases under its normal course issuer bids approved by the TSX. The Company does not know at this time when it may resume share repurchases.
The Company’s working capital as of December 31, 2024, together with future cash flows from operations, are expected to be sufficient to fund planned activities and commitments.

Cash Flows
The following table summarizes the Company’s cash flow activity for the years ended December 31:

	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$40,130	$421,725	$160,896
Cash (used in) provided by investing activities	(143,116)	(339,261)	(236,282)
Cash (used in) provided by financing activities	6,918	(182,256)	(271,782)
Effect of foreign exchange rate changes on cash and cash equivalents	(8,544)	(96,820)	(16,591)
Increase (decrease) in cash, cash equivalents and restricted cash	(104,612)	(196,612)	(363,759)
Cash, cash equivalents, and restricted cash, beginning of period	492,494	689,106	1,052,865
Cash, cash equivalents, and restricted cash, end of period	$387,882	$492,494	$689,106
Cash provided by operating activities
For the year ended December 31, 2024, cash provided by operating activities was $40.1 million compared to $421.7 million for the year ended December 31, 2023. The decrease in cash provided by operating activities is mainly due to a 44.2% decrease in gold equivalent ounces sold as well as an increase in expenditures for remediation and care and maintenance primarily related to the suspension of operations at Çöpler, partially offset by a favorable working capital change and a 22.0% higher average realized gold price in 2024 as compared to 2023.
Cash (used in) provided by investing activities
For the year ended December 31, 2024, cash used in investing activities was $143.1 million compared to $339.3 million for the year ended December 31, 2023. The decrease in cash used in investing activities is mainly due to spend of $120.0 million for the acquisition of the Hod Maden project in 2023 and lower capital expenditures of $79.9 million in 2024 as compared to 2023.
Cash (used in) provided by financing activities
For the year ended December 31, 2024, cash provided by (used in) financing activities was $6.9 million compared to $(182.3) million for the year ended December 31, 2023. The change was primarily due to lower repayments of debt of $70.2 million, lower dividends paid of $57.7 and a decrease in the purchases and cancellation of common shares in the amount of $46.5 million in 2024 compared to 2023.

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

The following tables provide a reconciliation of Cost of sales to cash costs and AISC:

	Year ended December 31, 2024
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate and other	Total
Cost of sales (GAAP) (1)	$36,215	$244,312	$77,846	$155,659	$—	$514,032
By-product credits	$(425)	$(113)	$(64)	$(50,271)	$—	$(50,873)
Treatment and refining charges	$1,322	$420	$145	$6,889	$—	$8,776
Cash costs (non-GAAP)	$37,112	$244,619	$77,927	$112,277	$—	$471,935
Sustaining capital expenditures	$15,977	$37,561	$31,808	$16,794	$—	$102,140
Sustaining exploration and evaluation expense	$—	$1,690	$—	$—	$—	$1,690
Care and maintenance (2)	$60,813	$—	$9,376	$—	$—	$70,189
Reclamation cost accretion and amortization	$1,965	$2,943	$3,690	$20,938	$—	$29,536
General and administrative expense and stock-based compensation expense	$—	$—	$—	$—	$62,885	$62,885
Total AISC (non-GAAP)	$115,867	$286,813	$122,801	$150,009	$62,885	$738,375

Gold sold (oz)	30,382	167,669	81,070	—	—	279,121
Silver sold (oz)	—	—	—	9,641,677	—	9,641,677
Gold equivalent sold (oz) (3)(4)	30,382	167,669	81,070	114,095	—	393,216

Cost of sales per gold equivalent ounce sold (1)(3)(4)	$1,192	$1,457	$960	1,364	N/A	$1,307
Cash cost per gold ounce sold	$1,222	$1,459	$961	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$11.64	N/A	N/A
Cash cost per gold equivalent ounce sold (3)(4)	$1,222	$1,459	$961	$984	N/A	$1,200
AISC per gold ounce sold	$3,814	$1,711	$1,515	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$15.56	N/A	N/A
AISC per gold equivalent ounce sold (3)(4)	$3,814	$1,711	$1,515	$1,315	N/A	$1,878
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
(4)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Year ended December 31, 2023
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate and other	Total
Cost of sales (GAAP) (1)	$268,628	$289,063	$82,898	$163,558	$—	$804,147
By-product credits	$(3,523)	$(154)	$(54)	$(56,773)	$—	$(60,504)
Treatment and refining charges	$—	$666	$101	$18,649	$—	$19,416
Cash costs (non-GAAP)	$265,105	$289,575	$82,945	$125,434	$—	$763,059
Sustaining capital expenditures	$50,982	$79,151	$32,994	$13,193	$—	$176,320
Sustaining exploration and evaluation expense	$—	$983	$—	$—	$—	$983
Reclamation cost accretion and amortization(2)	$1,709	$2,628	$3,347	$13,598	$—	$21,282
General and administrative expense and stock-based compensation expense	$5,479	$—	$—	$246	$61,721	$67,446
Total AISC (non-GAAP)	$323,275	$372,337	$119,286	$152,471	$61,721	$1,029,090

Gold sold (oz)	225,599	275,962	83,610	—	—	585,171
Silver sold (oz)	—	—	—	9,920,262	—	9,920,262
Gold equivalent sold (oz) (3)(4)	225,599	275,962	83,610	119,423	—	704,594

Cost of sales per gold equivalent ounce sold (1)(3)(4)	$1,191	$1,047	$991	$1,370	N/A	$1,141
Cash cost per gold ounce sold	$1,175	$1,049	$992	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$12.64	N/A	N/A
Cash cost per gold equivalent ounce sold (3)(4)	$1,175	$1,049	$992	$1,050	N/A	$1,083
AISC per gold ounce sold	$1,433	$1,349	$1,427	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$15.37	N/A	N/A
AISC per gold equivalent ounce sold (3)(4)	$1,433	$1,349	$1,427	$1,277	N/A	$1,461
(1)Excludes depreciation, depletion, and amortization.
(2)During the fourth quarter of 2023, the Company identified an adjustment of $10.5 million related to 2023 asset retirement cost depreciation, which was erroneously excluded from Puna's AISC calculation. The Company recognized the total adjustment in the fourth quarter of 2023 and the impact to prior periods was not material. The adjustment only impacts the AISC calculation and does not impact Reclamation and remediation costs or Net income (loss) attributable to SSR Mining shareholders in the Company's Consolidated Statements of Operations.
(3)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.
(4)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Year ended December 31, 2022
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate and other	Total
Cost of sales (GAAP)(1)	$189,825	$206,014	$74,679	$137,424	$—	$607,942
By-product credits	$(2,928)	$(125)	$(111)	$(48,124)	$—	$(51,288)
Treatment and refining charges	$—	$693	$316	$14,753	$—	$15,762
Cash costs (non- GAAP)	$186,897	$206,582	$74,884	$104,053	$—	$572,416
Sustaining capital expenditures	$34,064	$53,514	$32,980	$10,446	$—	$131,004
Sustaining exploration and evaluation expense	$—	$7,377	$—	$5,372	$—	$12,749
Care and maintenance (2)	$31,067	$—	$—	$—	$—	$31,067
Reclamation cost accretion and amortization	$1,320	$2,181	$1,983	$1,726	$—	$7,210
General and administrative expense and stock-based compensation expense	$2,794	$1	$11	$266	$68,588	$71,660
Total AISC (non-GAAP)	$256,142	$269,655	$109,858	$121,863	$68,588	$826,106

Gold sold (oz)	192,811	195,617	133,500	—	—	521,928
Silver sold (oz)	—	—	—	7,863,646	—	7,863,646
Gold equivalent sold (oz) (3)(4)	192,811	195,617	133,500	95,207	—	617,135

Cost of sales per gold equivalent ounce sold(1)(3)(4)	$985	$1,053	$559	$1,443	N/A	$985
Cash cost per gold ounce sold	$969	$1,056	$561	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$13.23	N/A	N/A
Cash cost per gold equivalent ounce sold (3)(4)	$969	$1,056	$561	$1,093	N/A	$928
AISC per gold ounce sold	$1,328	$1,378	$823	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$15.50	N/A	N/A
AISC per gold equivalent ounce sold (3)(4)	$1,328	$1,378	$823	$1,280	N/A	$1,339
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
The following table provides a reconciliation of Net income (loss) attributable to SSR Mining shareholders to adjusted net income (loss) attributable to SSR Mining shareholders:

	Year Ended December 31,
(in thousands, except per share)	2024	2023	2022
Net income attributable SSR Mining shareholders (GAAP)	$(261,277)	$(98,007)	$194,140
Interest saving on 2019 Notes, net of tax	—	—	4,910
Net income (loss) used in the calculation of diluted net income per share	$(261,277)	$(98,007)	$199,050

Weighted-average shares used in the calculation of net income (loss) per share
Basic	202,258	204,714	209,883
Diluted	202,258	204,714	222,481

Net income (loss) per share attributable to SSR Mining shareholders (GAAP)
Basic	$(1.29)	$(0.48)	$0.92
Diluted	$(1.29)	$(0.48)	$0.89

Adjustments:
Effects of the Çöpler Incident (1)	$320,994	$—	$—
Reclamation costs (2)	14,310	—	—
Impairment charges (3)	369	340,734	—
Devaluation of ARS (4)	—	26,074	—
Changes in fair value of marketable securities	(7,676)	(4,221)	(602)
Loss (gain) on sale of mineral properties, plant and equipment	—	—	1,501
Transaction and integration costs (5)	1,698	—	1,561
Gain on Kartaltepe acquisition	—	—	(81,852)
Foreign exchange loss (gain) (6)	—	—	32,460
SEC conversion costs	—	—	1,255
Income tax impact related to above adjustments	1,440	(9,826)	(966)
Foreign exchange (gain) loss and inflationary impacts on tax balances	(12,267)	(16,907)	(14,128)
Impact of income tax rate change in Türkiye	—	37,170	—
Other tax adjustments (7)	—	1,477	11,445
Adjusted net income (loss) attributable to SSR Mining shareholders (Non-GAAP)	$57,591	$276,494	$144,814

Adjusted net income (loss) per share attributable to SSR Mining shareholders (Non-GAAP)
Basic	$0.28	$1.35	$0.69
Diluted (8)	$0.28	$1.29	$0.67

(1)The effects of the Çöpler Incident represent the following unusual and nonrecurring charges: (1) reclamation costs of $9.0 million and remediation costs of $209.4 million (amounts are presented net of pre-tax attributable to non-controlling interest of $54.6 million); (2) impairment charges of $91.4 million related to plans to permanently close the heap leach pad (amount is presented net of pre-tax attributable to non-controlling interest of $22.8 million); and (3) contingencies and expenses of $11.3 million (amount is presented net of pre-tax attributable to non-controlling interest of $2.8 million). Refer to Note 3 to the Consolidated Financial Statements for further details related to the impact of the Çöpler Incident.
(2)Represents revisions in cost estimate assumptions associated with water management and tailings storage facilities at Puna that have no substantive future economic value. See Note 7 to our Consolidated Financial Statements for further information.
(3)For the year ended December 31, 2024, impairment charges are related to remote equipment damaged due to forest fires near Seabee. For the year ended December 31, 2023, impairment charges represent $279.3 million related to Çöpler mineral properties and exploration and evaluation assets (amount is presented net of pre-tax attributable to non-controlling interest of $69.8 million), $49.8 million related to Seabee goodwill, $9.0 million write-off of capitalized cloud computing arrangement (amount is presented net of pre-tax attributable to non-controlling interest of $0.8 million), and $2.6 million related to supplies inventories. See Note 8 to the Consolidated Financial Statements for further details.
(4)Represents the foreign exchange net loss due to the measures implemented by the Argentine government during the fourth quarter of 2023 which included foreign exchange losses due to the official ARS exchange rate change, foreign exchange gains related to the conversion of a portion of export proceeds at a market exchange rate, and the foreign exchange loss on the utilization of blue chip swaps to convert ARS to USD and manage currency risk. See Currency Risk in Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further details.
(5)For the year ended December 31, 2024, represents the transaction costs of $1.7 million related to the CC&V transaction, which is expected to close in the first quarter of 2025. For the year ended December 31, 2022, represents $1.6 million for the sale of Pitarrilla.
(6)Effective January 1, 2023, the Company no longer adjusts for the fluctuations of foreign exchange gains and losses.
(7)Represents charges related to a one-time tax imposed by Türkiye to fund earthquake recovery efforts, offset by a release of an uncertain tax position during the year ended December 31, 2023. Represents charges related to a tax settlement and an uncertain tax position during the year ended December 31, 2022.
(8)Adjusted net income (loss) per diluted share attributable to SSR Mining shareholders is calculated using diluted common shares, which are calculated in accordance with GAAP. For the year ended December 31, 2024, $5.0 million interest saving on 2019 Notes, net of tax, and potentially dilutive shares of approximately 12.9 million were excluded from the computation of diluted loss per common share attributable to SSR Mining shareholders in the Consolidated Statement of Operations as they were antidilutive. 0.3 million shares were included in the computation of adjusted net income (loss) per diluted share attributable to SSR Mining shareholders for the year ended December 31, 2024. For the year ended December 31, 2023, $4.9 million interest saving on 2019 Notes, net of tax, and potentially dilutive shares of approximately 12.9 million were excluded from the computation of diluted loss per common share attributable to SSR Mining shareholders in the Consolidated Statement of Operations as they were antidilutive. These interest savings and shares were included in the computation of adjusted net income (loss) per diluted share attributable to SSR Mining shareholders for the year ended December 31, 2023.

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
The following is a reconciliation of Net income (loss) attributable to SSR Mining shareholders to EBITDA and adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net income attributable to SSR Mining shareholders (GAAP)	$(261,277)	$(98,007)	$194,140
Net income (loss) attributable to non-controlling interests	(91,305)	(22,218)	16,288
Depreciation, depletion and amortization	130,192	214,012	181,447
Interest expense	13,028	16,616	19,116
Income and mining tax expense (benefit)	33,302	(82,534)	30,068
EBITDA (non-GAAP)	(176,060)	27,869	441,059
Effects of the Çöpler Incident (1)	401,242	—	—
Reclamation costs (2)	14,310	—	—
Impairment charges (3)	369	411,398	—
Devaluation of ARS (4)	—	26,074	—
Changes in fair value of marketable securities	(7,676)	(4,221)	(602)
Loss (gain) on sale of mineral properties, plant and equipment	—	—	1,501
Transaction and integration costs (5)	1,698	—	1,561
Gain on acquisition of Kartaltepe	—	—	(81,852)
Foreign exchange loss (gain) (6)	—	—	32,460
SEC conversion costs	—	—	1,255
Adjusted EBITDA (non-GAAP)	$233,883	$461,120	$395,382
(1)The effects of the Çöpler Incident represent the following unusual and nonrecurring charges: (1) reclamation costs of $11.2 million and remediation costs of $261.7 million; (2) impairment charges of $114.2 million related to plans to permanently close the heap leach pad; and (3) contingencies and expenses of $14.1 million. See Note 3 to the Consolidated Financial Statements for further details related to the impact of the Çöpler Incident.
(2)Represents revisions in cost estimate assumptions associated with water management and tailings storage facilities at Puna that have no substantive future economic value. See Note 7 to our Consolidated Financial Statements for further information.
(3)For the year ended December 31, 2024, impairment charges are related to remote equipment damaged due to forest fires near Seabee. For the year ended December 31, 2023, impairments charges represent $349.2 million related to Çöpler mineral properties and exploration and evaluation assets, $49.8 million related to Seabee goodwill, $9.8 million write-off of capitalized cloud computing arrangement implementation, and $2.6 million related to supplies inventories.
(4)Represents the foreign exchange net loss due to the measures implemented by the Argentine government during the fourth quarter of 2023 which included foreign exchange losses due to the official ARS exchange rate change, foreign exchange gains related to the conversion of a portion of export proceeds at a market exchange rate, and the foreign exchange loss on the utilization of blue chip swaps to convert ARS to USD and manage currency risk. See Currency Risk in Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further details.

(5)For the year ended December 31, 2024, represents the transaction costs of $1.7 million related to the CC&V transaction, which is expected to close in the first quarter of 2025. For the year ended December 31, 2022, represents $1.6 million for the sale of Pitarrilla.
(6)Effective January 1, 2023, the Company no longer adjusts for the fluctuations of foreign exchange gains and losses.
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
The following table provides a reconciliation of Cash provided by operating activities to free cash flow:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash provided by operating activities (GAAP)	$40,130	$421,725	$160,896
Expenditures on mineral properties, plant and equipment	(143,534)	(223,422)	(137,515)
Free cash flow (non-GAAP)	$(103,404)	$198,303	$23,381
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
As of December 31, 2024, estimated consolidated recoverable metal in stockpiles were 763.0 thousand ounces of gold and 4.7 million ounces of silver, with a carrying value of $319.1 million, and 228.0 thousand ounces of gold in leach pads, with a carrying value of $297.8 million.

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
As discussed in Note 2 – Summary of Significant Accounting Policies, the Company depreciates its mineral properties and mine development costs using the units-of-production method based on the estimated recoverable ounces in proven and probable reserves. Because the economic assumptions used to estimate mineral reserves may change from period to period and additional geological data is generated during the course of operations, estimates of reserves may change, which could have a significant impact on the results of operations, including changes to prospective depreciation rates and impairments of long-lived asset carrying values. Based on projected gold and silver sales volumes, if estimated gold and silver reserves were 10% lower at December 31, 2024, the Company estimates that annual depreciation, depletion and amortization expense for 2025 would increase by approximately $8.4 million.
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
Goodwill
Goodwill is allocated to reporting units and is tested for impairment annually as of December 31 or when events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. In testing for goodwill impairment, the Company may elect to perform a qualitative assessment to determine whether the existence of events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company does not elect to perform a qualitative assessment or it is determined that it is more likely than not that the fair value is less than the carrying value, then a quantitative goodwill impairment test is performed by determining the fair value of the reporting unit. The fair value of a reporting unit is determined using either the income approach by utilizing estimates of discounted future cash flows or the market approach utilizing recent transaction activity for comparable properties. Estimates of future cash flows are derived from current business plans which are developed using short and long-term metal price assumptions; estimates of costs; resource, reserve and exploration potential estimates, including timing and costs to develop and produce the material; and the use of discount rates in the measurement of fair value. As of December 31, 2024, the Company had no Goodwill as it was fully impaired during the year ended December 31, 2023.

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
Reclamation liabilities
The Company recognizes a liability for the fair value of estimated future reclamation costs when incurred. Reclamation liabilities are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of reclamation costs. The estimated reclamation liability is based on when spending for an existing disturbance is expected to occur. The Company’s cost estimates are reflected on a third-party cost basis and comply with the Company’s legal obligation to retire long-lived assets in the period incurred. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation liability at each mine site. As of December 31, 2024, the Company’s reclamation liabilities were $209.9 million.
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
Remediation liabilities
Remediation costs are accrued when it is probable that an obligation has been incurred and the cost can be reasonably estimated. In addition to the remediation costs, estimates may include ongoing care, maintenance, and monitoring costs. As of December 31, 2024, the Company’s remediation liabilities were $135.9 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to a variety of financial risks as a result of its operations, including market risk which includes price risk, currency risk and interest rate risk, credit risk, liquidity risk and capital risk. The Company's overall risk management strategy seeks to reduce potential adverse effects on its financial performance. Risk management is carried out under policies approved by the Board. The Company may, from time to time, use foreign exchange contracts, commodity price contracts, equity hedges and interest rate swaps to manage its exposure to fluctuations in foreign currency, energy or diesel prices, marketable securities values and interest rates.
The risks associated with the Company's financial instruments, and the policies on how the Company mitigates those risks are set out below. This is not intended to be a comprehensive discussion of all risks. There were no significant changes to the Company's exposures to these risks or the management of its exposures during the year ended December 31, 2024.
Market Risk
This is the risk that the fair values of financial instruments will fluctuate due to changes in market prices. The significant market risks to which the Company is exposed are price risk, currency risk and interest rate risk.
Price Risk
The Company sells concentrates produced from its Puna operation on a provisional basis. Provisional concentrate sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The embedded derivative is marked to market through earnings each period prior to final settlement. The Company's concentrate metal sales agreements are subject to pricing terms that settle within one to four months after delivery of concentrate. This adjustment period represents the Company's exposure to commodity price risk on its trade receivables. A 10% increase or decrease in the silver price as of December 31, 2024, with all other variables held constant, would have resulted in a $13.5 million increase or decrease to the Company's after-tax net income, respectively.
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

As previously disclosed, the Central Bank of Argentina has continued to maintain certain capital and currency controls that generally restrict the Company’s ability to access USD in Argentina and remit earnings from its Argentine operations. Effective September 2, 2019, Argentina introduced new Central Bank regulations which require export proceeds to be converted into ARS within five business days of such proceeds entering the country. These provisions were intended to be temporary until December 31, 2019; however, the provisions remained in effect as of December 31, 2024. Argentina introduced further currency control measures in 2022, including restrictions on the timing of payments to vendors in currencies other than ARS. While these provisions remain in effect, the Company is unable to hold funds in Argentina in USD, which has increased its exposure to the ARS. During the fourth quarter of 2023, the Argentine government implemented a series of measures to address the current economic situation, which included increasing the exchange rate for ARS more than 50.0% following the presidential elections on December 12, 2023. Additionally, during October 2023, following new resolutions by the Argentinian government, a change was instituted in the conversion of USD-denominated export revenues. Prior to the resolutions, all export proceeds were mandatorily converted to ARS at the official exchange rate. However, the new policy dictated that a portion of these proceeds could be converted at the market rate, which was significantly higher than the official rate until the major devaluation on December 12, 2023. The Company utilizes blue chip swaps, which are a legal indirect foreign exchange mechanism to convert ARS to USD and manage currency risk related to the ARS, but cannot remove all such risk and such swaps may result in losses which may be significant.

At December 31, 2024 and 2023, the Company was primarily exposed to currency risk through the following financial assets and liabilities denominated in foreign currencies:

	December 31, 2024
(in thousands)	TRY	CAD	ARS
Financial assets
Cash and cash equivalents	$2,427	$8,975	$26,948
Marketable securities	—	643	30,218
Accounts receivable and other financial assets (1)	22,921	511	19,211
Financial liabilities
Trade and other payables	(16,532)	(14,034)	(7,522)
Lease liabilities (1)	(7,301)	(803)	—
Other financial liabilities	—	—	—
	$1,515	$(4,708)	$68,855

	December 31, 2023
(in thousands)	TRY	CAD	ARS
Financial assets
Cash and cash equivalents	$7,262	$11,090	$28,654
Marketable securities	—	204	10,403
Accounts receivable and other financial assets (1)	24,784	231	8,166
Financial liabilities
Trade and other payables	(18,922)	(15,206)	(6,172)
Lease liabilities (1)	(6,021)	(805)	—
Other financial liabilities	—	(1,061)	—
	$7,103	$(5,547)	$41,051
(1)Includes current and non-current portion.
The Company assessed the impact of a 10% change in the USD exchange rate relative to the TRY, CAD, and ARS as of December 31, 2024, on the Company's net income based on the above net financial assets and liabilities. As of December 31, 2024, depreciation of the TRY, CAD, and ARS against the USD would have resulted in an increase (decrease) to the Company's total net income as follows:

(in thousands)	Year ended December 31, 2024
TRY	$(138)
CAD	$428
ARS	$(6,260)

Interest Rate Risk
Interest rate risk is the risk that the fair values or future cash flows of the Company's financial instruments will fluctuate because of changes in market interest rates. The Company manages interest rate risk by maintaining an investment policy for short-term investments and cash held in banks, which focuses on preservation of capital and liquidity. As of December 31, 2024, the Company is exposed to interest rate cash flow risk arising from its cash in bank accounts that earn variable interest rates, and interest expense on variable rate borrowings. The Company's variable rate borrowings are the revolving credit facility, Second Amended Credit Agreement, which is subject to a variable interest rate of SOFR plus applicable margin varying based on the Company’s consolidated leverage ratio and amounts drawn on the credit facility ranging from 2.00% to 2.75%. The Second Amended Credit Agreement is undrawn at December 31, 2024.
Future net cash flows from interest income on cash, restricted cash, and interest expense on variable rate borrowings will be affected by interest rate fluctuations. To mitigate exposures to interest rate risk, the Company may purchase short-term investments at market interest rates that result in fixed yields to maturity.
As of December 31, 2024, a 1.0% increase or decrease in the SOFR interest rate, assuming all other variables remained constant, would decrease or increase the Company's after-tax net income for the year ended December 31, 2024 by $2.7 million.
As of December 31, 2024 and 2023, the weighted average interest rate earned on the Company's cash and cash equivalents was 4.36% and 4.67%, respectively. With other variables unchanged, a 1.0% change in the annualized interest rate would impact the Company's after-tax net income by $2.0 million and $3.1 million for the years ended December 31, 2024 and December 31, 2023, respectively.
Credit risk
Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations under the terms of the financial contract. The Company's maximum exposure to credit risk as of December 31, 2024 and 2023 was as follows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$387,882	$492,393
Trade receivables	78,621	91,339
Value added tax receivable	24,191	31,087
Restricted cash	1	101
Other current and non-current financial assets	28,545	26,593
	$519,240	$641,513
As of December 31, 2024, no amounts were held as collateral except those discussed above related to other financial assets.
In addition, the Company uses surety bonds to support certain environmental bonding obligations. As of December 31, 2024 and 2023, the Company had surety bonds totaling $153.0 million and $142.7 million, respectively, outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of SSR Mining Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of SSR Mining Inc. and its subsidiaries (the "Company") as of December 31, 2024, and the related consolidated statements of operations, of changes of equity and of cash flows for the year then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Remediation Costs Related to the Çöpler Incident
As described in Note 3 to the consolidated financial statements, on February 13, 2024, the Company suspended all operations at Çöpler as a result of a significant slip on the heap leach pad in Türkiye (the “Çöpler Incident”). The remediation activities include movement of the debris out of the Sabirli Valley and manganese pit, sloping and stabilization of the heap leach pad in preparation of permanent closure, construction of a permanent storage facility for the debris, and management of surface and ground water in the Sabirli Valley. Remediation costs are accrued when it is probable that an obligation has been incurred and the cost can be reasonably estimated. During 2024, the Company accrued a total remediation liability for estimated remediation costs of $261.7 million, with a remaining accrued liability of $135.9 million as of December 31, 2024. The Company evaluated the primary cost drivers, including construction costs of a permanent storage facility for the displaced material, the volume of material to be moved, and contractor pricing to perform the work. The Company continues to work with Turkish government officials on the final remediation plan, which may result in changes to the current remediation plan and total remediation costs.
The principal considerations for our determination that performing procedures relating to the Çöpler Incident remediation costs is a critical audit matter are (i) the significant judgment by management when developing the estimate of the remediation costs related to the Çöpler Incident and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management's estimate of total remediation costs.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of the controls relating to management’s estimate of the Çöpler Incident remediation costs. These procedures also included, among others, (i) testing management’s process for developing the estimate of the remediation costs related to the Çöpler Incident, (ii) testing the completeness and accuracy of the underlying data used by management, (iii) evaluating the reasonableness of the methodology applied by management, and (iv) evaluating the reasonableness of the contractor pricing assumption used by management by assessing a range of contractor pricing and comparing to historical pricing for similar projects.
/s/ PricewaterhouseCoopers LLP
Denver, Colorado
February 18, 2025
We have served as the Company's auditor since 2024.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of SSR Mining Inc.
Opinion on the Financial Statements
We have audited the consolidated balance sheet of SSR Mining Inc. and its subsidiaries (the Company) as of December 31, 2023, and the related consolidated statements of operations, cash flows and statement of changes in equity for each of the two years in the period ended December 31, 2023, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Chartered Professional Accountants
Vancouver, Canada
February 27, 2024
We served as the Company’s auditor from 1989 to 2024.

SSR Mining Inc.
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Revenue	$995,618	$1,426,927	$1,148,033
Operating costs and expenses:
Cost of sales (1)	514,032	804,147	607,942
Depreciation, depletion, and amortization	130,192	214,012	181,447
General and administrative expense	62,885	67,457	71,660
Exploration and evaluation	41,804	50,185	46,811
Reclamation and remediation costs	296,871	8,698	6,035
Impairment charges of long-lived and other assets	114,599	361,612	—
Impairment charges of goodwill	—	49,786	—
Care and maintenance	120,280	—	41,800
Other operating expense (income), net	37,240	1,274	2,070
Operating income (loss)	(322,285)	(130,244)	190,268
Other income (expense):
Interest expense	(13,028)	(16,616)	(19,116)
Gain on acquisition of Kartaltepe	—	—	81,852
Other income (expense)	26,270	50,151	20,291
Foreign exchange gain (loss)	(9,691)	(105,699)	(32,460)
Total other income (expense)	3,551	(72,164)	50,567
Income (loss) before income and mining taxes	(318,734)	(202,408)	240,835
Income and mining tax benefit (expense)	(33,302)	82,534	(30,068)
Equity income (loss) of affiliates	(546)	(351)	(339)
Net income (loss)	(352,582)	(120,225)	210,428
Net loss (income) attributable to non-controlling interest	91,305	22,218	(16,288)
Net income (loss) attributable to SSR Mining shareholders	$(261,277)	$(98,007)	$194,140

Net income (loss) per share attributable to SSR Mining shareholders
Basic	$(1.29)	$(0.48)	$0.92
Diluted	$(1.29)	$(0.48)	$0.89
(1)    Excludes depreciation, depletion, and amortization.
The accompanying notes are an integral part of the Consolidated Financial Statements.

SSR Mining Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income (loss)	$(352,582)	$(120,225)	$210,428
Adjustments for:
Depreciation, depletion, and amortization	130,192	214,012	181,447
Reclamation and remediation costs	296,871	8,698	6,035
Payments for reclamation and remediation costs	(129,253)	(1,466)	(1,221)
Deferred income taxes	(21,870)	(134,843)	(67,932)
Stock-based compensation	4,724	5,170	6,473
Change in fair value of marketable securities	(7,676)	(4,221)	(602)
Non-cash fair value adjustment on acquired inventories	2,830	18,272	13,853
Write-down of leach pad inventory	501	12,595	—
Loss (gain) on sale and disposal of assets, net	(3,245)	1,369	1,501
Gain on acquisition of Kartaltepe	—	—	(81,852)
Impairment charges of long-lived and other assets	114,599	361,612	—
Impairment charges of goodwill	—	49,786	—
Change in fair value of deferred consideration	(2,792)	3,731	—
Other taxes	7,639	—	—
Loss (gain) on foreign exchange	17,454	138,555	25,785
Non-cash care and maintenance	49,286	—	10,733
Other operating activities	5,717	1,361	2,297
Net change in operating assets and liabilities	(72,265)	(132,681)	(146,049)
Net cash provided by (used in) operating activities	40,130	421,725	160,896

Investing activities
Additions to mineral properties, plant and equipment	(143,534)	(223,422)	(137,515)
Acquisitions, net (1)	—	(119,925)	(170,064)
Purchases of marketable securities	(31,302)	(15,497)	(9,004)
Proceeds from sales of marketable securities	27,321	19,666	35,631
Proceeds from repayment of note receivable	—	—	8,358
Proceeds from sale of mineral properties, plant and equipment	4,853	—	35,067
Other investing activities	(454)	(83)	1,245
Net cash provided by (used in) investing activities	(143,116)	(339,261)	(236,282)

SSR Mining Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Financing activities
Repayment of debt, principal	$(920)	$(71,153)	$(71,155)
Proceeds from the issuance of debt, related party	22,244	6,544	—
Repurchase of common shares	(9,825)	(56,315)	(100,040)
Proceeds from exercise of stock options	—	208	2,628
Principal payments on finance leases	(4,581)	(3,870)	(10,091)
Non-controlling interest dividend	—	—	(34,520)
Dividends paid	—	(57,670)	(58,799)
Other financing activities	—	—	195
Net cash provided by (used in) financing activities	6,918	(182,256)	(271,782)
Effect of foreign exchange rate changes on cash and cash equivalents	(8,544)	(96,820)	(16,591)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(104,612)	(196,612)	(363,759)
Cash, cash equivalents, and restricted cash, beginning of year	492,494	689,106	1,052,865
Cash, cash equivalents, and restricted cash, end of year	$387,882	$492,494	$689,106

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$387,882	$492,393	$655,453
Restricted cash (2)	—	101	33,653
Total cash, cash equivalents, and restricted cash	$387,882	$492,494	$689,106
(1)    Acquisitions, net for the year ended December 31, 2023 is comprised of $120.0 million of cash paid in the acquisition of the Hod Maden, net of approximately $0.1 million of cash and cash equivalents acquired. Acquisitions, net for the year ended December 31, 2022 is comprised of $24.8 million cash paid in the acquisition of Taiga Gold Corp., net of $4.7 million of cash and cash equivalents acquired, and $150.0 million cash paid in the acquisition of an additional 30% ownership in Kartaltepe.
(2)    For the year ended December 31, 2023, in connection to the repayment and termination of the Term Loan, $33.4 million of restricted cash was released.
The accompanying notes are an integral part of the Consolidated Financial Statements.

SSR Mining Inc.
Consolidated Balance Sheets
(in thousands)

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$387,882	$492,393
Marketable securities	29,465	20,944
Trade and other receivables	124,438	142,180
Inventories	464,074	515,143
Prepaids and other current assets	23,175	25,816
Total current assets	1,029,034	1,196,476

Mineral properties, plant and equipment, net	3,782,867	3,872,886
Inventories	291,212	219,808
Equity method investments	34	127
Deferred income tax assets	7,602	22,307
Other non-current assets	78,271	74,169
Total assets (1)	$5,189,020	$5,385,773

LIABILITIES
Accounts payable	$30,538	$37,095
Accrued liabilities and other	139,381	124,639
Reclamation and remediation liabilities	33,166	3,364
Finance lease liabilities	4,792	4,555
Current portion of debt	—	920
Current portion of debt, related party	11,000	—
Total current liabilities	218,877	170,573

Debt	228,572	227,516
Debt, related party	17,789	6,544
Finance lease liabilities	81,373	86,141
Reclamation and remediation liabilities	312,671	170,455
Deferred income tax liabilities	327,277	363,852
Other non-current liabilities	55,600	56,489
Total liabilities (1)	1,242,159	1,081,570

EQUITY
Common shares – unlimited authorized common shares with no par value; 202,369 and 202,952 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	2,993,678	3,005,015
Retained earnings	113,365	368,065
SSR Mining’s shareholders’ equity	3,107,043	3,373,080
Non-controlling interest	839,818	931,123
Total equity	3,946,861	4,304,203
Total liabilities and equity	$5,189,020	$5,385,773

SSR Mining Inc.
Consolidated Balance Sheets
(in thousands)
(1) The Company is the primary beneficiary in three variable interest entities (“VIEs”). See Note 2 for further information related to the Company's VIEs. The consolidated assets as of December 31, 2024 and December 31, 2023 include $3,426.1 million and $3,593.5 million, respectively, of assets of variable interest entities (“VIEs”) that can only be used to settle the obligations of the VIEs. As of December 31, 2024 and December 31, 2023, the assets include Cash and cash equivalents of $17.5 million and $42.8 million, respectively; Trade and other receivables of $2.6 million and $30.8 million, respectively; Inventories, current of $59.2 million and $165.2 million, respectively; Prepaids and other current assets of $3.7 million and $8.6 million, respectively; Mineral properties, plant and equipment, net of $3,089.5 million and $3,126.2 million, respectively; Inventories, non-current of $246.5 million and $218.1 million, respectively; and Other non-current assets of $7.2 million and $1.7 million, respectively. The consolidated liabilities as of December 31, 2024 and December 31, 2023 include $538.4 million and $418.6 million, respectively, of liabilities of VIEs whose creditors have no recourse to the Company. As of December 31, 2024 and December 31, 2023, the liabilities include Accounts payable of $8.5 million and $17.8 million, respectively; Accrued liabilities and other of $23.5 million and $32.8 million, respectively; Reclamation and remediation liabilities, current of $33.1 million and $1.8 million, respectively; Finance lease liabilities, non-current of $81.4 million and $86.2 million, respectively; Reclamation and remediation liabilities, non-current of $155.0 million and $36.8 million, respectively; Deferred income tax liabilities of $197.7 million and $232.9 million, respectively; and Other non-current liabilities of $39.4 million and $10.4 million, respectively.
The accompanying notes are an integral part of the Consolidated Financial Statements.

SSR Mining Inc.
Consolidated Statement of Changes of Equity
(in thousands)

	Common shares
	Number of shares	Amount	Retained earnings (Accumulated Deficit)	Total equity attributable to SSR Mining shareholders	Non-controlling interest	Total equity
Balance as of January 1, 2022	211,879	$3,140,189	$397,667	$3,537,856	$514,661	$4,052,517
Repurchase of common shares	(6,053)	(88,849)	(11,191)	(100,040)	—	(100,040)
Exercise of stock options	180	2,675	—	2,675	—	2,675
Settlement of restricted share units (RSUs)	647	—	—	—	—	—
Equity-settled share-based compensation	—	3,905	—	3,905	—	3,905
Dividends paid to SSR Mining shareholders	—	—	(58,799)	(58,799)	—	(58,799)
Acquisition of non-controlling interest	—	—	—	—	48,591	48,591
Dividends paid to non-controlling interest	—	—	—	—	(34,520)	(34,520)
Contributions from non-controlling interest	—	—	—	—	1,442	1,442
Net income (loss)	—	—	194,140	194,140	16,288	210,428
Balance as of December 31, 2022	206,653	$3,057,920	$521,817	$3,579,737	$546,462	$4,126,199
Repurchase of common shares	(3,967)	(58,240)	1,925	(56,315)	—	(56,315)
Exercise of stock options	17	216	—	216	—	216
Settlement of RSUs	249	—	—	—	—	—
Equity-settled share-based compensation	—	5,119	—	5,119	—	5,119
Dividends paid to SSR Mining shareholders	—	—	(57,670)	(57,670)	—	(57,670)
Acquisition of non-controlling interest	—	—	—	—	404,878	404,878
Contributions from non-controlling interest	—	—	—	—	2,001	2,001
Net income (loss)	—	—	(98,007)	(98,007)	(22,218)	(120,225)
Balance as of December 31, 2023	202,952	$3,005,015	$368,065	$3,373,080	$931,123	$4,304,203
Repurchase of common shares	(1,117)	(16,402)	6,577	(9,825)	—	(9,825)
Settlement of RSUs	534	—	—	—	—	—
Equity-settled stock-based compensation	—	5,065	—	5,065	—	5,065
Net income (loss)	—	—	(261,277)	(261,277)	(91,305)	(352,582)
Balance as of December 31, 2024	202,369	$2,993,678	$113,365	$3,107,043	$839,818	$3,946,861
The accompanying notes are an integral part of the Consolidated Financial Statements.

SSR Mining Inc.
Notes to Consolidated Financial Statements

1. THE COMPANY
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
On August 21, 2024, the Company evacuated and suspended operations at Seabee due to forest fires in the vicinity of the mine. Following the containment of the fires, employees were cleared to return to the site in late September 2024, and mining operations restarted at Seabee on October 11, 2024. The process plant and Santoy mine were not materially impacted by the fires, but remote equipment including power poles, piping, and exploration equipment was damaged. See Note 8 for further details.
On February 13, 2024, the Company suspended all operations at its Çöpler property as a result of a significant slip on the heap leach pad (the “Çöpler Incident”). Refer to Note 3 for further information.
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

SSR Mining Inc.
Notes to Consolidated Financial Statements

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
Use of estimates
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the Company's Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management’s estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production depreciation; reclamation and remediation liabilities; valuation of assets acquired and liabilities assumed in business combinations, asset acquisitions or on the initial consolidation of variable interest entities (“VIEs”); estimates of fair value for certain reporting units and asset impairments (including impairments of long-lived assets and goodwill); estimates of recoverable metal in stockpiled ore and leach pad inventories; estimates of the net realizable value of inventory; and estimates of deferred tax assets and liabilities. The Company has based its estimates on historical experience and various other assumptions that it believes to be reasonable. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions. Changes in facts and circumstances may alter such estimates and affect the results of operations and financial position in future periods.
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
The Company consolidates three entities for which it is the primary beneficiary. When assessing the determination of the primary beneficiary, the Company considers all relevant facts and circumstances, including the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. Through this evaluation, we determined that Anagold Madencilik Sanayi ve Ticaret Anonim Şirketi ("Anagold"), Kartaltepe Madencilik Sanayi ve Ticaret Anonim Şirketi ("Kataltepe") and Artmin Madencilik Sanayi ve Ticaret Anonim Şirket ("Artmin") are VIEs and the Company is the primary beneficiary of the VIEs, primarily due to the Company absorbing significant economics and having the power to direct the operating activities, which are considered the most significant activities. Anagold and Kartaltepe are VIEs in which the Company has more than a 50.0% equity ownership. Artmin is a VIE in which the Company has less than a 50.0% equity ownership. Assets of the VIEs can only be used to settle the obligations of the VIEs and liabilities of VIEs creditors have no recourse to the Company.

SSR Mining Inc.
Notes to Consolidated Financial Statements

Operating segments
The Company has four reportable segments for financial reporting purposes: Çöpler, Marigold, Seabee, and Puna, which represent the Company's four operating mine sites. The exploration, evaluation and development properties are managed by the nearest or adjacent reportable segment except for greenfield standalone prospects, which are included in Corporate and other in Note 5.
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
Foreign currency transactions
The functional and reporting currency of SSR Mining Inc. and each of its subsidiaries is the USD. Accordingly, foreign currency transactions and balances of the Company’s subsidiaries are remeasured as follows: (i) monetary assets and liabilities denominated in currencies other than USD (“foreign currencies”) are remeasured into USD at the exchange rates prevailing at the balance sheet date; and (ii) non-monetary assets denominated in foreign currencies and measured at other than fair value are remeasured using the rates of exchange at the original transaction date. Foreign exchange gains and losses are recognized in Foreign exchange gain (loss) in the Consolidated Statements of Operations. Unrealized foreign exchange gains and losses on cash and cash equivalent balances denominated in foreign currencies are disclosed separately in the Consolidated Statements of Cash Flows.
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
Mineral properties are capitalized at fair value at the acquisition date. Mineral properties may include mineral reserves, mineral resources and exploration potential. Mineral reserves represent the estimate of ore that can be economically and legally extracted from the Company's mining properties. Production stage mineral properties are operating properties that contain proven and probable reserves and are amortized using the units-of-production method based on the estimated recoverable ounces or pounds in proven and probable reserves. Development stage mineral properties are those under development that contain proven and probable reserves. Exploration stage mineral properties are those that potentially contain mineral resources, consisting of (i) areas adjacent to existing mineral resources and mineralization located within the immediate mine area; (ii) areas outside of immediate mine areas that are not part of mineral resources; and (iii) greenfield exploration potential that is not associated with any other production, development, or exploration stage property. Mineral properties in the development and exploration stage are not amortized until the property is converted to the production stage. Mineral exploration costs, including costs associated with prospecting, sampling, mapping, diamond drilling and other work involved in searching for mineral resources are charged to Exploration and evaluation costs as incurred.
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

SSR Mining Inc.
Notes to Consolidated Financial Statements

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

SSR Mining Inc.
Notes to Consolidated Financial Statements

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

SSR Mining Inc.
Notes to Consolidated Financial Statements

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
Investments
The Company has investments in debt securities and marketable equity securities. The Company determines the appropriate classification of debt securities at the time of purchase and re-evaluates such determinations at each reporting date. Marketable equity securities are carried at fair value. Held to maturity securities, classified based on the intent and ability to hold the securities to maturity, are carried at amortized cost. Marketable debt securities are categorized as trading and carried at fair value.
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
Reclamation liabilities
The Company recognizes a liability for the fair value of estimated future reclamation costs when incurred. The liability is accreted over time through periodic charges to Reclamation and remediation costs in the Consolidated Statements of Operations. In addition, the asset retirement cost is capitalized as part of the asset's carrying value and amortized over the life of the related asset. Reclamation liabilities are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of reclamation costs. Changes in the estimate of reclamation costs may result from changes in legal or regulatory requirements, increased obligations arising from additional mining and exploration activities, and changes to cost estimates. Changes in reclamation estimates at mines that are not currently operating, as the mine or portion of the mine site has entered the closure phase and has no substantive future economic value, are reflected in Reclamation and remediation costs in the Consolidated Statements of Operations. The estimated reclamation liability is based on when spending for an existing disturbance is expected to occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation liability at each mine site.

SSR Mining Inc.
Notes to Consolidated Financial Statements

Remediation liabilities
Remediation costs are accrued when it is probable that an obligation has been incurred and the cost can be reasonably estimated. In addition to the remediation costs, estimates may include ongoing care, maintenance, and monitoring costs. When the available information is sufficient to estimate the amount of the liability, that estimate is used. When the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is used. Remediation liabilities are recorded on an undiscounted basis, except when payments are readily estimable, in which case the remediation costs included in remediation liabilities are discounted to their present value. Changes in remediation estimates are reflected in earnings in the period the estimate is revised. The Company performs a comprehensive review of its remediation liabilities annually and also reviews changes in facts and circumstances associated with these obligations at least quarterly.
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

SSR Mining Inc.
Notes to Consolidated Financial Statements

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

SSR Mining Inc.
Notes to Consolidated Financial Statements

Income per share
Basic net income per share is calculated by dividing the net income or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted net income per share is determined by including the basic weighted average number of common shares outstanding adjusted for the effects of all potential dilutive shares of common stock, unless their effect would be anti-dilutive.
Reclassifications
Certain amounts on the prior year's consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows were reclassified to conform to the current year presentation, with no effect on stockholders' equity.
Recently Accounting Pronouncements
Recent accounting pronouncements adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss and interim disclosures of a reportable segment’s profit or loss and assets. The standard is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. The Company adopted the ASU 2023-07 during the fourth quarter of 2024. The adoption did not have a material impact on the consolidated financial statements or disclosures, see Note 5 for further details.
Recent accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2024-03 provides guidance requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date, or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the guidance on the consolidated financial statements.
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
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. The guidance is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of the guidance on the consolidated financial statements.

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
3ÇÖPLER INCIDENT
On February 13, 2024, the Company suspended all operations at Çöpler as a result of the Çöpler Incident. The Company, in partnership with the Turkish authorities, has worked to remediate the site. The Company is not, at this time, able to estimate or predict when and under what conditions it will resume operations at Çöpler. During the suspension, Care and maintenance was recorded in the Statements of Operations which represents direct costs not associated with the environmental reclamation and remediation of $61.6 million and depreciation of $47.1 million for the year ended December 31, 2024.
Reclamation and remediation liabilities
As of March 31, 2024, the Company estimated a preliminary cost range of $250.0 to $300.0 million for future reclamation and remediation costs related to the Çöpler Incident, in addition to the approximately $22.5 million incurred during the first quarter of 2024. The Company accrued the low end of the estimated cost range, therefore, the Company accrued total reclamation and remediation costs of $272.9 million inclusive of the $22.5 million incurred during the first quarter of 2024.
During the year ended December 31, 2024, the Company paid $127.6 million of reclamation and remediation costs related to the Çöpler Incident, resulting in a reclamation and remediation liability of $145.3 million as of December 31, 2024. As of December 31, 2024, there have been no changes to the estimated cost range for reclamation and remediation costs related to the Çöpler Incident.
Refer to Note 7 for changes in the Company’s Reclamation and remediation liabilities during the years ended December 31, 2024 and 2023. The changes in the Reclamation and remediation liabilities related to the Çöpler Incident during the year ended December 31, 2024 were as follows (in thousands):

	2024
	Reclamation	Remediation	Total
Balance as of January 1	$—	$—	$—
Initial estimate of reclamation and remediation costs	11,229	261,674	272,903
Expenditures	(1,885)	(125,760)	(127,645)
Balance as of December 31	9,344	135,914	145,258
Less: current portion	6,278	26,834	33,112
Non-current reclamation and remediation liabilities	$3,066	$109,080	$112,146
Reclamation
During 2024, the Company recorded an $11.2 million revision to the reclamation liability to reflect changes in the timing and extent of the closure of the heap leach pad as a result of the Çöpler Incident. The revision was recorded in Reclamation and remediation costs in the Consolidated Statements of Operations. The Company continues to work closely with the Turkish government officials on the final heap leach pad closure plan. This may result in changes to the current heap leach pad closure plan and thus the total reclamation costs may vary from the current estimate.

SSR Mining Inc.
Notes to Consolidated Financial Statements

Remediation
Remediation costs are accrued when it is probable that an obligation has been incurred and the cost can be reasonably estimated. During 2024, the Company accrued a remediation liability of $261.7 million as a result of the Çöpler Incident included in Reclamation and remediation costs in the Consolidated Statements of Operations. The remediation activities include movement of the displaced heap leach material out of the Sabırlı Valley and Manganese pit, sloping and stabilization of the heap leach pad in preparation for permanent closure, construction of a permanent storage facility for the displaced heap leach material, and management of surface and ground water in the Sabırlı Valley.
As of December 31, 2024, all of the displaced heap leach material from the Sabırlı Valley has been moved to temporary storage locations. The Company had remediation expenditures of $125.8 million during the year ended December 31, 2024, reducing the remediation liability to $135.9 million as of December 31, 2024. The Company reevaluated the remediation liability as of December 31, 2024 to determine if any adjustments were necessary based on the best available information. In doing so, the Company evaluated the primary cost drivers including construction costs of a permanent storage facility for the displaced material, the volume of material to be moved, and contractor pricing to perform the work. The Company continues to work closely with Turkish government officials on the final remediation plan, including the approval and construction of permanent storage facility. This may result in changes to the current remediation plan and thus the total remediation costs may vary from the current estimate.
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
Contingencies and other legal matters
During 2024, the Company recorded $7.5 million of contingencies related to the Çöpler Incident in Other operating expense (income), net in the Consolidated Statements of Operations and Accrued liabilities and other in the Consolidated Balance Sheets.
Changes in contingencies related to the Çöpler Incident during the year ended December 31, 2024 were as follows (in thousands):

2024
Balance as of January 1	$—
Initial estimate of contingencies	15,310
Payments	(6,460)
Change in estimate	(7,850)
Balance as of December 31	$1,000

SSR Mining Inc.
Notes to Consolidated Financial Statements

4.ACQUISITIONS AND DIVESTITURES
Acquisitions
Cripple Creek & Victor Gold Mine
On December 6, 2024, the Company entered into an agreement to acquire the Cripple Creek & Victor Gold Mine ("CC&V") in Colorado from Newmont Corporation for $100.0 million cash payment and up to $175.0 million in cash milestone payments payable in connection with the approval to amend the permit application to extend the life of mine and obtaining regulatory relief relating to flow related permitting requirements. The Company expects to account for the acquisition under the acquisition method of accounting for business combinations and is currently in the process of determining preliminary estimated acquisition date fair values of identifiable assets and liabilities assumed. During 2024, the Company incurred $1.7 million of transaction costs related to the acquisition, which are included in General and administrative expense in the Consolidated Statements of Operations. The Company expects the transaction to close in the first quarter of 2025.
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
(1) The fair value of the two elements of contingent consideration are based on a discounted cash flow model. The contingent consideration is considered a Level 3 fair value measurement due to certain assumptions that are not based on observable market data (refer to Note 13 for more information). The significant assumptions include estimates of timing of completion of project milestones, probability of delineation of additional reserves, and discount rates. The contingent consideration is included within Other non-current liabilities on the Consolidated Balance Sheets.
The Company determined that Artmin is a variable interest entity (“VIE”) for which it is the primary beneficiary and is consolidated under ASC 810 as the Company has the power to direct the significant activities and the right to receive benefits and obligation to absorb losses of Artmin. The assets of Artmin can only be used to settle the obligations of Artmin and not the obligations of the Company. The creditors of Artmin do not have recourse to the assets or general credit of the Company to satisfy its liabilities. The Company concluded that Artmin was not a business based on its assessment under ASC 805 and accounted for the acquisition as an initial consolidation of a VIE that is not a business under ASC 810. There was no gain or loss recognized upon initial consolidation of the VIE as the sum of the fair value of the consideration paid and non-controlling interest equaled the fair value of the net assets on the acquisition date. The Company incurred transaction costs of approximately $0.4 million in connection with the Transaction included in Other operating expenses (income), net in the Consolidated Statements of Operations.

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
The assets acquired are included in the Corporate and other in Note 5. The non-controlling interest is representative of Lidya Mines and Horizon’s combined 90% interest and is inclusive of the 30% redeemable interest. As the redemption features are solely within the control of the Company, the redeemable non-controlling interest in Artmin is classified within permanent equity under ASC 480.
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

SSR Mining Inc.
Notes to Consolidated Financial Statements

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
Divestitures
Divestiture of San Luis
On May 23, 2024, the Company completed the sale of the San Luis project located in the Ancash department of central Peru to Highlander Silver Corp. (“Highlander Silver”) in exchange for cash of $5.0 million and contingent consideration in the form of cash payments of up to $37.5 million. The Company recognized a gain of $6.7 million included in Other operating expense (income), net in the Consolidated Statements of Operations, calculated as the difference between the fair value of consideration received and the carrying amount of the net assets sold. The fair value of the contingent consideration on the closing date was $2.4 million and is payable in six installments beginning with the commencement of an initial drilling program at the San Luis project and ending on the second anniversary of commercial production. The consideration received does not include certain payments that are contingent upon completion of a feasibility study and commercial production as the consideration is variable and constrained under ASC 606. The consideration will be recorded as a gain in the period in which it is probable that a significant reversal will not occur, which is expected upon advancement of the San Luis project and achievement of project development milestones. The assets were included in Corporate and other in Note 5. The Company retained a 4.0% net smelter return royalty (“NSR”) on the San Luis project, half of which can be repurchased by Highlander Silver for $15.0 million at any time until the commencement of construction.
Sale of EMX Block Trade Shares
On December 22, 2023, the Company completed a secondary offering of common shares of EMX received in the Royalty Portfolio sale, classified under Marketable securities, in the form of 6,161,524 units (“Units”) for CAD $1.93 per Unit. Each Unit consisted of one EMX common share and one right to purchase an additional EMX common share (an “Option”) that entitles the holder to acquire one EMX common share at a price of CAD $2.27 per share, which expired on December 31, 2024. During the year ended December 31, 2024, the Company received cash proceeds of $8.7 million for the 6,161,524 Units and recognized a liability associated with the Options of $1.4 million, determined using the Black-Scholes option pricing model, included in Accrued liabilities and other. The Options were considered a Level 2 fair value measurement (refer to Note 13 for further information). During the year ended December 31, 2024, a loss on the sale of the Units of $2.9 million was recognized and included in Other income (expense) in the Consolidated Statements of Operations.
During the year ended December 31, 2024, 4,217,119 units were exercised and the Company received cash proceeds of $6.9 million. A gain of $1.3 million was recognized and included in Other income (expense).
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

SSR Mining Inc.
Notes to Consolidated Financial Statements

5.OPERATING SEGMENTS
The Company currently has four producing mines which represent the Company’s reportable and operating segments. The Company identifies its segments according to how the chief operating decision maker ("CODM") evaluates financial performance and allocates resources. The Company's CODM is the chief executive officer. The CODM assesses the segments' performance by using each segments' operating income and primarily relies on operating income for each segment during the annual budgeting and forecasting process. On a quarterly basis, the CODM reviews budget-to-actual variances for profit metrics to inform decisions on the allocation of operating and capital resources across segments.
The following tables provide a summary of financial information related to the Company's segments (in thousands):

	Year ended December 31, 2024
	Çöpler (3)	Marigold	Seabee	Puna	Segments Total	Corporate and other (1)	Consolidated
Revenue	$64,298	$409,025	$191,768	$330,527	$995,618	$—	$995,618
Cost of sales (2)	$36,215	$244,312	$77,846	$155,659	$514,032	$—	$514,032
Depreciation, depletion, and amortization	$13,130	$36,047	$48,008	$33,007	$130,192	$—	$130,192
General and administrative expense	$—	$—	$—	$—	$—	$62,885	$62,885
Exploration and evaluation	$1,468	$13,097	$15,010	$5,639	$35,214	$6,590	$41,804
Reclamation and remediation costs	$274,877	$2,895	$1,336	$17,763	$296,871	$—	$296,871
Impairment charges of long-lived and other assets	$114,230	$—	$369	$—	$114,599	$—	$114,599
Care and maintenance (4)	$108,675	$—	$11,605	$—	$120,280	$—	$120,280
Other operating expense (income), net	$36,951	$2,710	$622	$2,118	$42,401	$(5,161)	$37,240
Operating income (loss)	$(521,247)	$109,959	$36,972	$116,342	$(257,974)	$(64,311)	$(322,285)
Interest expense	$(6,925)	$—	$—	$(917)	$(7,842)	$(5,186)	$(13,028)
Interest income	$16	$6,757	$4,561	$976	$12,310	$4,425	$16,735
Other income (expense)	$343	$(917)	$(124)	$4,552	$3,854	$5,681	$9,535
Foreign exchange gain (loss)	$113	$(8)	$(208)	$(1,023)	$(1,126)	$(8,565)	$(9,691)
Income (loss) before income and mining taxes	$(527,701)	$115,790	$41,201	$119,929	$(250,781)	$(67,953)	$(318,734)
Capital expenditures	$14,472	$39,070	$33,832	$16,794	$104,168	$42,051	$146,219
Total assets as of December 31, 2024	$2,688,583	$889,570	$380,980	$333,652	$4,292,785	$896,235	$5,189,020
(1)Corporate and other consists of business activities that are not included within the reportable segments and is provided for reconciliation purposes.

SSR Mining Inc.
Notes to Consolidated Financial Statements

(2)Excludes depreciation, depletion, and amortization.
(3)All operations at Çöpler ceased on February 13, 2024, following the Çöpler Incident.
(4)Care and maintenance expense represents the following: 1) direct costs not associated with the environmental reclamation and remediation costs of $61.6 million and depreciation of $47.1 million during the suspension of operations at Çöpler starting in the first quarter of 2024; and 2) direct costs of $9.4 million and depreciation of $2.2 million during the suspension of operations at Seabee during the third quarter of 2024.

	Year ended December 31, 2023
	Çöpler	Marigold	Seabee	Puna	Segments Total	Corporate and other (1)	Consolidated
Revenue	$442,417	$538,244	$164,346	$281,920	$1,426,927	$—	$1,426,927
Cost of sales (2)	$268,628	$289,063	$82,898	$163,558	$804,147	$—	$804,147
Depreciation, depletion, and amortization	$93,808	$46,236	$40,533	$33,435	$214,012	$—	$214,012
General and administrative expense	$5,489	$—	$—	$247	$5,736	$61,721	$67,457
Exploration and evaluation	$6,990	$12,295	$16,324	$7,135	$42,744	$7,441	$50,185
Reclamation and remediation costs	$1,709	$2,764	$1,164	$3,061	$8,698	$—	$8,698
Impairment charges of long-lived and other assets	$353,322	$—	$—	$2,637	$355,959	$5,653	$361,612
Impairment charges of goodwill	$—	$—	$49,786	$—	$49,786	$—	$49,786
Other operating expense (income), net	$512	$—	$508	$—	$1,020	$254	$1,274
Operating income (loss)	$(288,041)	$187,886	$(26,867)	$71,847	$(55,175)	$(75,069)	$(130,244)
Interest expense	$(9,046)	$—	$—	$(807)	$(9,853)	$(6,763)	$(16,616)
Interest income	$1,507	$—	$7,039	$6,826	$15,372	$7,242	$22,614
Other income (expense)	$304	$1,086	$(146)	$35,625	$36,869	$(9,332)	$27,537
Foreign exchange gain (loss)	$(7,823)	$—	$(709)	$(44,982)	$(53,514)	$(52,185)	$(105,699)
Income (loss) before income and mining taxes	$(303,099)	$188,972	$(20,683)	$68,510	$(66,300)	$(136,108)	$(202,408)
Capital expenditures	$89,165	$82,252	$37,521	$13,193	$222,131	$—	$222,131
Total assets as of December 31, 2023	$2,915,262	$782,353	$464,033	$324,794	$4,486,442	$899,331	$5,385,773
(1)Corporate and other consists of business activities that are not included within the reportable segments and is provided for reconciliation purposes.
(2)Excludes depreciation, depletion, and amortization.

SSR Mining Inc.
Notes to Consolidated Financial Statements

	Year ended December 31, 2022
	Çöpler	Marigold	Seabee	Puna	Segments Total	Corporate and other (1)	Consolidated
Revenue	$355,070	$348,817	$244,692	$199,454	$1,148,033	$—	$1,148,033
Cost of sales (2)	$189,825	$206,014	$74,679	$137,424	$607,942	$—	$607,942
Depreciation, depletion, and amortization	$76,628	$34,255	$49,445	$21,119	$181,447	$—	$181,447
General and administrative expense	$3,125	$1	$11	$257	$3,394	$68,266	$71,660
Exploration and evaluation	$2,891	$15,908	$13,313	$5,382	$37,494	$9,317	$46,811
Reclamation and remediation costs	$1,245	$2,274	$791	$1,725	$6,035	$—	$6,035
Care and maintenance (3)	$41,800	$—	$—	$—	$41,800	$—	$41,800
Other operating expense (income), net	$—	$—	$—	$—	$—	$2,070	$2,070
Operating income (loss)	$39,556	$90,365	$106,453	$33,547	$269,921	$(79,653)	$190,268
Interest expense	$(11,915)	$(54)	$—	$(410)	$(12,379)	$(6,737)	$(19,116)
Interest income	$2,306	$—	$2,789	$4,517	$9,612	$6,699	$16,311
Gain on acquisition of Kartaltepe	$81,852	$—	$—	$—	$81,852	$—	$81,852
Other income (expense)	$(3,487)	$(2,975)	$(110)	$12,329	$5,757	$(1,777)	$3,980
Foreign exchange gain (loss)	$4,987	$1	$(1,143)	$(44,292)	$(40,447)	$7,987	$(32,460)
Income (loss) before income (expense)	$113,300	$87,337	$107,990	$5,691	$314,318	$(73,483)	$240,835
Capital expenditures	$35,729	$58,795	$38,193	$10,446	$143,163	$—	$143,163
Total assets as of December 31, 2022	$3,298,757	$667,834	$581,574	$315,060	$4,863,225	$391,432	$5,254,657
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

SSR Mining Inc.
Notes to Consolidated Financial Statements

Geographic area
The following are long-lived assets, excluding Goodwill, Restricted cash and Deferred income taxes, by location as of December 31 (in thousands):

	December 31,
	2024	2023
Türkiye	$3,367,857	$3,369,116
Canada	305,098	320,922
United States	407,304	372,639
Argentina	72,125	104,313
Total	$4,152,384	$4,166,990
The following is revenue information by geographic area based on the location of production for the years ended December 31, (in thousands):

	Year Ended December 31,
	2024	2023	2022
Türkiye	$64,298	$442,417	$355,070
Canada	191,768	164,346	244,692
United States	409,025	538,244	348,817
Argentina	330,527	281,920	199,454
Total	$995,618	$1,426,927	$1,148,033

SSR Mining Inc.
Notes to Consolidated Financial Statements

6.REVENUE
The following table represents revenues by product (in thousands):

	Year Ended December 31,
	2024	2023	2022
Gold doré sales
Çöpler	$63,873	$438,894	$352,740
Marigold	408,915	538,090	348,692
Seabee	191,704	164,292	244,581
Concentrate sales
Puna	321,943	270,438	201,859
Other (1)
Çöpler	425	3,523	2,330
Marigold	110	154	125
Seabee	64	54	111
Puna	8,584	11,482	(2,405)
Total (2)	$995,618	$1,426,927	$1,148,033
(1)Other revenue includes: changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.
(2)The Company recognized revenue under ASC 606 “Revenue from Contracts with Customers” of $987.0 million, excluding Other Puna revenues related to embedded derivatives relating to provisional concentrate metal sales.
Revenue by metal
Revenue by metal type for the years ended December 31, are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Gold	$664,492	$1,141,276	$946,013
Silver	272,334	215,387	153,280
Lead	45,930	46,422	37,519
Zinc	3,679	8,629	11,060
Other (1)	9,183	15,213	161
Total	$995,618	$1,426,927	$1,148,033
(1)Other revenue includes: changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.
For the year ended December 31, 2024, the sales to Canadian Imperial Bank of Commerce ("CIBC") and Asahi Refinery accounted for 30% and 13% of the Company's total revenues, respectively, which are included in the Marigold and Seabee segments. For the year ended December 31, 2023, the sales to Central Bank of Türkiye and CIBC accounted for 31% and 33% of the Company's total revenues, respectively. The sales to Central Bank of Türkiye are included in the Çöpler segment and the sales to CBIC are included in the Marigold and Seabee segments. For the year ended December 31, 2022, the sales to Central Bank of Türkiye, CIBC and Bank of Montreal accounted for 31% and 28% and 16% of the Company's total revenues, respectively. Sales to Central Bank of Türkiye are included in the Çöpler segment, the sales to CBIC are included in the Marigold and Seabee segments and the sales to Bank of Montreal are included in the Seabee segment. The remaining sales were to a variety of customers.

SSR Mining Inc.
Notes to Consolidated Financial Statements

Provisional metal sales
At December 31, 2024, the Company had silver sales of 6.0 million ounces at an average price of $30.96 per ounce, lead sales of 30.5 million pounds at an average price of $0.92 per pound, and zinc sales of 1.6 million pounds at an average price of $1.33 per pound, subject to normal course final pricing over the next several months.
For the years ended December 31, 2024, 2023 and 2022, changes in the fair value of the Company's embedded derivatives relating to provisional concentrate metal sales was an increase of $8.6 million, an increase of $11.5 million and an increase of $2.8 million, respectively. The changes in fair value have been recorded in Revenue.
7.RECLAMATION AND REMEDIATION LIABILITIES
The Company is subject to various domestic and international laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. Estimated future reclamation costs are based principally on current legal and regulatory requirements.
Changes in Reclamation and remediation liabilities during the years ended December 31 were as follows (in thousands):

	2024			2023
	Reclamation	Remediation	Total	Reclamation	Remediation	Total
Balance as of January 1	$173,819	$—	$173,819	$164,047	$—	$164,047
Additions, changes in estimate and other	30,314	261,674	291,988	3,742	—	3,742
Expenditures	(3,867)	(125,760)	(129,627)	(1,466)	—	(1,466)
Accretion expense	9,657	—	9,657	8,698	—	8,698
Obligations related to divested properties	—	—	—	(1,202)	—	(1,202)
Balance as of December 31	$209,923	$135,914	$345,837	$173,819	$—	$173,819
Less: current portion	(6,332)	(26,834)	(33,166)	(3,364)	—	(3,364)
Non-current reclamation liabilities	$203,591	$109,080	$312,671	$170,455	$—	$170,455
The following table includes the components of Reclamation and remediation costs for the years ended December 31 (in thousands):

SSR Mining Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2024	2023	2022
Reclamation adjustments and other	$25,540	$—	$—
Reclamation accretion	9,657	8,698	6,035
Total reclamation costs	35,197	8,698	6,035

Remediation adjustments and other	261,674	—	—
Remediation accretion	—	—	—
Total remediation costs	261,674	—	—
Total reclamation and remediation costs	$296,871	$8,698	$6,035
Reclamation liabilities
During the year ended December 31, 2024, reclamation adjustments related to changes in estimate were primarily comprised of an increase of $13.6 million at Çöpler and $19.5 million at Puna. The increase at Çöpler is primarily related to the revision in the timing and extent of the closure of the heap leach pad as a result of the Çöpler Incident. See Note 3 for further information relating to changes of the reclamation liability at Çöpler. The increase at Puna is primarily related to revisions in cost estimate assumptions associated with water management and tailings storage facilities at Pirquitas, which is not an active mining area and has no substantive future economic value, resulting in $14.3 million recorded in Reclamation and remediation costs in the Consolidated Statements of Operations.
During the year ended December 31, 2023, reclamation adjustments related to changes in estimate were primarily comprised of $2.3 million at Çöpler, $1.4 million at Seabee, $1.4 million at Puna, partially offset by a decrease of $1.1 million at Marigold. These adjustments were related to increases in unit cost rates for labor and equipment and change in the scope and timing of reclamation and closure activities due to disturbance.
Remediation liabilities
During the first quarter of 2024, the Company recorded a remediation liability of $261.7 million as a result of the Çöpler Incident. See Note 3 for further information relating to changes of the reclamation liability at Çöpler.

SSR Mining Inc.
Notes to Consolidated Financial Statements

8.IMPAIRMENT CHARGES
The following table includes the components of Impairment charges:

	Year Ended December 31,
	2024		2023		2022
	Long-lived and other assets	Goodwill	Long-lived and other assets	Goodwill	Long-lived and other assets	Goodwill
Çöpler (1)	$114,230	$—	$353,322	$—	$—	$—
Seabee (2)	369	—	—	49,786	—	—
Puna (3)	—	—	2,637	—	—	—
Corporate and Other (4)	—	—	5,653	—	—	—
	$114,599	$—	$361,612	$49,786	$—	$—
(1)For the year ended December 31, 2024, following the Çöpler Incident, the Company recorded non-cash impairment charges of $76.0 million related to Inventories and $38.2 million related to Mineral properties, plant and equipment, net (see Note 3 for further information). For the year ended December 31, 2023, consist of $349.2 million impairment charges related to Mineral properties, plant and equipment, net (see below for further information) and $4.1 million of non-cash write-offs of capitalized cloud computing arrangement implementation costs included in Other non-current assets.
(2)For the year ended December 31, 2024, the Company concluded that certain plant and equipment at Seabee was impaired and recorded a non-cash impairment of $0.4 million related to Mineral properties, plant and equipment, net a result of damage to remote equipment in the forest fires near Seabee.
(3)Consists of non-cash write-downs of various assets and materials and supplies inventories recorded during the third quarter of 2023.
(4)For the year ended December 31, 2023, consists of $5.7 million non-cash write-offs of capitalized cloud computing arrangement implementation costs included in Other non-current assets. For the year ended December 31, 2022, consists of impairment charges related to the Royalty Portfolio sale, based on the differences between the carrying amount of the assets within the Royalty Portfolio, and the estimated net transaction price.
Impairment of long-lived and other assets
The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.
For the year ended December 31, 2024, the Company recorded non-cash impairment charges of $76.0 million related to Inventories and $38.2 million related to Mineral properties, plant and equipment, net, for a total non-cash impairment charge of $114.2 million. As a result of the Çöpler Incident, the Company plans to permanently close the heap leach pad; therefore, the Company fully impaired the heap leach pad inventory and related heap leach pad processing facilities.
For the year ended December 31, 2023, the Company recorded a non-cash impairment charge at Çöpler of $349.2 million. During the fourth quarter of 2023, the Company updated its technical report, based on additional drilling and revised geological interpretation, which resulted in a decrease in the mineral reserves and mineral resources at the Çöpler pit and an increase in mineral reserves and mineral resources at the Greater Çakmaktepe extension. The decrease in mineral reserves and mineral resources at the Çöpler pit was primarily due to the Company's plans to construct a grind-leach circuit rather than a copper concentrator as had been previously contemplated in the Çöpler Copper-Gold (“C2”) project. As a result, the Company determined that certain mineral properties and exploration and evaluation assets related primarily to the Çöpler pit were impaired. This impairment charge was not related to the Çöpler Incident.

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
9.OTHER OPERATING EXPENSE (INCOME), NET

The following table includes the components of Other operating expense (income), net:

	Year Ended December 31,
	2024	2023	2022
Loss (gain) on sale and disposal of assets, net	$(3,245)	$762	$(746)
Contingencies and expenses related to the Çöpler incident	31,804	—	—
Other taxes	7,722	—	—
Other	959	512	2,816
Total	$37,240	$1,274	$2,070
10.OTHER INCOME (EXPENSE)
The following table includes the components of Other income (expense):

	Year Ended December 31,
	2024	2023	2022
Interest income	$16,735	$22,614	$16,311
Gain (loss) on investments and on marketable security sales	(2,131)	29,158	17,344
Change in fair value of marketable securities	7,676	4,221	602
Gain (loss) on sale of mineral properties, plant, and equipment	—	(1,331)	(2,130)
Other	3,990	(4,511)	(11,836)
Total	$26,270	$50,151	$20,291

SSR Mining Inc.
Notes to Consolidated Financial Statements

11.INCOME AND MINING TAXES
The following tables represent the major components of Income (loss) before income and mining taxes and Income and mining tax benefit (expense) recognized in the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income (loss) before income and mining taxes components:
Canada	$56,062	$(76,407)	$(21,831)
United States	105,989	181,926	75,762
Türkiye	(548,077)	(319,775)	108,373
Argentina	67,386	13,733	2,662
Other Foreign	(94)	(1,885)	75,869
Total income (loss) before income and mining taxes	$(318,734)	$(202,408)	$240,835

	Year Ended December 31,
	2024	2023	2022
Current income tax provision:
Canada	$17,073	$9,738	$33,408
United States	13,847	27,322	15,149
Türkiye	2,629	4,390	23,515
Argentina	21,526	8,925	1,801
Other foreign	97	3,257	24,127
Total current income tax provision	55,172	53,632	98,000
Deferred income tax provision (benefit):
Canada	(7,954)	(4,681)	(4,183)
United States	3,307	1,373	7,092
Türkiye	(25,064)	(120,950)	(57,227)
Argentina	7,864	(11,958)	3,350
Other foreign	(23)	50	(16,964)
Total deferred income tax provision (benefit)	(21,870)	(136,166)	(67,932)
Total income tax provision (benefit)	$33,302	$(82,534)	$30,068

SSR Mining Inc.
Notes to Consolidated Financial Statements

Income and mining tax expense differs from the amount that would be computed by applying the Canadian, the Company's country of domicile, statutory rate of 27% for each of the years ended December 31, 2024, 2023 and 2022, respectively, to income (loss) before income and mining taxes. The reasons for the differences are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income (loss) before income and mining taxes	$(318,734)	$(202,408)	$240,835
Statutory tax rate	27%	27%	27%
Expected income and mining tax expense (benefit)	(86,058)	(54,650)	65,025

Increase (decrease) attributable to:
Non-taxable items	(36,502)	(26,345)	(11,358)
Foreign exchange and inflation	(30,160)	(55,850)	(20,531)
Tax rate increase	—	68,917	—
Differences in foreign and future tax rates	15,152	(4,219)	(13,248)
Investment incentive tax credits	(7,327)	(22,760)	(10,126)
Mining taxes and overseas withholding tax	11,696	5,546	38,251
Impact of gain on acquisition of Kartaltepe	—	—	(18,826)
Change in estimates in respect of prior years	14,935	1,742	(3,630)
Changes in valuation allowance	151,322	4,748	2,602
Other	244	337	1,909
Total income and mining tax expense (benefit)	$33,302	$(82,534)	$30,068

SSR Mining Inc.
Notes to Consolidated Financial Statements

The significant components of Deferred income tax assets and Deferred income tax liabilities were (in thousands):

	December 31,
	2024	2023
Deferred income tax assets
Deductible temporary differences relating to:
Marketable securities	$46	$1,147
Reclamation liabilities	62,007	40,118
Lease liabilities	22,107	26,618
Deductibility of other taxes	11,279	10,311
Stock-based compensation	1,732	2,030
Other items	10,308	19,627
	107,479	99,851
Investment incentive tax credits (1)	21,436	17,912
Tax loss carryforwards	145,531	53,164
Less: Valuation allowance	(225,962)	(74,640)
Total deferred income tax assets	$48,484	$96,287

Deferred income tax liabilities
Taxable temporary differences relating to:
Marketable securities	$(1,001)	$(1,137)
Inventories	(17,455)	(16,969)
Mineral properties, plant and equipment	(300,053)	(380,348)
Mineral tax	(43,730)	(38,969)
Other items	(5,920)	(409)
Total deferred income tax liabilities	$(368,159)	$(437,832)

Balance sheet presentation
Deferred income tax assets	$7,602	$22,307
Deferred income tax liabilities	(327,277)	(363,852)
Deferred income tax liabilities, net	$(319,675)	$(341,545)
(1)The Company receives investment incentive tax credits for qualifying capital expenditures at Çöpler. The application of these tax credits, which are denominated in Turkish Lira, can reduce income and mining tax expense and cash tax payments expected in the future. Reviews of eligible expenditures for tax credits by local tax authorities occur periodically and can result in adjustments to the recognition of investment incentive tax credits.
As of December 31, 2024, the Company had deferred tax liabilities related to investments in subsidiaries that were not recognized as the Company controls the dividend policy of its subsidiaries (i.e., the Company controls the timing of reversal of the related taxable temporary differences and is satisfied that they will not reverse in the foreseeable future). It is not practicable to determine the amount of the unrecognized deferred tax liabilities at this time.

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

		Additions
Years ended December 31,	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of year
Valuation allowance on deferred tax assets:
2024	$74,640	$167,208	$—	$(15,886)	$225,962
2023	$61,101	$17,343	$—	$(3,804)	$74,640
2022	$38,496	$26,368	$—	$(3,763)	$61,101
When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurs. The Company has not made any judgement changes with respect to its already established positions. The valuation allowance increased in 2024 by $151.3 million mainly related to the losses sustained from the Çöpler incident where the Company is uncertain the attributes will be utilized before the five-year expiration period.
Tax loss carryforwards
As of December 31, 2024, the Company had the following estimated tax operating and capital losses (in thousands) available to reduce future taxable income, including both losses for which deferred tax assets are utilized to offset applicable deferred tax liabilities and losses for which deferred tax assets have a valuation allowance against. Losses expire at various dates and amounts between 2025 and 2044.

	December 31, 2024	Expiration year
Türkiye	$351,225	2026-2029
Canada	$256,642	2026-2044
Argentina	$12,837	2026-2029
U.S.A.	$1,385	2025-Indefinite
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

SSR Mining Inc.
Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, inclusive of interest and penalties, is as follows during the years ended December 31 (in thousands):

	2024	2023	2022
Balance as of January 1	$—	$8,574	$—
Additions for tax positions related to prior years(1)	—	—	9,200
Reductions for tax positions related to priors years	—	(7,218)	—
Reductions for settlements with tax authorities	—	(1,356)	(626)
Balance as of December 31	$—	$—	$8,574

(1) Of the gross unrecognized tax benefits, nil was recognized as current liabilities in Consolidated Balance Sheet as of December 31, 2024.
As of December 31, 2024 and December 31, 2023, there were no unrecognized tax benefits, inclusive of interest and penalties that, if recognized, would impact the Company’s effective income tax rate. As of December 31, 2024 and December 31, 2023,there were no accrued income-tax-related interest and penalties.
On March 12, 2023, Türkiye enacted Tax Amnesty legislation, which allows taxpayers to voluntarily pay tax on uncertain tax positions and waives assessed interest, penalties up to 50.0% of tax and risk of audit if paid in accordance with the process outlined in the legislation. As a result, during the year ended December 31, 2023, the Company released $7.2 million of tax, interest, and penalties in Income and mining tax benefit (expense) in the Consolidated Statements of Operations. During the year ended December 31, 2023, the Company paid $1.4 million in a cash payment in accordance with the Tax Amnesty agreement.
The Company files income tax returns in the U.S. federal jurisdiction, Canada, Türkiye, Argentina and various state, provincial and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-US income tax examinations for years before 2017.
12.INCOME (LOSS) PER SHARE
The Company calculates basic net income per share using, as the denominator, the weighted average number of common shares outstanding during the period. Diluted net income per share uses, as its denominator, the weighted average number of common shares outstanding during the period plus the effect of potential dilutive shares during the period.
Potential dilutive common shares include stock options, Restricted Share Units ("RSUs"), and convertible notes for periods in which the Company has reported net income (loss).
The calculations of basic and diluted net income (loss) per share attributable to SSR Mining shareholders for the years ended December 31 were based on the following (in thousands):

SSR Mining Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(352,582)	$(120,225)	$210,428
Net (income) loss attributable to non-controlling interest	91,305	22,218	(16,288)
Net income (loss) attributable to SSR Mining shareholders	(261,277)	(98,007)	194,140
Interest saving on 2019 Notes, net of tax	—	—	4,910
Net income (loss) used in the calculation of diluted net income per share	$(261,277)	$(98,007)	$199,050

Weighted average number of common shares issued	202,258	204,714	209,883
Adjustments for dilutive instruments:
Stock options	—	—	5
Restricted share units	—	—	39
2019 Notes	—	—	12,554
Diluted weighted average number of shares outstanding	$202,258	$204,714	$222,481

Net income (loss) per share attributable to SSR Mining shareholders
Basic	$(1.29)	$(0.48)	$0.92
Diluted	$(1.29)	$(0.48)	$0.89
For the year ended December 31, 2024, $5.0 million of interest saving on convertible notes, net of tax, 12,921 common shares, and 340 restricted share units were excluded from the diluted income per common share calculation because the Company incurred a net loss and the effect would be antidilutive.
For the year ended December 31, 2023, $4.9 million of interest saving on convertible notes, net of tax, and 12,867 shares were excluded from the diluted income per common share calculation because the Company incurred a net loss and the effect would be antidilutive.

SSR Mining Inc.
Notes to Consolidated Financial Statements

13.FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
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

	Fair value at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$387,882	$—	$—	$387,882
Marketable securities (1)	34,631	—	—	34,631
Trade receivables from provisional sales, net (2)	—	78,687	—	78,687
Deferred consideration	—	—	26,383	26,383
	$422,513	$78,687	$26,383	$527,583

Liabilities:
Contingent consideration	$—	$—	$29,642	$29,642
Other	—	68	—	68
	$—	$68	$29,642	$29,710
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
3)The fair value of the option liability, which represents the option of the holder to acquire a EMX common share from SSR (refer to Note 4 for further information), was determined using the Black-Scholes model. The inputs to the Black-Scholes model included the EMX share price on the closing date of CAD $2.19 per share, exercise price of CAD $2.27 per Unit, one year maturity, one-year risk-free rate of 4.8%, and annualized volatility of 34.1%.
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities (in thousands):

Description	December 31, 2024	Valuation technique	Significant input	Range, point estimate or average
Deferred consideration (1)	$26,383	Discounted cash flow	Discount rate	8.5% - 12.5%
Contingent consideration (2)	$29,642	Discounted cash flow	Discount rate	6.0%
			Probability of delineation of new reserves	10.0%

Description	December 31, 2023	Valuation technique	Significant input	Range, point estimate or average
Deferred consideration (1)	$21,213	Discounted cash flow	Discount rate	12.0% - 12.5%
Contingent consideration (2)	$29,648	Discounted cash flow	Discount rate	6.0%
			Probability of delineation of new reserves	10.0%
1)The Company's deferred consideration assets consist of the contingent payment associated with completion of certain project milestones related to the Yenipazar royalty included in the Royalty Portfolio sale and the contingent payment associated with the completion of certain project milestones at the San Luis project (refer to Note 4 for further information).

SSR Mining Inc.
Notes to Consolidated Financial Statements

2)The Company's contingent consideration liabilities include the contingent consideration tied to completion of operational milestones and delineation of new reserves at the Hod Maden project (refer to Note 4 for further information). The fair value of the $30.0 million in milestone payments payable to Lidya Mines in accordance with an agreed upon schedule beginning at the start of construction and ending on the first anniversary of commercial production is $25.2 million as of December 31, 2024 and 2023. The fair value of the contingent consideration tied to completion of operational milestones was determined using a discounted cash flow model. The fair value of the $84.0 million payable to Lidya Mines upon the delineation of an additional 500,000 gold equivalent ounces of mineral reserves at the Hod Maden project in excess of the project's current mineral reserves and resources is $4.4 million at December 31, 2024 and 2023.
Deferred and contingent consideration are included in Level 3 as certain assumptions used in the calculation of the fair value are not based on observable market data. The following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value using significant unobservable inputs (Level 3) in the consolidated financial statements (in thousands):

	2024	2023
Deferred consideration assets:
Balance as of January 1	$21,213	$24,369
Revaluations	2,792	(2,683)
Receipt of deferred consideration	—	(473)
Additions	2,378	—
Balance as of December 31	$26,383	$21,213

	2024	2023
Contingent consideration liabilities:
Balance as of January 1	$29,648	$—
Assumption of contingent consideration	—	28,600
Revaluations	(6)	1,048
Balance as of December 31	$29,642	$29,648
Fair values of financial assets and liabilities not already measured at fair value
The fair value of the 2019 Notes as compared to the carrying amounts were as follows:

		December 31,
		2024		2023
	Level	Carrying amount	Fair value	Carrying amount	Fair value
2019 Notes (1)	1	$228,572	$220,292	$227,516	$216,545
(1)The fair value disclosed for the Company's 2019 Notes is included in Level 1 as the basis of valuation uses a quoted price in an active market.

SSR Mining Inc.
Notes to Consolidated Financial Statements

14.TRADE AND OTHER RECEIVABLES
Trade and other receivables were composed of the following (in thousands):

	December 31,
	2024	2023
Trade receivables	$84,239	$91,340
Value added tax receivables	19,939	30,554
Income tax receivable	4,626	3,172
Other taxes receivable	13,479	11,734
Other	2,155	5,380
Total	$124,438	$142,180
No provision for credit loss was recognized as of December 31, 2024 or 2023. All trade receivables are expected to be settled within twelve months.
15.INVENTORIES
The components of Inventories were as follows (in thousands):

	December 31,
	2024	2023
Materials and supplies	$113,752	$104,217
Stockpiled ore	72,561	77,142
Leach pad inventory	253,166	305,271
Work-in-process	3,850	7,189
Finished goods	20,745	21,324
Total current inventories	$464,074	$515,143

Stockpiled ore	246,536	218,139
Leach pad inventory	44,676	—
Materials and supplies	—	1,669
Total non-current inventories	$291,212	$219,808
As of December 31, 2024 and 2023, the Company has recognized a reserve of $22.2 million and $18.4 million for obsolete materials and supplies inventory, respectively.
During the year ended December 31, 2024, following the Çöpler Incident, the Company recognized an impairment of leach pad inventory at Çöpler of $76.0 million classified as a component of Impairment charges. See Note 8 for further information relating to the impairment of inventories.
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

SSR Mining Inc.
Notes to Consolidated Financial Statements

16.MINERAL PROPERTIES, PLANT AND EQUIPMENT, NET
The components of Mineral properties, plant and equipment, net were as follows (in thousands):

	December 31,
	2024	2023
Plant and equipment (1)	$1,883,193	$1,889,634
Construction in process	135,594	86,304
Mineral properties subject to depletion	2,114,765	2,085,678
Mineral properties not yet subject to depletion	884,029	878,712
Exploration and evaluation assets	254,146	253,842
Total mineral properties, plant, and equipment	5,271,727	5,194,170
Accumulated depreciation, plant and equipment	(804,411)	(714,579)
Accumulated depreciation, mineral properties	(684,449)	(606,705)
Mineral properties, plant, and equipment, net	$3,782,867	$3,872,886
(1)As of December 31, 2024 and 2023, plant and equipment includes finance lease right-of-use assets with a carrying amount of $78.9 million and $84.7, respectively.
During the years ended December 31, 2024 and 2023, the Company concluded that mineral properties, plant and equipment was impaired and recorded a non-cash impairment. See Note 8 for further information relating to impairment of mineral properties, plant and equipment.
17.OTHER NON-CURRENT ASSETS
The components of Non-current assets were as follows (in thousands):

	December 31,
	2024	2023
Marketable securities	$5,166	$7,407
Deferred consideration	23,405	21,203
VAT receivable	4,080	532
Right of use assets	18,455	21,038
Other receivables	4,146	3,202
Long-term prepaids	23,019	20,787
Other non-current assets	$78,271	$74,169

SSR Mining Inc.
Notes to Consolidated Financial Statements

18.LEASES
The Company’s operating leases consist primarily of leases for office space, vehicles, and plant and mining equipment. These leases have a range of terms between three years to thirteen years with renewal terms included in the contracts. Some are automatic renewals, and some are at the option of the Company. There are no restrictions placed upon the lessee by entering into these leases.
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
The components of the Company’s leases presented in the Consolidated Balance Sheets were as follows (in thousands):

	December 31,
	2024	2023
Finance lease right-of-use assets, net (included in Mineral properties, plant and equipment, net)	$78,863	$84,689
Operating lease right-of-use assets (included in Other non-current assets)	18,455	21,038
Total lease right-of-use-assets	$97,318	$105,727

Short-term finance lease liabilities (included in Finance lease liabilities)	$4,792	$4,555
Short-term operating lease liabilities (included in Accrued liabilities and other)	1,657	1,545
Long-term finance lease liabilities (included in Finance Lease liabilities)	81,373	86,141
Long-term operating lease liabilities (included in Other non-current liabilities)	19,349	21,009
Total lease liabilities	$107,171	$113,250

SSR Mining Inc.
Notes to Consolidated Financial Statements

The components of the Company’s leases presented in the Consolidated Statements of Operations for the years ended December 31 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating leases:
Lease expense	$3,746	$3,648	$4,134
Sublease income	(1,081)	(958)	—

Finance leases:
Amortization of lease cost	5,878	5,346	5,346
Interest expense on lease liabilities	3,934	4,645	4,830
Variable lease cost	1,106	367	526
Short-term lease cost	1,828	3,445	1,214
Total	$15,411	$16,493	$16,050

For finance leases, amortization and interest expense is included in Interest expense. For operating leases, lease expense is included in Cost of sales for entities with production and General and administrative expense for corporate entities.
The components of the Company’s leases presented in the statements of cash flows for the years ended December 31 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating leases within cash flows from operating activities	$2,665	$2,690	$4,134
Finance leases within cash flows from financing activities	$4,581	$3,870	$10,091
Finance leases within cash flows from operating activities	$4,318	$5,027	$5,341

The following is a schedule of weighted-average discount rates used to determine lease liabilities and remaining lease terms for the years ended December 31:

	Year Ended December 31,
	2024	2023
Weighted-average remaining lease term - operating leases (in years)	9.2	9.9
Weighted-average remaining lease term - finance leases (in years)	13.3	17.1
Weighted-average discount rate - operating leases	7.0%	6.6%
Weighted-average discount rate - finance leases	4.5%	4.5%

SSR Mining Inc.
Notes to Consolidated Financial Statements

The following is a schedule of future minimum lease payments under noncancellable finance and operating leases as of December 31, 2024 (in thousands):

	Operating Leases	Finance Leases
2025	$2,917	$8,532
2026	3,507	8,532
2027	3,313	8,532
2028	2,886	8,532
2029	2,649	8,532
Thereafter	13,173	71,791
Total minimum lease payments	$28,445	$114,451
Less: amounts representing interest	7,439	28,286
Present value of net minimum lease payments	21,006	86,165
Less: current portion of lease liabilities	1,657	4,792
Long-term lease liabilities	$19,349	$81,373
19.ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other are comprised of the following items (in thousands):

	December 31,
	2024	2023
Accrued liabilities	$71,776	$66,478
Royalties payable	17,017	28,550
Stock-based compensation liabilities	6,469	9,048
Income taxes payable	41,077	16,392
Lease liabilities	1,657	1,545
Other	1,385	2,626
Total accrued liabilities and other	$139,381	$124,639

SSR Mining Inc.
Notes to Consolidated Financial Statements

20.DEBT
The following tables summarize the Company’s debt balances (in thousands):

	December 31,
	2024	2023
2019 Notes (1)	$228,572	$227,516
Other	—	920
Total carrying amount	$228,572	$228,436

Current portion	$—	$920
Non-current portion	$228,572	$227,516
(1)Amount is net of discount and debt issuance costs of $1.4 million and $2.5 million, respectively.
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
In accordance with the 2019 Notes agreement, the conversion rate was adjusted to 56.7931 common shares per $1,000 principal amount of 2019 Notes converted.
Prior to April 1, 2026, the Company may redeem all or part of the 2019 Notes for cash, but only if the last reported sales price of its common shares for 20 or more trading days in a period of 30 consecutive trading days exceeds 130% of the conversion price in effect on each such trading day. On or after April 1, 2026, the Company may redeem the 2019 Notes in full or in part, for cash.
Holders of the 2019 Notes have the right to require the Company to repurchase all or part of their 2019 Notes on April 1 of each of 2026, 2029, and 2034, or upon certain fundamental corporate changes. The repurchase price will be equal to par plus accrued and unpaid interest.
The Company does not have any financial covenants in relation to the 2019 Notes, however it does contain a cross default provision with the Second Amended Credit Agreement.
Credit Agreement
On June 7, 2021, the Company amended its revolving credit facility to extend its maturity to June 8, 2025 and increase the Credit Agreement to $200.0 million with a $100.0 million accordion feature (the “Amended Credit Agreement”).

SSR Mining Inc.
Notes to Consolidated Financial Statements

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
As of December 31, 2024, the Company was in compliance with its covenants and no borrowings were outstanding on the Second Amended Credit Agreement, $399.6 million of borrowing capacity was available and outstanding letters of credit totaled $0.4 million.
Scheduled minimum debt repayments are as follows (in thousands):

2025	$—
2026	$—
2027	$—
2028	$—
2029	$—
Thereafter	$230,000

21.EQUITY
The Company has awards outstanding under its 2017, 2020 and 2021 Share Compensation Plans which include stock options, DSUs, RSUs and PSUs up to an aggregate total of 3.8% of the Company’s issued and outstanding common stock. There are 3,752,055 shares available for issuance under the Share Compensation Plans.
Stock-based compensation expense
Stock-based compensation expense has been recognized as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of sales (1)	$797	$536	$797
General and administrative expense	3,915	4,634	5,579
Reclamation and remediation costs	12	—	97
	$4,724	$5,170	$6,473
(1)    Excludes depreciation, depletion, and amortization.

SSR Mining Inc.
Notes to Consolidated Financial Statements

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
During the year ended December 31, 2024, there was no cash paid to settle DSUs and DSU Replacement Units. During the years ended 2023 and 2022, total cash paid to settle DSUs and DSU Replacement Units was $1.1 million and $3.4 million, respectively. As of December 31, 2024, 2023, and 2022, the fair value of DSUs and DSU Replacement Units granted and vested was $1.4 million, $1.4 million, and $1.2 million, respectively.
The following table summarizes the changes in DSUs and DSU Replacement Units outstanding during the year ended December 31, 2024 (in thousands except per share amounts):

	Number of Shares	Weighted Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Balance as of January 1, 2024	631	$24.58
Granted	245	5.57
Balance as of December 31, 2024	876	19.26	$6,110
Restricted share units
The Company grants RSUs to executives and eligible employees which vest over a period of three years. On February 10, 2021, the Company’s Board indicated its intention to settle all RSUs in common shares when vested. RSUs are classified as equity and presented in Common shares.
The fair value of RSUs granted was $8.8 million, $8.7 million, and $7.3 million, for the years ended December 31, 2024, 2023 and 2022, respectively. The fair value of RSUs vested was $7.0 million, $4.5 million, and $14.1 million, during the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, there was $8.6 million of total unrecognized compensation cost related to unvested RSUs expected to be recognized over approximately 2.3 years.
The following table summarizes the changes in RSUs outstanding during the year ended December 31, 2024 (in thousands except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate intrinsic value
Balance as of January 1, 2024	807	$17.96
Granted	2,013	4.36
Exercised/Released	(668)	10.43
Canceled/Forfeited	(269)	7.95
Balance as of December 31, 2024	1,883	7.52	$13,112

SSR Mining Inc.
Notes to Consolidated Financial Statements

Performance share units
PSUs are granted to senior executives and vest after a performance period of three years. The vesting of these awards is based on the Company's actual production and return on investment compared to budget and total shareholder return in comparison to its peer group. Awards vested range from 0% to 200% of initial PSUs granted. On February 10, 2021, the Company's Board indicated its intention to settle all PSUs issued under the Company's plans in cash when vested. PSUs are classified as liabilities and included in Accrued liabilities and other.
During the years ended December 31, 2024, 2023 and 2022, total cash paid to settle PSUs was $1.7 million, $1.8 million, and $10.5 million, respectively. The fair value of PSUs granted was $6.3 million, $6.5 million, and $5.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. The fair value of PSUs vested was $4.2 million, $3.9 million, and $9.4 million, during the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, there was $7.7 million of total unrecognized compensation cost related to unvested PSUs expected to be recognized over approximately 2.3 years.
The following table summarizes the changes in PSUs outstanding during the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of January 1, 2024	881	$20.67
Granted	1,450	4.36
Exercised/Released	(248)	16.98
Canceled/Forfeited	(155)	8.89
Balance as of December 31, 2024	1,928	9.83	$13,554
Repurchase of common shares
On June 16, 2023, the Company received approval of its Normal Course Issuer Bid (“2023 NCIB”) to purchase for cancellation up to 10.2 million of its common shares through the facilities of the TSX, Nasdaq or other Canadian and U.S. marketplaces over a twelve-month period beginning June 20, 2023 and ending June 19, 2024. On November 27, 2023, in connection with the 2023 NCIB, the Company entered into an automatic share purchase plan with its broker to allow for the repurchase of shares at times when the Company ordinarily would not be active in the market due to regulatory restrictions and customary self-imposed blackout periods. Following the Çöpler Incident, the Company delivered notice to its designated broker to terminate its automatic share purchase plan effective March 1, 2024 and the Company has ceased all share repurchases under its normal course issuer bids approved by the TSX. The Company does not know at this time when it may resume share repurchases.
On June 19, 2023, the Normal Course Issuer Bid established as of June 20, 2022 (the “2022 NCIB”) expired. Under the 2022 NCIB, the Company was authorized to purchase for cancellation up to 10.6 million of its common shares through the facilities of the TSX, Nasdaq or other Canadian and U.S. marketplaces over a twelve month period.
During the year ended December 31, 2024, and prior to the Çöpler Incident, the Company purchased 1,117,100 of its outstanding common shares at an average share price of $8.79 per share for total consideration of $9.8 million. All shares were cancelled upon purchase. The difference of $6.6 million between the total amount paid and the amount deducted from common shares of $16.4 million was recorded as an increase to retained earnings. The amount deducted from common shares was determined based on the average paid in capital per common share outstanding prior to the repurchase date.

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
22.SUPPLEMENTAL CASH FLOW INFORMATION
Net change in operating assets and liabilities during the years ended December 31 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Decrease (increase) in operating assets:
Trade and other receivables	$2,892	$(42,166)	$(11,704)
Inventories	(80,289)	(33,341)	(108,183)
Other operating assets	133	(19,528)	(6,121)
Increase (decrease) in operating liabilities:
Accounts payable	(6,490)	(41,873)	40,815
Accrued liabilities and other	12,666	4,034	(48,614)
Other operating liabilities	(1,177)	193	(12,242)
	$(72,265)	$(132,681)	$(146,049)
Other cash information during the years ended December 31 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest paid	$(7,425)	$(16,464)	$(22,579)
Interest received	$15,744	$14,928	$6,633
Income taxes paid	$(25,541)	$(33,586)	$(145,549)

SSR Mining Inc.
Notes to Consolidated Financial Statements

23.RELATED PARTY TRANSACTIONS
Related party loan
Artmin entered into loan agreements with Horizon, as lender, to fund Horizon’s portion of working capital spend of the Hod Maden project. The loans are unsecured and bear interest at the credit default swap premium of Türkiye plus a fixed spread of 4.0% at the end of each calendar quarter. The loans mature five years from the close date ranging from June 2028 to December 2029. Artmin’s loans with Horizon had a total borrowing capacity of $48.4 million, of which $18.0 million was outstanding as of December 31, 2024. The liability is included in Debt, related party in the Consolidated Balance Sheets. As of December 31, 2024, no repayments have been made. Interest expense for these loans totaled $0.7 million and $0.2 million for the year ended December 31, 2024 and 2023, respectively. The interest expense on the loan is included in Interest expense in the Consolidated Statements of Operations.
Related party line of credit
During 2024, the Company’s majority owned subsidiary, Anagold Madenncilik Sanayi ve Ticaret A.Ş, entered into loan agreements with Aktif Bank, as lender, to fund Lidya Mines’ portion of reclamation and environmental obligations. Aktif Bank is a wholly owned subsidiary of Çalik Holding. Çalik Holding owns 100% of Lidya Mines, which is the Company’s joint venture partner. The loan agreements provide for a non-revolving credit facility in an aggregate principal amount of up to $11.0 million and matures August 8, 2025, and bears interest at the rate of 10.0% per annum. The loans are guaranteed by Lidya Madencilik Sanayi ve Ticaret A.Ş. As of December 31, 2024, the outstanding balance of the loan was $11.0 million and is included in Current portion of debt, related party in the Consolidated Balance Sheets. As of December 31, 2024, no repayments have been made. Interest expense totaled $0.3 million for the year ended December 31, 2024. The interest expense on the loan is included in Interest expense in the Consolidated Statements of Operations.
24.COMMITMENTS AND CONTINGENCIES
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
Environmental matters
The Company uses surety bonds to support certain environmental bonding obligations. As of December 31, 2024 and 2023, the Company had surety bonds totaling $153.0 million and $142.7 million outstanding, respectively.
Other commitments and contingencies
During the year ended December 31, 2024, the Company recorded $7.5 million of contingencies related to the Çöpler Incident in Other operating expense (income), net in the Consolidated Statements of Operations. See Note 3 for further details.
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

SSR Mining Inc.
Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with participation of the Company's principal executive and principal financial officers, has evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2024, the end of the period covered by this report. Based on such evaluation, the Company's principal executive and principal financial officers have concluded that, as of December 31, 2024, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP") and includes those policies and procedures that:
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in "Internal Control-Integrated Framework" (2013). Based upon its assessment, management concluded that, at December 31, 2024, the Company’s internal control over financial reporting was effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted an insider trading policy related to the purchase, sale and other transactions in our securities entered into by our directors, officers, employees and related other persons and by us. The insider trading policy is designed to promote compliance with the securities laws and related rules and regulations, Nasdaq listing standards and our own Code of Business Conduct and Ethics. Our insider trading policy is filed as Exhibit 19 to this Report.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this Annual Report:
1.    Consolidated financial statements: the consolidated financial statements and the Report of Independent Registered Public Accounting Firm (PCAOB ID 271 and PCAOB ID 238)) are included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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

10.2 *	SSR Mining Inc. 2024 Share Compensation Plan (incorporated by reference to SSR Mining Inc.'s Registration Statement on Form S-8 filed with the SEC on December 18, 2024).
10.3 *	SSR Mining Inc. 2021 Share Compensation Plan (incorporated by reference to SSR Mining Inc.’s Registration Statement on Form S-8 filed with the SEC on September 3, 2021).
10.4 *	SSR Mining Inc. Non-Employee Director’s Deferred Share Unit Plan.
10.5 *	SSR Mining Inc. 2020 Share Compensation Plan.

10.6 *	SSR Mining Inc. 2017 Share Compensation Plan.
10.7 *	SSR Mining Inc. Short-Term Incentive Compensation Program Plan.
10.8	Employment Agreement, dated October 1, 2020, between SSR Mining Inc. and Rodney P. Antal.
10.9	Employment Agreement, dated October 1, 2020, between SSR Mining Inc. and F. Edward Farid.
10.10	Employment Agreement, dated October 1, 2020, between SSR Mining Inc. and Michael J. Sparks.
10.11	Employment Agreement, dated February 26, 2021, between SSR Mining Inc. and Alison White.
10.12	Employment Agreement, dated January 5, 2023, between SSR Management Inc. and William MacNevin.
10.13	Separation Agreement, dated March 7, 2024, between SSR Management Inc. and Alison White.
10.14	Amendment to Employment Agreement, made effective as of March 7, 2024, between SSR Mining. and F. Edward Farid.
10.15	Amendment to Employment Agreement, made effective as of March 7, 2024, between SSR Management Inc. and Michael J. Sparks.
10.16 *	SSR Mining Inc. 2020 Share Compensation Plan Form Agreement for Restricted Share Units.
10.17 *	SSR Mining Inc. 2020 Share Compensation Plan Form Agreement for Performance Share Units.
10.18	Share Purchase Agreement, dated as of December 6, 2024, by and among SSR Mining Inc., SSR Holdings Inc. and Newmont Corporation.
19	SSR Mining Insider Trading Policy.
21 +	Subsidiaries of SSR Mining Inc.
23.1 +	Consent of PricewaterhouseCoopers LLP (United States).
23.2 +	Consent of PricewaterhouseCoopers LLP (Canada).
23.3 +	Consent of Qualified Person for Technical Report Summary on Çöpler Property, Türkiye.
23.4 +	Consent of Qualified Person for Technical Report Summary on the Marigold Complex, Nevada, USA.
23.5 +	Consent of Qualified Person for Technical Report Summary on the Seabee Gold Operations, Saskatchewan, Canada.
23.6 +	Consent of Qualified Person of Technical Report Summary on the Puna Property, Argentina.
23.7 +	Consent of Qualified Person.
23.8 +	Consent of Qualified Person.
31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95 +	Mine Safety Information Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
96.1	Technical Report Summary on Çöpler Property, Türkiye.
96.2	Technical Report Summary on the Marigold Complex, Nevada, USA.
96.3	Technical Report Summary on the Seabee Gold Operations, Saskatchewan, Canada.
96.4	Technical Report Summary on the Puna Property, Argentina.
97	SSR Mining Incentive Compensation Recoupment Policy.
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

SSR MINING INC. Registrant
Date: February 18, 2024	/s/ Rodney P. Antal
Name: Rodney P. Antal Title: Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Rodney P. Antal	Executive Chairman	February 18, 2025
Rodney P. Antal	(Principal Executive Officer)

/s/ Michael J. Sparks	Executive Vice President, Chief Financial Officer	February 18, 2025
Michael J. Sparks	(Principal Financial Officer)

/s/ Russell Farnsworth	Vice President, Controller	February 18, 2025
Russell Farnsworth	(Principal Accounting Officer)

/s/ A.E. Michael Anglin	Director	February 18, 2025
A.E. Michael Anglin

/s/ Thomas Bates, Jr.	Director	February 18, 2025
Thomas Bates, Jr.

/s/ Brian R. Booth	Director	February 18, 2025
Brian R. Booth

/s/ Simon A. Fish	Director	February 18, 2025
Simon A. Fish

/s/ Alan P. Krusi	Director	February 18, 2025
Alan P. Krusi

/s/ Daniel Malchuk	Director	February 18, 2025
Daniel Malchuk

/s/ Kay Priestly	Director	February 18, 2025
Kay Priestly

/s/ Karen Swager	Director	February 18, 2025
Karen Swager