Form 10-Q
period 2025-03-31
SSR MINING INC.
filed 2025-05-06
CIK 921638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
  ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes    ☒ No
There were 202,777,979 common shares outstanding on April 30, 2025.

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
Forward-looking statements include, without limitation, the types of statements listed under the heading “Forward-Looking Statements” in Part I, Item 1. Business of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 18, 2025 (“Form 10-K”).
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SSR Mining Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands except per share)

	Three Months Ended March 31,
	2025	2024
Revenue	$316,618	$230,234
Operating costs and expenses:
Cost of sales (1)	136,641	125,901
Depreciation, depletion, and amortization	30,613	38,398
General and administrative expense	23,894	12,861
Exploration and evaluation	6,865	10,231
Reclamation and remediation costs	4,320	275,318
Impairment charges of long-lived and other assets	—	114,230
Care and maintenance	35,795	14,409
Other operating expense (income), net	11,598	15,310
Operating income (loss)	66,892	(376,424)
Other income (expense):
Interest expense	(3,369)	(4,655)
Other income (expense)	6,323	3,767
Foreign exchange gain (loss)	(6,052)	(913)
Total other income (expense)	(3,098)	(1,801)
Income (loss) before income and mining taxes	63,794	(378,225)
Income and mining tax benefit (expense)	(9,138)	20,237
Equity income (loss) of affiliates	(210)	(174)
Net income (loss)	54,446	(358,162)
Net loss (income) attributable to non-controlling interest	4,335	71,080
Net income (loss) attributable to SSR Mining shareholders	$58,781	$(287,082)

Weighted average common shares
Basic	202,420	202,355
Diluted	216,546	202,355

Net income (loss) per share attributable to SSR Mining shareholders
Basic	$0.29	$(1.42)
Diluted	$0.28	$(1.42)
(1) Excludes depreciation, depletion, and amortization.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income (loss)	$54,446	$(358,162)
Adjustments for:
Depreciation, depletion, and amortization	30,613	38,398
Reclamation and remediation costs	4,320	275,317
Payments for reclamation and remediation liabilities	(5,764)	(22,660)
Deferred income taxes	(11,300)	(22,817)
Stock-based compensation	9,963	(3,942)
Change in fair value of marketable securities	(1,656)	(2,817)
Non-cash fair value adjustment on acquired inventories	—	2,830
Impairment charges of long-lived and other assets	—	114,230
Other taxes	1,250	—
Loss (gain) on foreign exchange	4,620	3,528
Non-cash care and maintenance	15,238	6,731
Other operating activities	3,224	1,428
Net change in operating assets and liabilities	(20,149)	(7,433)
Net cash provided by operating activities	84,805	24,631

Investing activities
Additions to mineral properties, plant and equipment	(45,507)	(34,035)
Acquisitions	(108,736)	—
Purchases of marketable securities	(14,972)	(6,338)
Net proceeds from sale of marketable securities	15,218	3,717
Contributions to equity method investments	(253)	(122)
Net cash used in investing activities	(154,250)	(36,778)

Financing activities
Proceeds from the issuance of debt, related party	3,600	—
Repurchase of common shares	—	(9,825)
Principal payments on finance leases	(1,178)	(995)
Other financing activities	253	—
Net cash provided by (used in) financing activities	2,675	(10,820)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,500)	(2,415)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(68,270)	(25,382)
Cash, cash equivalents, and restricted cash beginning of period	387,882	492,494
Cash, cash equivalents, and restricted cash end of period	$319,612	$467,112

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$319,612	$467,010
Restricted cash	—	102
Total cash, cash equivalents, and restricted cash	$319,612	$467,112
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$319,612	$387,882
Marketable securities	21,677	29,465
Trade and other receivables	117,496	124,438
Inventories	544,333	464,074
Prepaids and other current assets	21,676	23,175
Total current assets	1,024,794	1,029,034

Mineral properties, plant and equipment, net	4,092,492	3,782,867
Inventories	441,025	291,212
Deferred income tax assets	5,770	7,602
Other non-current assets	80,427	78,305
Total assets (1)	$5,644,508	$5,189,020

LIABILITIES
Accounts payable	$41,820	$30,538
Accrued liabilities and other	158,911	139,381
Reclamation and remediation liabilities	43,024	33,166
Finance lease liabilities	4,846	4,792
Current portion of debt, related party	11,000	11,000
Total current liabilities	259,601	218,877

Debt	228,822	228,572
Debt, related party	21,389	17,789
Finance lease liabilities	80,137	81,373
Reclamation and remediation liabilities	522,344	312,671
Deferred income tax liabilities	333,845	327,277
Contingent consideration liabilities	167,175	29,642
Other non-current liabilities	27,587	25,958
Total liabilities (1)	1,640,900	1,242,159

EQUITY
Common shares – unlimited authorized common shares with no par value; 202,538 and 202,369 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2,995,979	2,993,678
Retained earnings (deficit)	172,146	113,365
SSR Mining’s shareholders’ equity	3,168,125	3,107,043
Non-controlling interest	835,483	839,818
Total equity	4,003,608	3,946,861
Total liabilities and equity	$5,644,508	$5,189,020

SSR Mining Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)
(1) The consolidated assets as of March 31, 2025 and December 31, 2024 include $3,411.1 million and $3,426.1 million, respectively, of assets of variable interest entities (“VIEs”) that can only be used to settle the obligations of the VIEs. As of March 31, 2025 and December 31, 2024, the assets include Cash and cash equivalents of $5.6 million and $17.5 million, respectively; Trade and other receivables of $2.6 million and $2.6 million, respectively; Inventories, current of $59.8 million and $59.2 million, respectively; Prepaids and other current assets of $7.6 million and $3.7 million, respectively; Mineral properties, plant and equipment, net of $3,086.9 million and $3,089.5 million, respectively; Inventories, non-current of $245.3 million and $246.5 million, respectively; and Other non-current assets of $3.3 million and $7.2 million, respectively. The consolidated liabilities as of March 31, 2025 and December 31, 2024 include $510.2 million and $538.4 million, respectively, of liabilities of VIEs whose creditors have no recourse to the Company. As of March 31, 2025 and December 31, 2024, the liabilities include Accounts payable of $6.6 million and $8.5 million, respectively; Accrued liabilities and other of $30.9 million and $23.5 million, respectively; Reclamation and remediation liabilities, current of $27.9 million and $33.1 million, respectively; Finance lease liabilities, non-current of $80.1 million and $81.4 million, respectively; Reclamation and remediation liabilities, non-current of $155.6 million and $155.0 million, respectively; Deferred income tax liabilities of $184.4 million and $197.7 million, respectively; and Other non-current liabilities of $24.7 million and $39.4 million, respectively.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Common shares
	Number of shares	Amount	Retained earnings (accumulated deficit)	Total equity attributable to SSR Mining shareholders	Non-controlling interest	Total equity
Balance as of December 31, 2024	202,369	$2,993,678	$113,365	$3,107,043	$839,818	$3,946,861
Settlement of restricted share units (RSUs)	169	—	—	—	—	—
Equity-settled stock-based compensation	—	2,301	—	2,301	—	2,301
Net income (loss)	—	—	58,781	58,781	(4,335)	54,446
Balance as of March 31, 2025	202,538	$2,995,979	$172,146	$3,168,125	$835,483	$4,003,608

	Common shares
	Number of shares	Amount	Retained earnings (accumulated deficit)	Total equity attributable to SSR Mining shareholders	Non-controlling interest	Total equity
Balance as of December 31, 2023	202,952	$3,005,015	$368,065	$3,373,080	$931,123	$4,304,203
Repurchase of common shares	(1,117)	(16,402)	6,577	(9,825)	—	(9,825)
Settlement of restricted share units (RSUs)	255	—	—	—	—	—
Equity-settled stock-based compensation	—	2,612	—	2,612	—	2,612
Net income (loss)	—	—	(287,082)	(287,082)	(71,080)	(358,162)
Balance as of March 31, 2024	202,090	$2,991,225	$87,560	$3,078,785	$860,043	$3,938,828

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.THE COMPANY
SSR Mining Inc. and its subsidiaries (collectively, “SSR Mining” or the “Company”) is a precious metals mining company with five operations located in the United States, Türkiye, Canada and Argentina. The Company is principally engaged in the operation, acquisition, exploration and development of precious metal resource properties located in Türkiye and the Americas. The Company produces gold doré as well as copper, silver, lead and zinc concentrates. The Company’s properties include Çöpler Gold Mine (“Çöpler”) in Erzincan, Türkiye, Marigold mine (“Marigold”) in Nevada, USA, Cripple Creek & Victor Gold Mine (“CC&V”) in Colorado, USA, Seabee Gold Operation (“Seabee”) in Saskatchewan, Canada, and Puna Operations (“Puna”) in Jujuy, Argentina. The Company also has development projects that it seeks to advance, as market and project conditions permit.
SSR Mining is incorporated under the laws of the Province of British Columbia, Canada. The Company's common shares are listed on the Toronto Stock Exchange (“TSX”) in Canada and the Nasdaq Global Select Market (“Nasdaq”) in the U.S. under the symbol “SSRM”. SSR Mining has voluntarily elected to delist from the Australian Securities Exchange (“ASX”) in Australia under the symbol “SSR” and was officially delisted as of April 8, 2025.
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
If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date. Changes in fair value of contingent consideration resulting from events after the acquisition date are recognized as follows: (1) if the contingent consideration is classified as a liability, the changes in fair value and accretion costs are recognized in earnings, or (2) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity. The increases or decreases in the fair value of contingent consideration can result from a change in the timing of the contingent event and changes in assumed discount periods and rates.
Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) in the United States. Therefore, this information should be read in conjunction with SSR Mining Inc.’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 18, 2025. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. The results for the three month period ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”).” ASU 2024-03 requires public business entities to disclose additional information about specific expense categories in the notes to financial statements. The new standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 with early adoption permitted. ASU 2024-03 should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date, or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the new standard on the consolidated financial statements.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. The standard is effective beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of the standard on the consolidated financial statements.
3.ACQUISITIONS AND DIVESTITURES
Acquisitions
Acquisition of Cripple Creek and Victor Gold Mine
On February 28, 2025 (“Acquisition Date”), the Company acquired all of the issued and outstanding common shares of CC&V from Newmont Corporation (“Newmont”) in an all-cash deal for $100 million in upfront consideration and up to $175.0 million in additional milestone-based payments. The transaction is expected to increase the Company’s scale, free cash flow and portfolio diversification.
The milestone-based payments include $87.5 million payable upon final approval of the application to amend the CC&V Cresson Permit and $87.5 million payable upon obtaining regulatory relief related to flow-related permitting requirements for the Carlton Tunnel, including steps taken to achieve the highest feasible alternative in relation to Carlton Tunnel water flow. Refer to Note 20 for more information.
Upon completion of an updated regulator-approved closure plan and in the event the aggregate closure costs at CC&V exceed $500.0 million, the Company will be responsible for funding 10% of the incremental closure costs while Newmont will be responsible for funding 90% of the incremental closure costs, either on an as-incurred basis or pursuant to a lump-sum payment option. The Company will account for this as an indemnification asset under the FASB Accounting Standards Codification Topic 805, Business Combinations, and will recognize an asset for 90% of the aggregated closure costs at CC&V in excess of $500.0 million that Newmont will be responsible for funding, with no limit on the maximum cost. At the Acquisition Date, the Company did not recognize an indemnification asset as the recognition criteria had not been met.
The acquisition of CC&V is accounted for as a business combination which requires the measurement of assets acquired and liabilities assumed at their respective fair values at the Acquisition Date. The Acquisition Date fair value of the consideration transferred consists of the following (in thousands):

Cash consideration (1)	$108,736
Contingent consideration (2)	135,462
Total Purchase Price	$244,198
(1)Cash consideration is comprised of $100.0 million in upfront cash and an $8.7 million working capital adjustment. The working capital adjustment is preliminary as of March 31, 2025 and subject to finalization in accordance with the Share Purchase Agreement.
(2)The fair value of the contingent consideration is based on a probability weighted discounted cash flow model. The contingent consideration is considered a Level 3 fair value measurement due to certain assumptions that are not based on observable market data (refer to Note 11 for more information). The significant assumptions include probability and timing of milestones and discount rates. The range of the undiscounted amounts the Company could be obligated to pay is between $87.5 million and $175.0 million.
The Company retained an third party valuation specialist to assist in determining the fair value of assets acquired and liabilities assumed. In accordance with the acquisition method of accounting, the purchase price of CC&V has been allocated to the acquired assets and assumed liabilities based on their estimated acquisition date fair values. The fair value estimates were based on income, market and cost valuation methods.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of March 31, 2025, the Company had not fully completed the analysis to assign fair values to all assets acquired and liabilities assumed, and therefore the purchase price allocation for CC&V is preliminary. As of March 31, 2025, remaining items to finalize include the fair value of inventories; mineral properties, plant and equipment; reclamation and remediation liabilities; deferred income tax assets and liabilities; and working capital accounts. The preliminary purchase price allocation will be subject to further refinement as the Company continues to refine its estimates and assumptions based on information available at the Acquisition Date. These refinements may result in material changes to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation adjustments can be made throughout the measurement period, which is not to exceed one year from the Acquisition Date.
The following table presents the preliminary fair values of the assets acquired and liabilities assumed at the Acquisition Date (in thousands):

Assets:
Trade and other receivables	$391
Inventories (1)	194,433
Prepaids and other current assets	919
Mineral properties, plant and equipment (2)	317,480
Total assets	$513,223

Liabilities:
Accounts payable	$12,883
Accrued and other liabilities	15,468
Reclamation liabilities (3)	220,974
Deferred tax liabilities (4)	19,700
Total liabilities	$269,025

Total net assets	$244,198
(1)The fair values of inventories were determined based on a net realizable value (“NRV”) approach, whereby the future estimated cash flows from sales of payable metal produced are adjusted for costs to complete.
(2)The fair value of mineral properties have been estimated using a market approach based on estimated quantities of mineral reserves and mineral resources and in-situ multiples. The fair values of plant and equipment have been estimated using a depreciated replacement cost approach.
(3)The fair value of reclamation costs is based on the expected amounts and timing of cash flows of closure activities and discounted to present value using a credit-adjusted risk-free rate as of the Acquisition Date. Key assumptions include the costs and timing of key closure activities based on the life of mine plans, including estimates and timing of monitoring and water management costs after completion of initial closure activities.
(4)Deferred income tax liabilities represent future tax expense associated with the differences between the preliminary fair value allocated to assets and liabilities and the tax basis of those assets and liabilities.
Revenue for the three months ended March 31, 2025 includes $34.9 million of revenue from the assets acquired in the acquisition of CC&V. Net income attributable to SSR Mining shareholders for the three months ended March 31, 2025 includes net income of $10.1 million from CC&V.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Pro forma financial information
The following unaudited pro forma financial information represents a summary of the historical consolidated results of operations for the three months ended March 31, 2025 and 2024, giving effect to the acquisition as if it had been completed on January 1, 2024. The pro forma financial information is provided for illustrative purposes only and is not intended to represent what the Company’s financial position or results of operations would have been had the acquisition occurred on the assumed date, nor does it purport to project the future operating results or the financial position of the Company following the acquisition.
The information below reflects certain nonrecurring and recurring pro forma adjustments that were directly related to the acquisition based on available information and certain assumptions that the Company believes are reasonable, including: (i) the changes in depreciation, depletion and amortization reflecting the relative preliminary fair values attributable to mineral properties, plant and equipment, (ii) the changes in cost of sales reflecting the relative preliminary fair values attributable to inventories, (iii) the changes in reclamation and remediation costs reflective of the fair market value value of reclamation and remediation liabilities, (iv) the changes in Other operating expense (income), net reflective of the preliminary fair values attributable to contingent consideration liabilities, and (v) the estimated tax impacts of the pro forma adjustments.
The following table provides unaudited pro forma financial information for the three months ended March 31, 2025 and 2024, as if CC&V had been acquired as of January 1, 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$404,776	$289,888
Net income attributable to SSR Mining shareholders (1)	$94,136	$(267,725)
(1)For the three months ended March 31, 2025, net income (loss) includes $6.8 million of transaction and integration costs.

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
Following the close of the CC&V acquisition, the Company revised its operating segments to reflect certain changes in how the CODM evaluates financial performance and allocates resources. The Company determined that it has currently has five reportable and operating segments represented by each of its producing mine sites, which includes the suspended operations at Çöpler and now includes CC&V. For the periods prior to the first quarter of 2025, the Company had four reportable segments.
The following tables provide a summary of financial information related to the Company's segments (in thousands):

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31, 2025
	Çöpler (1)	Marigold	CC&V (2)	Seabee	Puna	Segment Total	Corporate and other (3)	Consolidated
Revenue	$—	$117,180	$34,872	$76,302	$88,264	$316,618	$—	$316,618
Cost of sales (4)	$—	$58,726	$17,966	$23,130	$36,819	$136,641	$—	$136,641
Depreciation, depletion, and amortization	$—	$8,713	$504	$13,504	$7,780	$30,501	$112	$30,613
General and administrative expense	$—	$—	$—	$—	$—	$—	$23,894	$23,894
Exploration and evaluation	$422	$692	$195	$4,140	$373	$5,822	$1,043	$6,865
Reclamation and remediation costs	$615	$806	$1,284	$336	$1,279	$4,320	$—	$4,320
Care and maintenance (5)	$35,795	$—	$—	$—	$—	$35,795	$—	$35,795
Other operating expense (income), net	$2,578	$344	$3	$—	$236	$3,161	$8,437	$11,598
Operating income (loss)	$(39,409)	$47,900	$14,921	$35,192	$41,776	$100,380	$(33,488)	$66,892
Interest expense	$(1,577)	$—	$—	$—	$(105)	$(1,682)	$(1,687)	$(3,369)
Interest income	$—	$1,600	$—	$428	$345	$2,373	$624	$2,997
Other income (expense)	$44	$(213)	$—	$(8)	$3,824	$3,647	$(321)	$3,326
Foreign exchange gain (loss)	$(100)	$—	$—	$(107)	$(3,685)	$(3,892)	$(2,160)	$(6,052)
Income (loss) before income and mining taxes	$(41,042)	$49,287	$14,921	$35,504	$42,156	$100,826	$(37,032)	$63,794
Capital expenditures	$492	$15,250	$1,393	$11,802	$1,954	$30,891	$12,162	$43,053
Total assets as of March 31, 2025	$2,662,020	$804,471	$516,068	$371,437	$339,334	$4,693,330	$951,178	$5,644,508
(1)All operations at Çöpler ceased on February 13, 2024, following the Çöpler Incident and have not commenced as of March 31, 2025.
(2)The reported statements of operations amounts reflect results from the date of acquisition of CC&V on February 28, 2025 through March 31, 2025. See Note 3 for additional information.
(3)Corporate and other consists of business activities that are not included within the reportable segments and is provided for reconciliation purposes. The exploration, evaluation and development properties and the portfolio of prospective exploration tenures, near or adjacent to the existing operations (near-mine) are included in the respective reportable segment. The greenfield standalone prospects and development projects are included in Corporate and other.
(4)Excludes depreciation, depletion, and amortization.
(5)Care and maintenance expense represents the direct costs not associated with the environmental reclamation and remediation costs of $20.6 million and depreciation of $15.2 million during the suspension of operations at Çöpler.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31, 2024
	Çöpler	Marigold	Seabee	Puna	Segment Total	Corporate and other (1)	Consolidated
Revenue	$48,571	$76,685	$59,128	$45,850	$230,234	$—	$230,234
Cost of sales (2)	$24,423	$49,071	$24,433	$27,974	$125,901	$—	$125,901
Depreciation, depletion, and amortization	$9,831	$7,439	$15,213	$5,915	$38,398	$—	$38,398
General and administrative expense	$—	$—	$—	$—	$—	$12,861	$12,861
Exploration and evaluation	$774	$4,095	$3,546	$335	$8,750	$1,481	$10,231
Reclamation and remediation costs	$273,397	$724	$334	$863	$275,318	$—	$275,318
Impairment charges of long-lived and other assets	$114,230	$—	$—	$—	$114,230	$—	$114,230
Care and maintenance (3)	$14,409	$—	$—	$—	$14,409	$—	$14,409
Other operating expense (income), net	$15,310	$—	$—	$—	$15,310	$—	$15,310
Operating income (loss)	$(403,803)	$15,356	$15,602	$10,763	$(362,082)	$(14,342)	$(376,424)
Interest expense	$(2,530)	$—	$—	$(427)	$(2,957)	$(1,698)	$(4,655)
Interest income	$1,021	$1,893	$1,661	$470	$5,045	$1,251	$6,296
Other income (expense)	$602	$(479)	$(8)	$(2,848)	$(2,733)	$204	$(2,529)
Foreign exchange gain (loss)	$(2,372)	$—	$(2)	$2,758	$384	$(1,297)	$(913)
Income (loss) before income and mining taxes	$(407,082)	$16,770	$17,253	$10,716	$(362,343)	$(15,882)	$(378,225)
Capital expenditures	$6,541	$2,432	$15,773	$3,359	$28,105	$8,132	$36,237
Total assets as of March 31, 2024	$2,763,672	$793,179	$491,153	$287,833	$4,335,837	$915,945	$5,251,782
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5.REVENUE
The following table represents revenues by product (in thousands):

	Three Months Ended March 31,
	2025	2024
Gold doré sales
Çöpler	$—	$48,226
Marigold	117,142	76,661
CC&V	34,659	—
Seabee	76,278	59,103
Concentrate sales
Puna	86,693	48,372
Other (1)
Çöpler	—	345
Marigold	38	24
CC&V	213	—
Seabee	24	25
Puna	1,571	(2,522)
Total	$316,618	$230,234
(1)Other revenue includes changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.
Revenue by metal
Revenue by metal type are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Gold	$228,079	$183,990
Silver	75,276	39,334
Lead	11,051	8,462
Zinc	366	576
Other (1)	1,846	(2,128)
Total	$316,618	$230,234
(1)Other revenue includes changes in the fair value of concentrate trade receivables due to fluctuations in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.
Provisional metal sales
At March 31, 2025, the Company had silver sales of 6.8 million ounces at an average price of $31.63 per ounce, lead sales of 34.8 million pounds at an average price of $0.91 per pound, and zinc sales of 1.0 million pounds at an average price of $1.34 per pound, subject to normal course final pricing over the next several months.
For the three months ended March 31, 2025 and 2024, the change in the fair value of the Company's embedded derivatives relating to provisional concentrate metal sales was an increase of $1.6 million and decrease of $2.5 million, respectively.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6.IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS
For the three months ended March 31, 2025, the Company did not record any impairment of long-lived and other assets.
For the three months ended March 31, 2024, the Company recorded non-cash impairment charges of $76.0 million related to Inventories and $38.2 million related to Mineral properties, plant and equipment, net, for a total non-cash impairment charge of $114.2 million. The Company fully impaired the heap leach pad inventory and related heap leach pad processing facilities as a result of the Çöpler Incident and the Company’s plans to permanently close the heap leach pad.
7.OTHER OPERATING EXPENSE (INCOME), NET
The following table includes the components of Other operating expense (income), net:

	Three Months Ended March 31,
	2025	2024
Transaction and integration costs	$6,795	$—
Loss (gain) on sale and disposal of assets, net	344	—
Change in fair value of contingent consideration	1,641	—
Contingencies and expenses related to the Çöpler Incident	1,564	15,310
Other taxes	1,250	—
Other	4	—
Total	$11,598	$15,310
8.OTHER INCOME (EXPENSE)
The following table includes the components of Other income (expense):

	Three Months Ended March 31,
	2025	2024
Interest income	$2,997	$6,296
Gain (loss) on investments and marketable security sales	5,151	1,177
Change in fair value of marketable securities	(1,656)	(2,817)
Other	(169)	(889)
Total	$6,323	$3,767
9.INCOME AND MINING TAXES
The Company’s consolidated effective income tax rate was 14.3% for the first three months of 2025 compared to 5.4% for the first three months of 2024. The primary drivers of the change in the effective rate were due to foreign currency fluctuations and changes in the valuation allowance. The Company, a Canadian domiciled entity, is subject to a statutory tax rate of 27.0%. The effective rate differs from the statutory rate primarily due to foreign currency fluctuations and changes in the valuation allowance.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
10.INCOME (LOSS) PER SHARE
The Company calculates basic net income (loss) per share using, as the denominator, the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share uses, as its denominator, the weighted average number of common shares outstanding during the period plus the effect of dilutive potential common shares during the period.
Dilutive potential common shares include stock options, Restricted Share Units (“RSUs”), and convertible notes.
The calculations of basic and diluted net income (loss) per share attributable to SSR Mining shareholders are based on the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$54,446	$(358,162)
Net (income) loss attributable to non-controlling interest	4,335	71,080
Net income (loss) attributable to SSR Mining shareholders	58,781	(287,082)
Interest saving on 2019 Notes, net of tax	1,232	—
Net income (loss) used in the calculation of diluted net income per share	$60,013	$(287,082)

Weighted average number of common shares issued	202,420	202,355
Adjustments for dilutive instruments:
Restricted share units	1,145	—
2019 Notes	12,981	—
Diluted weighted average number of shares outstanding	216,546	202,355

Net income (loss) per share attributable to SSR Mining shareholders
Basic	$0.29	$(1.42)
Diluted	$0.28	$(1.42)
For the three months ended March 31, 2024, $1.2 million of interest saving on convertible notes, net of tax, and 12,921 shares were excluded from the diluted income per common share calculation because the effect would be antidilutive.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11.FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Refer to Note 13 to the audited consolidated financial statements in the Company’s 2024 Annual Report on Form 10-K for further information on the Company's assets and liabilities measured at fair value. The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring (at least annually) and nonrecurring basis by level within the fair value hierarchy (in thousands):

	Fair value at March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$319,612	$—	$—	$319,612
Marketable securities (1)	34,808	—	—	34,808
Trade receivables from provisional sales, net (2)	—	68,749	—	68,749
Deferred consideration	—	—	27,247	27,247
	$354,420	$68,749	$27,247	$450,416

Liabilities:
Contingent consideration liabilities	$—	$—	$167,175	$167,175
Other	—	15	—	15
	$—	$15	$167,175	$167,190
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Fair value at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$387,882	$—	$—	$387,882
Marketable securities (1)	34,631	—	—	34,631
Trade receivables from provisional sales, net (2)	—	78,687	—	78,687
Deferred consideration	—	—	26,383	26,383
	$422,513	$78,687	$26,383	$527,583
Liabilities:
Contingent consideration liabilities	$—	$—	$29,642	$29,642
Other	—	68	—	68
	$—	$68	$29,642	$29,710
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

Deferred and contingent consideration are included in Level 3 as certain assumptions used in the calculation of the fair value are not based on observable market data. The following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value using significant unobservable inputs (Level 3) in the consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2025	2024
Deferred consideration assets:
Balance as of January 1	$26,383	$21,213
Revaluations	864	630
Balance as of March 31	$27,247	$21,843

	Three Months Ended March 31,
	2025	2024
Contingent consideration liabilities:
Balance as of January 1	$29,642	$29,648
Revaluations	2,071	(662)
Additions	135,462	—
Balance as of March 31	$167,175	$28,986
Fair values of financial assets and liabilities not already measured at fair value
The fair value of the 2019 Notes as compared to the carrying amounts were as follows (in thousands):

		March 31, 2025		December 31, 2024
	Level	Carrying amount	Fair value	Carrying amount	Fair value
2019 Notes (1)	1	$228,822	$220,379	$228,572	$220,292
(1)The fair value disclosed for the Company's 2019 Notes is included in Level 1 as the basis of valuation uses a quoted price in an active market.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12.TRADE AND OTHER RECEIVABLES
The components of Trade and other receivables are as follows (in thousands):

	March 31, 2025	December 31, 2024
Trade receivables	$70,608	$84,239
Value added tax receivables	20,413	19,939
Income tax receivable	1,636	4,626
Other taxes receivable	22,491	13,479
Other	2,348	2,155
Total	$117,496	$124,438
No provision for credit loss was recognized as of March 31, 2025 or December 31, 2024. All trade receivables are expected to be settled within twelve months.
13.INVENTORIES
The components of Inventories are as follows (in thousands):

	March 31, 2025	December 31, 2024
Materials and supplies	$137,913	$113,752
Stockpiled ore	77,555	72,561
Leach pad inventory	304,852	253,166
Work-in-process	6,232	3,850
Finished goods	17,781	20,745
Total current inventories	544,333	464,074

Stockpiled ore	245,288	246,536
Leach pad inventory	195,737	44,676
Total non-current inventories	$441,025	$291,212
No write-downs of inventory were recognized during the three months ended March 31, 2025.
During the three months ended March 31, 2024, following the Çöpler Incident, the Company recognized an impairment of leach pad inventory at Çöpler of $76.0 million classified as a component of Impairment charges of long-lived and other assets in the Condensed Consolidated Statements of Operations.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
14.MINERAL PROPERTIES, PLANT AND EQUIPMENT, NET
The components of Mineral properties, plant and equipment, net are as follows (in thousands):

	March 31, 2025	December 31, 2024
Plant and equipment (1)	$2,032,218	$1,883,193
Construction in process	157,625	135,594
Mineral properties subject to depletion	2,293,647	2,114,765
Mineral properties not yet subject to depletion	892,532	884,029
Exploration and evaluation assets	247,164	254,146
Total mineral properties, plant, and equipment	5,623,186	5,271,727
Accumulated depreciation, plant and equipment	(830,356)	(804,411)
Accumulated depletion, mineral properties	(700,338)	(684,449)
Mineral properties, plant, and equipment, net	$4,092,492	$3,782,867
(1)As of March 31, 2025 and December 31, 2024, plant and equipment includes finance lease right-of-use assets with a carrying amount of $77.4 million and $78.9 million, respectively.
No impairment was recognized during the three months ended March 31, 2025.
During the three months ended March 31, 2024, the Company concluded that certain mineral properties, plant and equipment at Çöpler were impaired and recorded non-cash impairment $38.2 million classified as a component of Impairment charges of long-lived and other assets in the Condensed Consolidated Statements of Operations.
15.ACCRUED LIABILITIES AND OTHER
The components of Accrued liabilities and other are as follows (in thousands):

	March 31, 2025	December 31, 2024
Accrued liabilities	$76,687	$71,776
Royalties payable	17,325	17,017
Stock-based compensation liabilities	11,877	6,469
Income taxes payable	51,187	41,077
Lease liabilities	1,820	1,657
Other	15	1,385
Total accrued liabilities and other	$158,911	$139,381
16.DEBT
The following tables summarize the Company’s debt balances (in thousands):

	March 31, 2025	December 31, 2024
2019 Notes (1)	$228,822	$228,572

Current Portion	$—	$—
Non-Current Portion	$228,822	$228,572
(1)Amount is net of discount and debt issuance costs of $1.2 million and $1.4 million, respectively.
As of March 31, 2025, the Company was in compliance with its covenants. For further details on the Company’s indebtedness, see Note 20 to the audited consolidated financial statements in the Company’s 2024 Annual Report on Form 10-K.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
18.SUPPLEMENTAL CASH FLOW INFORMATION

Net change in operating assets and liabilities were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Decrease (increase) in operating assets:
Trade and other receivables	$4,227	$37,794
Inventories	(32,230)	(47,832)
Other operating assets	8,089	286
Increase (decrease) in operating liabilities:
Accounts payable	211	(5,647)
Accrued liabilities and other	(446)	6,978
Other operating liabilities	—	988
	$(20,149)	$(7,433)
Other cash information was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest paid	$(3,272)	$(3,272)
Interest received	$2,651	$4,913
Income taxes paid	$(10,891)	$(1,855)

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
19.RELATED PARTY TRANSACTIONS
Related party loan
Artmin entered into loan agreements with Horizon, as lender, to fund Horizon’s portion of working capital spend of the Hod Maden project. The loans are unsecured and bear interest at the credit default swap premium of Türkiye plus a fixed spread of 4.0% at the end of each calendar quarter. The loans have a five year maturity with maturity dates ranging from June 2028 to August 2029. Artmin’s loans with Horizon had a total borrowing capacity of $48.4 million, of which $21.4 million was outstanding as of March 31, 2025. The liability is included in Debt, related party in the Condensed Consolidated Balance Sheets. As of March 31, 2025, no repayments have been made. Interest expense for these loans totaled $0.3 million and nil for the three months ended March 31, 2025 and 2024, respectively. The interest expense on the loan is included in Interest expense in the Condensed Consolidated Statements of Operations.
Related party line of credit
During 2024, the Company’s majority owned subsidiary, Anagold Madenncilik Sanayi ve Ticaret A.Ş, entered into loan agreements with Aktif Bank, as lender, to fund Lidya Mines’ portion of reclamation and environmental obligations. Aktif Bank is a wholly owned subsidiary of Calik Holding. Calik Holding owns 100% of Lidya Mines, which is the Company’s joint venture partner. The loan agreements provide for a non-revolving credit facility in an aggregate principal amount of up to $11.0 million and matures August 8, 2025, and bears interest at the rate of 10.0% per annum. The loans are guaranteed by Lidya Madencilik Sanayi ve Ticaret A.Ş. As of March 31, 2025, the outstanding balance of the loan was 11.0 million and is included in Current portion of debt, related party in the Condensed Consolidated Balance Sheets. As of March 31, 2025, no repayments have been made. Interest expense totaled $0.3 million and nil for the three months ended March 31, 2025 and 2024, respectively. The interest expense on the loan is included in Interest expense in the Condensed Consolidated Statements of Operations.
20.COMMITMENTS AND CONTINGENCIES
General
Estimated losses from loss contingencies are accrued by a charge to income when information is available prior to the issuance of the financial statements that indicates it is probable that a liability could be incurred, and the amount of the loss can by reasonably estimated. Legal expenses associated with the loss contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss has been incurred.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Environmental matters
CC&V - Carlton Tunnel
In December 2021, CC&V entered into a Settlement Agreement (“Settlement Agreement”) with the Water Quality Control Division of the Colorado Department of Public Health and Environment (the “Division”) with a mutual objective of resolving issues associated with the new discharge permits issued by the Division in January 2021 for the Carlton Tunnel. The Carlton Tunnel was a historic tunnel completed in 1941 with the purpose of draining the southern portion of the mining district, subsequently consolidated by CC&V. CC&V has held discharge permits for the Carlton Tunnel since 1983, primarily to focus on monitoring, with the monitoring data accumulated since the mid-1970s indicating consistency in the water quality discharged from the Carlton Tunnel over time. In 2006, legal proceedings and work with the regulator confirmed that the water flowing out of the Carlton Tunnel portal is akin to natural spring water and did not constitute mine drainage. However, this changed with the January 2021 permit updates, when the regulator imposed new water quality limits. The Settlement Agreement involves the evaluation of a reasonable and achievable timeline for treatment and permit compliance, acknowledging the lack of readily available technology, and the need to spend three years to study and select the technological solution, with three additional years to construct, bringing full permit compliance to the November 2027 timeframe. In 2022, CC&V studied various interim passive water treatment options, reported the study results to the Division. CC&V continues to study alternative long-term remediation plans for water discharged from the Carlton Tunnel, and is also working with regulators on site specific standards, a Discharger Specific Variance ("DSV") and other potential approaches to identify highest feasible alternative treatment in the context, based on limits such as area topography. CC&V formally submitted its proposal for the DSV and the matter will be presented to the Water Quality Control Commission in a June 2025 rulemaking hearing. Depending on the outcome of the hearing and other ongoing engagement with the Division, and the plans that may ultimately be agreed with the Division, a material adjustment to the liability may be required. Refer to Note 3 for further information on the acquisition of CC&V.
Surety bonds
The Company uses surety bonds to support certain environmental bonding obligations. As of March 31, 2025 and December 31, 2024, the Company had surety bonds totaling $492.4 million and $153.0 million outstanding, respectively.
Other commitments and contingencies
Following the Çöpler Incident, the Company has been named as a defendant in securities class actions in the United States and Canada and is subject to various risks and contingencies arising in the normal course of business. Based on the information currently available to the Company, no liability has been recorded for these lawsuits because the Company believes that any such liability is not probable and reasonably estimable at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of SSR Mining Inc. and its subsidiaries (collectively, “SSR Mining” or the “Company”). The Company uses certain non-GAAP financial measures in this MD&A; for a description of each of these measures, please see the discussion under “Non-GAAP Financial Measures” in Part I, Item 2, Management’s Discussion and Analysis herein.
This item should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of Business Properties included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 18, 2025 (“Form 10-K”).
Business Overview
SSR Mining is a precious metals mining company with five operations located in the United States, Türkiye, Canada and Argentina. The Company is primarily engaged in the operation, acquisition, exploration and development of precious metal resource properties located in Türkiye and the Americas. The Company produces gold doré as well as copper, silver, lead and zinc concentrates.
On February 28, 2025 (“Acquisition Date”), the Company acquired all of the issued and outstanding common shares of Cripple Creek and Victor Gold Mining Company (“CC&V”) from Newmont Corporation for $100 million in upfront consideration and up to $175.0 million in cash in additional milestone-based payments payable in connection with the approval to amend the permit application to extend the life of mine and obtaining regulatory relief relating to flow related permitting requirements. See Note 3 of the Condensed Consolidated Financial Statements for additional details related to the CC&V acquisition.

On February 13, 2024, the Company suspended all operations at its Çöpler property as a result of a significant slip on the heap leach pad (the “Çöpler Incident”). The Çöpler Incident is expected to have a significant impact on the Company’s operations, results of operations, cash flows and financial condition. Following the Çöpler Incident, the heap leach pad will be permanently closed, and heap leach processing will no longer take place at Çöpler. At this time, the Company is not able to estimate or predict when and under what conditions it will resume operations at Çöpler. For more information on the Çöpler Incident, please see the Company’s Form 10-K.
Refer to the “Consolidation Results of Operations”, “Results of Operations”, “Liquidity and Capital Resources” and “Non-GAAP Financial Measures” for information for the three months ended March 31, 2025.
Consolidated Results of Operations
A summary of the Company's consolidated financial and operating results for the three months ended March 31, 2025 and 2024 are presented below (in thousands):

	Three Months Ended March 31,
	2025	2024	Change (%)
Financial Results
Revenue	$316,618	$230,234	37.5%
Cost of sales (1)	$136,641	$125,901	8.5%
Depreciation, depletion, and amortization	$30,613	$38,398	(20.3)%
General and administrative expenses	$23,894	$12,861	85.8%
Exploration and evaluation	$6,865	$10,231	(32.9)%
Reclamation and remediation costs	$4,320	$275,318	(98.4)%
Impairment charges of long-lived and other assets	$—	$114,230	(100.0)%
Care and maintenance	$35,795	$14,409	148.4%
Other operating expenses (income), net	$11,598	$15,310	(24.2)%
Operating income (loss)	$66,892	$(376,424)	117.8%
Net income (loss)	$54,446	$(358,162)	115.2%
Net income (loss) attributable to SSR Mining shareholders	$58,781	$(287,082)	120.5%
Basic net income (loss) per share attributable to SSR Mining shareholders	$0.29	$(1.42)	120.4%
Diluted net income (loss) per share attributable to SSR Mining shareholders	$0.28	$(1.42)	119.7%
Adjusted attributable net income (loss) (2)	$61,573	$22,510	173.5%
Adjusted basic attributable net income (loss) per share (2)	$0.30	$0.11	172.7%
Adjusted diluted attributable net income (loss) per share (2)	$0.29	$0.11	163.6%

Operating Results
Gold produced (oz)	75,869	80,280	(5.5)%
Gold sold (oz)	77,708	89,279	(13.0)%
Silver produced ('000 oz)	2,505	1,915	30.8%
Silver sold ('000 oz)	2,374	1,659	43.1%
Lead produced ('000 lb) (3)	11,489	9,998	14.9%
Lead sold ('000 lb) (3)	12,053	8,666	39.1%
Zinc produced ('000 lb) (3)	758	1,217	(37.7)%
Zinc sold ('000 lb) (3)	262	510	(48.6)%

Gold equivalent produced (oz) (4)	103,805	101,873	1.9%
Gold equivalent sold (oz) (4)	104,185	107,983	(3.5)%

Average realized gold price ($/oz sold)	$2,935	$2,061	42.4%
Average realized silver price ($/oz sold)	$32.47	$22.18	46.4%

Cost of sales per gold equivalent ounce sold (1, 4)	$1,312	$1,166	12.5%
Cash cost per gold equivalent ounce sold (2, 4)	$1,206	$1,097	9.9%
AISC per gold equivalent ounce sold (2, 4)	$1,972	$1,569	25.7%
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

Revenue
For the three months ended March 31, 2025, revenue increased by $86.4 million, or 37.5%, to $316.6 million as compared to $230.2 million for the three months ended March 31, 2024. The increase was mainly due to a 42.4% increase in average realized gold price, or $67.9 million, and 46.4% increase in realized silver price, or $24.4 million, and a 43.1% increase in silver ounces sold, or $15.9 million, partially offset by a 13.0% decrease in gold ounces sold, or $23.8 million. The decrease in gold ounces sold was primarily related to no gold ounces sold or produced by Çöpler during the three months ended March 31, 2025 as a result of the Çöpler Incident, partially offset by the ounces sold by CC&V, which was acquired on February 28, 2025. For a complete discussion of revenue by segment, refer to the Results of Operations below.
Cost of sales
Cost of sales increased by $10.7 million, or 8.5%, to $136.6 million for the three months ended March 31, 2025 as compared to $125.9 million for the three months ended March 31, 2024. The increase was mainly due to the acquisition of CC&V and higher costs of sales at Marigold and Puna due to more ounces sold, partially offset by a decrease in cost of sales at Çöpler due to the suspension of operations following the Çöpler Incident. For a complete discussion of cost of sales by segment, refer to the Results of Operations below.
Depreciation, depletion, and amortization

	Three Months Ended March 31,
	2025	2024	Change (%)
Depreciation, depletion, and amortization ($000s)	$30,613	$38,398	(20.3)%
Gold equivalent ounces sold	104,185	107,983	(3.5)%
Depreciation, depletion, and amortization per gold equivalent ounce sold	$294	$356	(17.4)%
Depreciation, depletion, and amortization (“DD&A”) expense decreased by $7.8 million, or 20.3%, to $30.6 million for the three months ended March 31, 2025 as compared to $38.4 million for the three months ended March 31, 2024, primarily due to the suspension of operations at Çöpler following the Çöpler Incident.
General and administrative expense
General and administrative expense for the three months ended March 31, 2025 was $23.9 million as compared to $12.9 million for the three months ended March 31, 2024. General and administrative expense increased mainly due to share based compensation expense of $9.4 million for the three months ended March 31, 2025 as compared to $4.1 million of benefit from share based compensation for the three months ended March 31, 2024, which was a result of higher share prices in 2025.
Exploration and evaluation costs
Exploration and evaluation costs for the three months ended March 31, 2025 were $6.9 million compared to $10.2 million for three months ended March 31, 2024. Exploration and evaluation costs were lower due to reduced drilling activity during 2025 as compared to 2024. Evaluation costs were primarily related to the Porky Project at Seabee. Exploration expenditures were focused on winter drilling activities at the Porky and Amisk Projects in Canada.
Reclamation and remediation costs
Reclamation and remediation costs for the three months ended March 31, 2025 were $4.3 million as compared to $275.3 million for the three months ended March 31, 2024. Reclamation and remediation costs decreased by $271.0 million mainly due to reclamation and remediation costs related to the Çöpler Incident in the first quarter of 2024.
Care and maintenance
Care and maintenance costs for the three months ended March 31, 2025 were $35.8 million as compared to $14.4 million for the three months ended March 31, 2024. Care and maintenance expense increased by $21.4 million primarily due to a full quarter of care and maintenance costs during 2025 as compared to the partial quarter in 2024 following the Çöpler Incident. Care and maintenance expense incurred during the three months ended March 31, 2025 and 2024 represent direct costs not associated with environmental reclamation and remediation costs of $20.6 million and $7.7 million, respectively, and depreciation of $15.2 million and $6.7 million, respectively, during the suspension of operations at Çöpler.

Impairment charges of long-lived and other assets
Impairment charges for the three months ended March 31, 2025 were nil compared to $114.2 million for the three months ended March 31, 2024. Impairment charges of long-lived and other assets for the three months ended March 31, 2024 were due to non-cash impairment charges of $114.2 million of heap leach pad inventory and related heap leach facilities due to the decommissioning of the heap leach as the result of the Çöpler Incident.
Other operating expense (income), net
Other operating expense (income), net for the three months ended March 31, 2025 was $11.6 million as compared to $15.3 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, other operating expenses were primarily comprised of $6.8 million of CC&V transaction and integration costs, $1.6 million of change in fair value of contingent consideration, $1.6 million of contingencies and expenses as a result of the Çöpler Incident, and $1.3 million of other taxes. For the three months ended March 31, 2024, other operating expenses were related to estimated contingencies that were accrued as a result of the Çöpler Incident.
Interest expense
Interest expense for the three months ended March 31, 2025 was $3.4 million as compared to $4.7 million for the three months ended March 31, 2024. The decreases were primarily due to lower interest expense incurred on a finance lease.
Other income (expense)
Other income (expense) for the three months ended March 31, 2025 was $6.3 million as compared to $3.8 million for the three months ended March 31, 2024. The changes were primarily due to an increase in gain on investments and marketable securities sales of $4.0 million and a change in fair value of marketable securities of $1.2 million, partially offset by a decrease in interest income of $3.3 million as a result of lower cash balances.
Foreign exchange gain (loss)
Foreign exchange loss for the three months ended March 31, 2025 was $6.1 million as compared to a loss of $0.9 million for the three months ended March 31, 2024. During the three months ended March 31, 2025, the foreign exchange loss was mainly due to the weakening of the ARS against the USD and its impact on ARS-denominated assets.
Income and mining tax benefit (expense)
Income and mining tax expense for the three months ended March 31, 2025 was $9.1 million as compared to a benefit of $20.2 million for the three months ended March 31, 2024. The change in income tax expense was primarily as a result of an increase in year-to-date operating income compared to 2024 partially offset by changes in the valuation allowance.

The Organisation for Economic Co-operation and Development (OECD) has issued the Global Anti-Base Erosion Model Rules (“Pillar Two”), which generally require multinational organizations to maintain a minimum effective corporate tax rate of 15% in each jurisdiction where they operate. These rules went into effect in 2024. The Company has limited exposure to Pillar Two taxes, as most of its jurisdictions have effective tax rates above 15%. However, the Company may have exposure to taxes under Pillar Two in the range of $0 to $10 million for the 2025 year.

Results of Operations
Çöpler, Türkiye

	Three Months Ended March 31,
Operating Data	2025 (1)		2024	Change (%)
Gold produced (oz)		—	21,827	(100.0)%
Gold sold (oz)		—	23,960	(100.0)%
Average realized gold price ($/oz sold)		$—	$2,013	(100.0)%

Ore mined (kt)		—	266	(100.0)%
Waste removed (kt)		—	3,571	(100.0)%
Total material mined (kt)		—	3,837	(100.0)%

Ore milled (kt)		—	343	(100.0)%
Gold mill feed grade (g/t)		—	2.39	(100.0)%
Gold recovery (%)		—	78.9	(100.0)%

Ore stacked (kt)		—	184	(100.0)%
Gold grade stacked (g/t)		—	1.17	(100.0)%

Cost of sales (2)		$—	$24,423	(100.0)%
Cost of sales ($/oz gold sold) (2)	$	N/A	$1,019	—%
Cash costs ($/oz gold sold) (3)	$	N/A	$1,020	—%
AISC ($/oz gold sold) (3)	$	N/A	$1,573	—%
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
Three months ended March 31, 2025 compared to three months ended March 31, 2024
Operations remained suspended following the Çöpler Incident. Care and maintenance expense of $35.8 million was recorded which represents direct costs not associated with the environmental reclamation and remediation costs and depreciation.

Marigold, USA

	Three Months Ended March 31,
Operating Data	2025	2024	Change (%)
Gold produced (oz)	38,586	34,680	11.3%
Gold sold (oz)	40,408	36,869	9.6%
Average realized gold price ($/oz sold)	$2,899	$2,074	39.8%

Ore mined (kt)	5,356	5,721	(6.4)%
Waste removed (kt)	20,455	20,587	(0.6)%
Total material mined (kt)	25,811	26,309	(1.9)%

Ore stacked (kt)	5,356	5,721	(6.4)%
Gold grade stacked (g/t)	0.33	0.13	153.8%

Cost of sales (1)	$58,726	$49,071	19.7%
Cost of sales ($/oz gold sold) (1)	$1,453	$1,331	9.2%
Cash costs ($/oz gold sold) (2)	$1,454	$1,333	9.1%
AISC ($/oz gold sold) (2)	$1,765	$1,430	23.4%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Marigold. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Three months ended March 31, 2025 compared to three months ended March 31, 2024
Gold production increased 11.3% due to higher grade ore stacked. Revenue increased by $40.5 million, or 52.8%, of which $33.3 million was a result of higher average realized gold price and $7.2 million was the result of more gold ounces sold. Cost of sales increased by $9.7 million, or 19.7%, due to more gold ounces sold and higher mining costs as a result of increased higher royalty expense due to higher gold prices maintenance costs. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 9.2% and 9.1%, respectively, due to the higher mining costs discussed above, partially offset by more gold ounces sold. AISC per ounce of gold sold increased 23.4% as a result of higher cash costs and sustaining capital expenditures.

Cripple Creek & Victor, USA

Three Months Ended March 31,
Operating Data (1)	2025
Gold produced (oz)	11,282
Gold sold (oz)	11,300
Average realized gold price ($/oz sold)	$3,067

Ore mined (kt)	1,824
Waste removed (kt)	1,571
Total material mined (kt)	3,395

Ore stacked (kt)	1,859
Gold grade stacked (g/t)	0.36

Cost of sales (2)	$17,966
Cost of sales ($/oz gold sold) (2)	$1,590
Cash costs ($/oz gold sold) (3)	$1,571
AISC ($/oz gold sold) (3)	$1,774
(1)The operating data presented represents the period from February 28, 2025 to March 31, 2025, the period for which the Company was entitled to the economic benefits of CC&V following the acquisition.
(2)Excludes depreciation, depletion, and amortization.
(3)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at CC&V. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Period Beginning February 28, 2025 to March 31, 2025
The Company acquired CC&V on February 28, 2025 and thus there were no historical results reported for the three months ended March 31, 2024. See Note 3 of the Condensed Consolidated Financial Statements for additional details related to the CC&V acquisition.

Seabee, Canada

	Three Months Ended March 31,
Operating Data	2025	2024	Change (%)
Gold produced (oz)	26,001	23,773	9.4%
Gold sold (oz)	26,000	28,450	(8.6)%
Average realized gold price ($/oz sold)	$2,934	$2,070	41.7%

Ore mined (kt)	82	104	(21.2)%

Ore milled (kt)	90	115	(21.7)%
Gold mill feed grade (g/t)	9.00	6.51	38.2%
Gold recovery (%)	97.3	96.4	0.9%

Cost of sales (1)	$23,130	$24,433	(5.3)%
Cost of sales ($/oz gold sold) (1)	$890	$859	3.6%
Cash costs ($/oz gold sold) (2)	$890	$859	3.6%
AISC ($/oz gold sold) (2)	$1,374	$1,416	(3.0)%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Seabee. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Three months ended March 31, 2025 compared to three months ended March 31, 2024
Gold production increased 9.4% as a result of higher gold mill feed grade and gold recovery rates. Revenue increased by $17.2 million, or 29.0%, of which $22.5 million was a result of higher average realized gold price, partially offset by $5.3 million as a result of fewer gold ounces sold. In the first quarter of 2024, gold sold exceeded gold production due to the timing of sales of finished goods inventory. Cost of sales decreased by $1.3 million, or 5.3%, as a result of fewer gold ounces sold. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased by 3.6% and 3.6%, respectively, due to higher milling costs. AISC per ounce of gold sold decreased 3.0% due to lower sustaining capital expenditures as a result of drills and bolters acquired in 2024.

Puna, Argentina

	Three Months Ended March 31,
Operating Data	2025	2024	Change (%)
Silver produced ('000 oz)	2,505	1,915	30.8%
Silver sold ('000 oz)	2,374	1,659	43.1%
Lead produced ('000 lb)	11,489	9,998	14.9%
Lead sold ('000 lb)	12,053	8,666	39.1%
Zinc produced ('000 lb)	758	1,217	(37.7)%
Zinc sold ('000 lb)	262	510	(48.6)%
Gold equivalent sold (oz) (1)	26,477	18,704	41.6%
Average realized silver price ($/oz)	$32.47	$22.18	46.4%

Ore mined (kt)	627	263	138.4%
Waste removed (kt)	1,089	1,510	(27.9)%
Total material mined (kt)	1,716	1,773	(3.2)%

Ore milled (kt)	454	417	8.9%
Silver mill feed grade (g/t)	177.79	148.51	19.7%
Lead mill feed grade (%)	1.21	1.16	4.3%
Zinc mill feed grade (%)	0.19	0.27	(29.6)%
Silver recovery (%)	96.6	96.2	0.4%
Lead recovery (%)	94.5	93.9	0.6%
Zinc recovery (%)	39.6	49.2	(19.5)%

Cost of sales (2)	$36,819	$27,974	31.6%
Cost of sales ($/oz silver sold) (2)	$15.51	$16.87	(8.1)%
Cost of sales ($/oz gold equivalent sold) (1, 2)	$1,391	$1,496	(7.0)%
Cash costs ($/oz silver sold) (3)	$10.97	$12.29	(10.7)%
Cash costs ($/oz gold equivalent sold) (1, 3)	$983	$1,090	(9.8)%
AISC ($/oz silver sold) (3)	$13.16	$15.61	(15.7)%
AISC ($/oz gold equivalent sold) (1, 3)	$1,180	$1,385	(14.8)%
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
Three months ended March 31, 2025 compared to three months ended March 31, 2024
Silver production increased 30.8% due to higher silver mill feed grade and more ore tonnes milled. Revenue increased by $42.4 million, or 92.5%, of which $24.4 million was the result of higher average realized silver price and $19.1 million as a result of higher volume of silver and lead concentrate sold, partially offset by $0.8 million as a result of lower average realized lead price and $0.3 million decrease as a result of lower zinc concentrate sold. Cost of sales increased by $8.8 million, or 31.6%, as a result of higher ore tonnes mined and silver ounces sold. Cost of sales per ounce of silver sold and cash costs per ounce of silver sold decreased by 8.1% and 10.7%, respectively, due to fewer waste tonnes mined and higher silver grade. AISC per ounce of silver sold decreased 15.7% due to higher silver mill feed grade and lower sustaining capital expenditures.

Liquidity and Capital Resources
The Company analyzes its liquidity position, taking into consideration its available cash and cash equivalents; expected revenues and operating and capital expenditures; potential penalties and fines, restitution, and legal obligations; estimates of reclamation and remediation related costs; and care and maintenance expenditures at Çöpler over the next twelve months. As of March 31, 2025, the Company had $319.6 million of cash and cash equivalents, and the Company has no borrowings outstanding on the Second Amended Credit Agreement at this time. Each of the Company’s mines operates independently and are not dependent on cash flows or operational synergies. Based on this analysis, the Company believes that its current liquidity position is sufficient to sustain the operational needs of the Company for the next twelve months without needing to borrow under its Second Amended Credit Agreement. The Company may still elect to borrow under the Second Amended Credit Agreement or seek alternate sources of capital for any liquidity needs. All debts, liabilities and obligations under the Second Amended Credit Agreement are guaranteed by the Company’s material subsidiaries and secured by certain of the Company’s assets and material subsidiaries and pledges of the securities of the Company’s material subsidiaries, but does not include the Çöpler assets and subsidiaries and other Alacer entities.
To borrow under the Second Amended Credit Agreement, the Company will be required to satisfy certain financial ratios related to interest coverage and net leverage and make certain representations and warranties on a quarterly basis, including assessing financial ratios over a twelve-month period. Subject to the timing of any borrowings we may make under the Second Amended Credit Agreement, if any, we may be required to seek an amendment from the lenders to permit borrowings if we cannot meet the financial ratios or other requirements due to lower cash flows resulting from the Çöpler Incident or otherwise. As of March 31, 2025, the Company was in compliance with its covenants.
The Company manages its liquidity risk through the planning, budgeting and forecasting process, which is reviewed and updated on a regular basis, to help determine the funding requirements to support its current operations, expansion and development plans, and by managing its capital structure.
Cash and Cash Equivalents
At March 31, 2025, the Company had $319.6 million of cash and cash equivalents, a decrease of $68.3 million from December 31, 2024. Refer to the Cash Flows section below for additional detail of the Company’s cash flow activities. The Company held $270.4 million of its cash and cash equivalents balance in USD. Additionally, the Company held cash and cash equivalents of $37.5 million, $9.9 million and $1.9 million in ARS, CAD and TRY, respectively.
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
Debt
As of March 31, 2025, there have been no material changes to the debt of the Company. Refer to Part II, Item 8, Note 20 in the Annual Report on Form 10-K for further details.
Cash Dividends
During the three months ended March 31, 2025, the Company declared no dividends.

Cash Flows
The following table summarizes the Company's cash flow activity for three months ended March 31:

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$84,805	$24,631
Cash used in investing activities	(154,250)	(36,778)
Cash provided by (used in) financing activities	2,675	(10,820)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,500)	(2,415)
Increase (decrease) in cash, cash equivalents and restricted cash	(68,270)	(25,382)
Cash, cash equivalents, and restricted cash, beginning of period	387,882	492,494
Cash, cash equivalents, and restricted cash, end of period	$319,612	$467,112
Cash provided by operating activities
For the three months ended March 31, 2025, cash provided by operating activities was $84.8 million compared to $24.6 million for the three months ended March 31, 2024. The change in cash provided by operating activities is mainly due to an increase in the average realized gold price of 42.4% and a decrease in expenditures for remediation related to the suspension of operations at Çöpler partially offset by a 13.0% decrease in gold ounces sold and an unfavorable working capital change.
Cash used in investing activities
For the three months ended March 31, 2025, cash used in investing activities was $154.3 million compared to $36.8 million for the three months ended March 31, 2024. The increase of $117.5 million of cash used in investing activities is mainly due to the $108.7 million used for the acquisition of CC&V and higher additions to mineral properties, plant and equipment of $11.5 million when compared to the three months ended March 31, 2024.
Cash provided by (used in) financing activities
For the three months ended March 31, 2025, cash provided by (used in) financing activities was $2.7 million compared to $(10.8) million for the three months ended March 31, 2024. The change in cash provided by (used in) financing activities was mainly due to a decrease in the purchases and cancellation of common shares in the amount of $9.8 million and an increase in proceeds from related party debt of $3.6 million when compared to the three months ended March 31, 2024.
Contractual Obligations
Except as discussed below, there have been no material changes in the Company’s contractual obligations since December 31, 2024 to the Condensed Consolidated Financial Statements.
During the three months ended March 31, 2025, the Company became liable for milestone-based payments totaling up to $175.0 million in connection with the acquisition of CC&V. Refer to Note 3 of the Condensed Consolidated Financial Statements for further details regarding the CC&V acquisition.
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
AISC includes total Cost of sales incurred at the Company’s mining operations, which forms the basis of cash costs. Additionally, the Company includes sustaining capital and lease related expenditures, sustaining mine-site exploration and evaluation costs, reclamation cost accretion and amortization, and general and administrative expenses. This measure seeks to reflect the ongoing cost of gold and silver production from current operations; therefore, growth capital is excluded. The Company determines sustaining capital to be capital expenditures that are necessary to maintain current production and execute the current mine plan. The Company determines growth capital to be those payments used to develop new operations or related to projects at existing operations where those projects will materially benefit the operation.
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

The following tables provide a reconciliation of cost of sales to cash costs and AISC:

	Three Months Ended March 31, 2025
(in thousands, unless otherwise noted)	Çöpler	Marigold	CC&V	Seabee	Puna	Corporate	Total
Cost of sales (GAAP) (1)	$—	$58,726	$17,966	$23,130	$36,819	$—	$136,641
By-product credits	—	(38)	(213)	(24)	(11,109)	—	(11,384)
Treatment and refining charges	—	66	5	43	326	—	440
Cash costs (non-GAAP)	—	58,754	17,758	23,149	26,036	—	125,697
Sustaining capital and lease related expenditures	2,253	11,669	1,011	11,748	1,954	—	28,635
Sustaining exploration and evaluation expense	—	227	—	—	—	—	227
Care and maintenance (2)	20,556	—	—	—	—	—	20,556
Reclamation cost accretion and amortization	423	672	1,279	833	3,258	—	6,465
General and administrative expense and stock-based compensation expense	—	—	—	—	—	23,894	23,894
Total AISC (non-GAAP)	$23,232	$71,322	$20,048	$35,730	$31,248	$23,894	$205,474

Gold sold (oz)	—	40,408	11,300	26,000	—	—	77,708
Silver sold (oz)	—	—	—	—	2,374,345	—	2,374,345
Gold equivalent sold (oz) (3)(4)	—	40,408	11,300	26,000	26,477	—	104,185

Cost of sales per gold equivalent ounce sold (1)(3)(4)	N/A	$1,453	$1,590	$890	$1,391	N/A	$1,312
Cash cost per gold ounce sold	N/A	$1,454	$1,571	$890	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	N/A	$10.97	N/A	N/A
Cash cost per gold equivalent ounce sold (3)(4)	N/A	$1,454	$1,571	$890	$983	N/A	$1,206
AISC per gold ounce sold	N/A	$1,765	$1,774	$1,374	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	N/A	$13.16	N/A	N/A
AISC per gold equivalent ounce sold (3)(4)	N/A	$1,765	$1,774	$1,374	$1,180	N/A	$1,972
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
(4)Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Three Months Ended March 31, 2024
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP) (1)	$24,423	$49,071	$24,433	$27,974	—	$125,901
By-product credits	(345)	(1)	(25)	(9,065)	—	(9,436)
Treatment and refining charges	351	73	35	1,482	—	1,941
Cash costs (non-GAAP)	24,429	49,143	24,443	20,391	—	118,406
Sustaining capital and lease related expenditures	5,088	2,305	14,905	3,359	—	25,657
Sustaining exploration and evaluation expense	—	354	—	—	—	354
Care and maintenance(2)	7,678	—	—	—	—	7,678
Reclamation cost accretion and amortization	485	935	927	2,148	—	4,495
General and administrative expense and stock-based compensation expense	—	—	—	—	12,861	12,861
Total AISC (non-GAAP)	$37,680	$52,737	$40,275	$25,898	$12,861	$169,451

Gold sold (oz)	23,960	36,869	28,450	—	—	89,279
Silver sold (oz)	—	—	—	1,658,621	—	1,658,621
Gold equivalent sold (oz) (3)(4)	23,960	36,869	28,450	18,704	—	107,983

Cost of sales per gold equivalent ounce sold (1)(3)(4)	$1,019	$1,331	$859	$1,496	N/A	$1,166
Cash cost per gold ounce sold	$1,020	$1,333	$859	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$12.29	N/A	N/A
Cash cost per gold equivalent ounce sold (3)(4)	$1,020	$1,333	$859	$1,090	N/A	$1,097
AISC per gold ounce sold	$1,573	$1,430	$1,416	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$15.61	N/A	N/A
AISC per gold equivalent ounce sold (3)(4)	$1,573	$1,430	$1,416	$1,385	N/A	$1,569
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
The following table provides a reconciliation of Net income (loss) attributable to SSR Mining shareholders to adjusted net income (loss) attributable to SSR Mining shareholders:

	Three Months Ended March 31,
(in thousands, except per share)	2025	2024
Net income (loss) attributable to SSR Mining shareholders (GAAP)	$58,781	$(287,082)
Interest saving on 2019 Notes, net of tax	1,232	—
Net income (loss) used in the calculation of diluted net income per share	$60,013	$(287,082)

Weighted-average shares used in the calculation of net income (loss) per share
Basic	202,420	202,355
Diluted	216,546	202,355

Net income (loss) per share attributable to SSR Mining shareholders (GAAP)
Basic	$0.29	$(1.42)
Diluted	$0.28	$(1.42)

Adjustments:
CC&V transaction and integration costs	6,795	—
Effects of the Çöpler Incident (1)	1,251	321,954
Change in fair value of marketable securities	(1,656)	(2,817)
Income tax impact related to above adjustments	(903)	448
Inflationary impacts on tax balances	(2,695)	(9,993)
Adjusted net income (loss) attributable to SSR Mining shareholders (Non-GAAP)	$61,573	$22,510

Adjusted net income (loss) per share attributable to SSR Mining shareholders (Non-GAAP)
Basic	$0.30	$0.11
Diluted (2)	$0.29	$0.11
(1)For the three months ended March 31, 2025, the effects of the Çöpler Incident represent contingencies and expenses of $1.3 million (presented net of pre-tax attributable non-controlling interest of $0.3 million). For the three months ended March 31, 2024, the effects of the Çöpler Incident represent (1) reclamation costs of $9.0 million and remediation costs of $209.3 million (amounts are presented net of pre-tax attributable to non-controlling interest of $50.1 million); (2) impairment charges of $91.4 million related to plans to permanently close the heap leach pad (amount is presented net of pre-tax attributable to non-controlling interest of $22.8 million); and (3) contingencies and expenses of $12.3 million (amount is presented net of pre-tax attributable to non-controlling interest of $3.0 million).
(2)Adjusted net income (loss) per diluted share attributable to SSR Mining shareholders is calculated using diluted common shares, which are calculated in accordance with GAAP. For the three months ended March 31, 2024, $1.2 million interest saving on 2019 Notes, net of tax, and potentially dilutive shares of approximately 12.9 million were excluded from the computation of diluted loss per common share attributable to SSR Mining shareholders in the Condensed Consolidated Statement of Operations as they were antidilutive. These interest savings and shares were excluded in the computation of adjusted net income (loss) per diluted share attributable to SSR Mining shareholders for the three months ended March 31, 2024 as they were antidilutive.

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
The following is a reconciliation of Net income (loss) attributable to SSR Mining shareholders to EBITDA and adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income (loss) attributable to SSR Mining shareholders (GAAP)	$58,781	$(287,082)
Net income (loss) attributable to non-controlling interests	(4,335)	(71,080)
Depletion, depreciation and amortization	30,613	38,398
Interest expense	3,369	4,655
Income and mining tax expense (benefit)	9,138	(20,237)
EBITDA (non-GAAP)	97,566	(335,346)
CC&V transaction and integration costs	6,795	—
Effects of the Çöpler Incident (1)	1,564	402,443
Change in fair value of marketable securities	(1,656)	(2,817)
Adjusted EBITDA (non-GAAP)	$104,269	$64,280
(1)For the three months ended March 31, 2025, the effects of the Çöpler Incident represent contingencies and expenses of $1.6 million. For the three months ended March 31, 2024 they represent (1) reclamation costs of $11.2 million and remediation costs of $261.7 million; (2) impairment charges of $114.2 million related to plans to permanently close the heap leach pad; and (3) contingencies and expenses of $15.3 million.

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
The following table provides a reconciliation of Cash provided by operating activities to free cash flow:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash provided by operating activities (GAAP)	$84,805	$24,631
Expenditures on mineral properties, plant and equipment	(45,507)	(34,035)
Free cash flow (non-GAAP)	$39,298	$(9,404)
Critical Accounting Estimates
This MD&A is based on the Company's unaudited condensed consolidated financial statements, which have been prepared in conformity with US GAAP. The preparation of these statements requires that the Company makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases these estimates on historical experience and on assumptions that the Company considers reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. Refer to the Company’s Management’s Discussion and Analysis of Critical Accounting Estimates included in Part II of Form 10-K. There have been no changes to our critical accounting policies from those disclosed on our Form 10-K, except as noted below.
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
If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date. Changes in fair value of contingent consideration resulting from events after the acquisition date are recognized as follows: (1) if the contingent consideration is classified as a liability, the changes in fair value and accretion costs are recognized in earnings, or (2) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity. The increases or decreases in the fair value of contingent consideration can result from a change in the timing of the contingent event and changes in assumed discount periods and rates.

New Accounting Pronouncements
For a discussion of Recently Issued Accounting Pronouncements, see Note 2 of the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks during the three month period ended March 31, 2025.
For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7A of the Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Management assessed the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon its assessment, Management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
In February 2025, the Company completed the acquisition of CC&V. The Company is in the process of integrating CC&V into its systems and control environment as of March 31, 2025. The Company believes it has taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. Other than the impact of this business acquisition, there were no significant changes in the Company's internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Additionally, two putative securities class actions, Glenna Padley v. SSR Mining Inc., et. al. (the “Padley Action”) and Abdurrazag Mutat v. SSR Mining Inc., et al. (the “Mutat Action”), were filed on March 27, 2024 and April 23, 2024, respectively, in the Supreme Court of British Columbia (the “BC Actions”). Two additional putative securities class actions, Chao Liang v. SSR Mining Inc., et. al. (the “Liang Action”) and Michael Jones v. SSR Mining., et. al. (the “Jones Action”), were filed on April 5, 2024 and May 1, 2024, respectively, in the Ontario Superior Court of Justice (the “Ontario Actions” and together with the BC Actions, the “Canadian Securities Actions”). The Canadian Securities Actions assert claims for alleged misrepresentations by the Defendants at common law and in contravention of applicable Provincial securities law disclosure obligations. On August 9, 2024, carriage of the proposed Ontario Actions was granted to the Liang Action, and on April 11, 2025, carriage of the proposed BC Actions was granted to the Padley Action. The Jones Action and Mutat Action are stayed as of such decisions.
The Consolidated US Securities Action and Canadian Securities Actions seek unspecified compensatory damages on behalf of the putative class members. The Company, along with the Individual Defendants, are defending themselves against these claims.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item IA., “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The risks described in the Annual Report and herein are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that is deemed to be immaterial may also materially adversely affect the business, financial condition, cash flows and/or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the quarter ended March 31, 2025.
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

SSR MINING INC. Registrant
Date: May 6, 2025	/s/ Michael J. Sparks
Name: Michael J. Sparks Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2025	/s/ Russell Farnsworth
Name: Russell Farnsworth Title: Vice President, Controller (Principal Accounting Officer)