Form 10-Q
period 2025-06-30
SSR MINING INC.
filed 2025-08-05
CIK 921638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
  ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes    ☒ No
There were 202,780,234 common shares outstanding on July 31, 2025.

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
Forward-looking statements include, without limitation, the types of statements listed under the heading “Forward-Looking Statements” in Part I, Item 1. Business of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 18, 2025 (“Form 10-K”).
The forward-looking information and statements in this report are based on a number of material factors and assumptions, including, but not limited to the factors discussed in the Form 10-K and in our previously filed Quarterly Reports on Form 10-Q, including those discussed in the “Business,” “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections. Such factors are not exhaustive of the factors that may affect any of the Company’s forward-looking statements and information, and such statements and information will not be updated to reflect events or circumstances arising after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SSR Mining Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$405,455	$184,841	$722,073	$415,075
Operating costs and expenses:
Cost of sales (1)	162,948	96,582	299,589	222,483
Depreciation, depletion, and amortization	26,237	23,011	56,850	61,409
General and administrative expense	26,634	13,452	50,529	26,313
Exploration and evaluation	6,803	11,255	13,668	21,486
Reclamation and remediation costs	69,850	2,414	74,170	277,732
Impairment charges of long-lived and other assets	—	—	—	114,230
Care and maintenance	37,727	30,556	73,522	44,965
Other operating expense (income), net	(33,629)	(3,149)	(22,031)	12,161
Operating income (loss)	108,885	10,720	175,776	(365,704)
Other income (expense):
Interest expense	(4,227)	(2,105)	(7,596)	(6,760)
Other income (expense)	6,207	4,968	12,530	8,735
Foreign exchange gain (loss)	(10,193)	876	(16,245)	(37)
Total other income (expense)	(8,213)	3,739	(11,311)	1,938
Income (loss) before income and mining taxes	100,672	14,459	164,465	(363,766)
Income and mining tax benefit (expense)	(20,233)	(11,727)	(29,371)	8,510
Equity income (loss) of affiliates	(77)	(268)	(286)	(442)
Net income (loss)	80,362	2,464	134,808	(355,698)
Net loss (income) attributable to non-controlling interest	9,713	7,229	14,048	78,309
Net income (loss) attributable to SSR Mining shareholders	$90,075	$9,693	$148,856	$(277,389)

Weighted average common shares
Basic	202,774	202,133	202,598	202,244
Diluted	216,989	202,407	216,691	202,244

Net income (loss) per share attributable to SSR Mining shareholders
Basic	$0.44	$0.05	$0.73	$(1.37)
Diluted	$0.42	$0.05	$0.70	$(1.37)
(1) Excludes depreciation, depletion, and amortization.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income (loss)	$134,808	$(355,698)
Adjustments for:
Depreciation, depletion, and amortization	56,850	61,409
Reclamation and remediation costs	74,170	277,732
Payments for reclamation and remediation liabilities	(12,684)	(77,873)
Deferred income taxes	(19,902)	(26,511)
Stock-based compensation	17,062	(2,974)
Change in fair value of marketable securities	(3,721)	(6,419)
Loss (gain) on sale and disposal of assets, net	755	(5,599)
Impairment charges of long-lived and other assets	—	114,230
Loss (gain) on foreign exchange	15,290	6,499
Non-cash care and maintenance	30,930	20,003
Other operating activities	7,412	4,163
Net change in operating assets and liabilities	(58,324)	(62,463)
Net cash provided by (used in) operating activities	242,646	(53,501)

Investing activities
Additions to mineral properties, plant and equipment	(104,962)	(72,211)
Acquisitions, net	(108,736)	—
Purchases of marketable securities	(51,681)	(9,626)
Net proceeds from sale of marketable securities	41,971	8,747
Proceeds from sale of mineral properties, plant and equipment	—	4,853
Other investing activities	655	(225)
Net cash used in investing activities	(222,753)	(68,462)

Financing activities
Repayment of debt, principal	—	(920)
Proceeds from the issuance of debt, related party	12,900	3,415
Repurchase of common shares	—	(9,825)
Principal payments on finance leases	(2,369)	(2,002)
Net cash provided by (used in) financing activities	10,531	(9,332)
Effect of foreign exchange rate changes on cash and cash equivalents	(6,202)	(2,791)
Net increase (decrease) in cash, cash equivalents, and restricted cash	24,222	(134,086)
Cash, cash equivalents, and restricted cash beginning of period	387,882	492,494
Cash, cash equivalents, and restricted cash end of period	$412,104	$358,408

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$412,104	$358,307
Restricted cash	—	101
Total cash, cash equivalents, and restricted cash	$412,104	$358,408
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$412,104	$387,882
Marketable securities	26,389	29,465
Trade and other receivables	117,054	124,438
Inventories	568,743	464,074
Prepaids and other current assets	23,100	23,175
Total current assets	1,147,390	1,029,034

Mineral properties, plant and equipment, net	4,100,112	3,782,867
Inventories	459,949	291,212
Deferred income tax assets	5,578	7,602
Other non-current assets	82,848	78,305
Total assets (1)	$5,795,877	$5,189,020

LIABILITIES
Accounts payable	$37,249	$30,538
Accrued liabilities and other	166,254	139,381
Reclamation and remediation liabilities	32,336	33,166
Finance lease liabilities	4,901	4,792
Current portion of debt	229,092	—
Current portion of debt, related party	11,000	11,000
Total current liabilities	480,832	218,877

Debt	—	228,572
Debt, related party	30,689	17,789
Finance lease liabilities	78,887	81,373
Reclamation and remediation liabilities	595,908	312,671
Deferred income tax liabilities	325,051	327,277
Contingent consideration liabilities	169,626	29,642
Other non-current liabilities	29,273	25,958
Total liabilities (1)	1,710,266	1,242,159

EQUITY
Common shares – unlimited authorized common shares with no par value; 202,780 and 202,369 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2,997,620	2,993,678
Retained earnings	262,221	113,365
SSR Mining’s shareholders’ equity	3,259,841	3,107,043
Non-controlling interest	825,770	839,818
Total equity	4,085,611	3,946,861
Total liabilities and equity	$5,795,877	$5,189,020

SSR Mining Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)
(1) The consolidated assets as of June 30, 2025 and December 31, 2024 include $3,426.6 million and $3,426.1 million, respectively, of assets of variable interest entities (“VIEs”) that can only be used to settle the obligations of the VIEs. As of June 30, 2025 and December 31, 2024, the assets include Cash and cash equivalents of $17.0 million and $17.5 million, respectively; Trade and other receivables of $3.7 million and $2.6 million, respectively; Inventories, current of $58.5 million and $59.2 million, respectively; Prepaids and other current assets of $11.4 million and $3.7 million, respectively; Mineral properties, plant and equipment, net of $3,087.4 million and $3,089.5 million, respectively; Inventories, non-current of $245.3 million and $246.5 million, respectively; and Other non-current assets of $3.3 million and $7.2 million, respectively. The consolidated liabilities as of June 30, 2025 and December 31, 2024 include $563.2 million and $538.4 million, respectively, of liabilities of VIEs whose creditors have no recourse to the Company. As of June 30, 2025 and December 31, 2024, the liabilities include Accounts payable of $8.4 million and $8.5 million, respectively; Accrued liabilities and other of $26.2 million and $23.5 million, respectively; Reclamation and remediation liabilities, current of $21.2 million and $33.1 million, respectively; Finance lease liabilities, non-current of $78.9 million and $81.4 million, respectively; Reclamation and remediation liabilities, non-current of $219.9 million and $155.0 million, respectively; Deferred income tax liabilities of $175.2 million and $197.7 million, respectively; and Other non-current liabilities of $33.4 million and $39.4 million, respectively.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Common shares
	Number of shares	Amount	Retained earnings	Total equity attributable to SSR Mining shareholders	Non-controlling interest	Total equity
Balance as of December 31, 2024	202,369	$2,993,678	$113,365	$3,107,043	$839,818	$3,946,861
Settlement of restricted share units (RSUs)	169	—	—	—	—	—
Equity-settled stock-based compensation	—	2,301	—	2,301	—	2,301
Net income (loss)	—	—	58,781	58,781	(4,335)	54,446
Balance as of March 31, 2025	202,538	$2,995,979	$172,146	$3,168,125	$835,483	$4,003,608
Settlement of RSUs	242	—	—	—	—	—
Equity-settled stock-based compensation	—	1,641	—	1,641	—	1,641
Net income (loss)	—	—	90,075	90,075	(9,713)	80,362
Balance as of June 30, 2025	202,780	$2,997,620	$262,221	$3,259,841	$825,770	$4,085,611

	Common shares
	Number of shares	Amount	Retained earnings	Total equity attributable to SSR Mining shareholders	Non-controlling interest	Total equity
Balance as of December 31, 2023	202,952	$3,005,015	$368,065	$3,373,080	$931,123	$4,304,203
Repurchase of common shares	(1,117)	(16,402)	6,577	(9,825)	—	(9,825)
Settlement of restricted share units (RSUs)	255	—	—	—	—	—
Equity-settled stock-based compensation	—	2,612	—	2,612	—	2,612
Net income (loss)	—	—	(287,082)	(287,082)	(71,080)	(358,162)
Balance as of March 31, 2024	202,090	$2,991,225	$87,560	$3,078,785	$860,043	$3,938,828
Settlement of RSUs	6	—	—	—	—	—
Equity-settled stock-based compensation	—	(150)	—	(150)	—	(150)
Net income (loss)	—	—	9,693	9,693	(7,229)	2,464
Balance as of June 30, 2024	202,096	$2,991,075	$97,253	$3,088,328	$852,814	$3,941,142
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
SSR Mining is incorporated under the laws of the Province of British Columbia, Canada. The Company's common shares are listed on the Toronto Stock Exchange (“TSX”) in Canada and the Nasdaq Global Select Market (“Nasdaq”) in the U.S. under the symbol “SSRM”. SSR Mining voluntarily delisted from the Australian Securities Exchange (“ASX”) in Australia under the symbol “SSR”, effective April 8, 2025.
During the second quarter of 2025, the Company temporarily suspended operations at Seabee for approximately two weeks due to power interruptions caused by forest fires to the north of the mine. The Company resumed operations on June 13, 2025 with no damage to the Company’s property.
On February 13, 2024, the Company suspended all operations at Çöpler as a result of a significant slip on the heap leach pad (the “Çöpler Incident”). The Company is not, at this time, able to estimate or predict when and under what conditions it will resume operations at Çöpler. Refer to Note 3 to the audited consolidated financial statements in the Company’s 2024 Annual Report on Form 10-K for further information on the Çöpler Incident.
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
Insurance Recoveries
Business interruption insurance proceeds are specifically insurance proceeds to recover lost revenues due to a qualifying event as determined by the insurance policy. The Company records business interruption insurance proceeds once the insurance provider acknowledges that the claim is covered and agrees in writing to the amount to be paid for the claim. For the six months ended June 30, 2025, the Company recorded business interruption insurance proceeds to Other operating expense (income), net in the Condensed Consolidated Statements of Operations and are reflected as operating cash flows in the Condensed Consolidated Statements of Cash Flows.
Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) in the United States. Therefore, this information should be read in conjunction with SSR Mining Inc.’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 18, 2025. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. The results for the three and six month periods ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”).” ASU 2024-03 provides guidance requiring that public business entities to disclose additional information about specific expense categories in the notes to financial statements. The new standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The ASU 2024-03 should be applied either (1)

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
prospectively to financial statements issued for reporting periods after the effective date, or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the new standard on the consolidated financial statements.
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
3.ACQUISITIONS AND DIVESTITURES
Acquisitions
Acquisition of Cripple Creek and Victor Gold Mine

On February 28, 2025 (“Acquisition Date”), the Company acquired all of the issued and outstanding common shares of CC&V from Newmont Corporation (“Newmont”) in an all-cash deal for $100.0 million in upfront consideration and up to $175.0 million in additional milestone-based payments. The transaction is expected to increase the Company’s scale, free cash flow and portfolio diversification.
The milestone-based payments include $87.5 million payable upon final approval of the application to amend the CC&V Cresson Permit and $87.5 million payable upon obtaining regulatory relief related to flow-related permitting requirements for the Carlton Tunnel, including steps taken to achieve the highest feasible alternative in relation to Carlton Tunnel water flow. Refer to Note 21 for more information.
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
(1)Cash consideration is comprised of $100.0 million in upfront cash and an $8.7 million working capital adjustment. The working capital adjustment is preliminary as of June 30, 2025 and subject to finalization in accordance with the share purchase agreement.
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
The Company retained a third party valuation specialist to assist in determining the fair value of assets acquired and liabilities assumed. In accordance with the acquisition method of accounting, the purchase price of CC&V has been allocated to the acquired assets and assumed liabilities based on their estimated acquisition date fair values. The fair value estimates were based on income, market and cost valuation methods.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of June 30, 2025, the Company had not fully completed the analysis to assign fair values to all assets acquired and liabilities assumed, and therefore the purchase price allocation for CC&V is preliminary. As of June 30, 2025, remaining items to finalize include the fair value of inventories; mineral properties, plant and equipment; reclamation and remediation liabilities; deferred income tax assets and liabilities; working capital accounts, and contingent consideration. The preliminary purchase price allocation will be subject to further refinement as the Company continues to refine its estimates and assumptions based on information available at the Acquisition Date. These refinements may result in material changes to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation adjustments can be made throughout the measurement period, which is not to exceed one year from the Acquisition Date.
The following table presents the preliminary fair values of the assets acquired and liabilities assumed at the Acquisition Date (in thousands):

Assets:
Trade and other receivables	$391
Inventories (1)	195,993
Prepaids and other current assets	919
Mineral properties, plant and equipment (2)	315,918
Total assets	$513,221

Liabilities:
Accounts payable	$13,236
Accrued and other liabilities	15,113
Reclamation liabilities (3)	220,974
Deferred tax liabilities (4)	19,700
Total liabilities	269,023

Total net assets	$244,198
(1)The fair values of inventories were determined based on a net realizable value (“NRV”) approach, whereby the future estimated cash flows from sales of payable metal produced are adjusted for costs to complete. During the three months ended June 30, 2025, measurement period adjustments of $1.6 million were recorded to reflect changes in the estimated fair value.
(2)The fair value of mineral properties have been estimated using a market approach based on estimated quantities of mineral reserves and mineral resources and in-situ multiples. The fair values of plant and equipment have been estimated using a depreciated replacement cost approach. During the three months ended June 30, 2025, measurement period adjustments of $1.6 million were recorded to reflect changes in the estimated fair value.
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
Revenue for the three and six months ended June 30, 2025 includes $150.0 million and $184.8 million, respectively, of revenue from the assets acquired in the acquisition of CC&V. Net income attributable to SSR Mining shareholders for the three and six months ended June 30, 2025 includes net income of $81.8 million and $91.8 million, respectively, from CC&V.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Pro forma financial information
The following unaudited pro forma financial information represents a summary of the historical consolidated results of operations for the three and six months ended June 30, 2025 and 2024, giving effect to the acquisition as if it had been completed on January 1, 2024. The pro forma financial information is provided for illustrative purposes only and is not intended to represent what the Company’s financial position or results of operations would have been had the acquisition occurred on the assumed date, nor does it purport to project the future operating results or the financial position of the Company following the acquisition.
The information below reflects certain nonrecurring and recurring pro forma adjustments that were directly related to the acquisition based on available information and certain assumptions that the Company believes are reasonable, including: (i) the changes in depreciation, depletion and amortization reflecting the relative preliminary fair values attributable to mineral properties, plant and equipment, (ii) the changes in cost of sales reflecting the relative preliminary fair values attributable to inventories, (iii) the changes in reclamation and remediation costs reflective of the fair market value of reclamation and remediation liabilities, (iv) the changes in other operating expense (income), net reflective of the preliminary fair values attributable to contingent consideration liabilities, and (v) the estimated tax impacts of the pro forma adjustments.
The following table provides unaudited pro forma financial information for the three and six months ended June 30, 2025 and 2024, as if CC&V had been acquired as of January 1, 2024 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2025	2024
Revenue	$263,807	$810,231	$	$553,695
Net income attributable to SSR Mining shareholders (1)	$40,527	$184,213	$	$(227,197)
(1)For the three and six months ended June 30, 2025, net income (loss) includes $5.0 million and $11.8 million, respectively, of transaction and integration costs.

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
Following the close of the CC&V acquisition, the Company revised its operating segments to reflect certain changes in how the CODM evaluates financial performance and allocates resources. The Company determined that it has five reportable and operating segments represented by each of its producing mine sites, which includes the suspended operations at Çöpler and now includes CC&V. For the periods prior to the first quarter of 2025, the Company had four reportable segments.
The following tables provide a summary of financial information related to the Company's segments (in thousands):

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30, 2025
	Çöpler (1)	Marigold	CC&V	Seabee (2)	Puna	Segment Total	Corporate and other (3)	Consolidated
Revenue	$—	$118,786	$149,965	$34,540	$102,164	$405,455	$—	$405,455
Cost of sales (4)	$—	$56,376	$50,003	$18,473	$38,096	$162,948	$—	$162,948
Depreciation, depletion, and amortization	$—	$8,228	$2,784	$6,921	$8,191	$26,124	$113	$26,237
General and administrative expense	$—	$—	$—	$—	$—	$—	$26,634	$26,634
Exploration and evaluation	$347	$1,824	$(195)	$2,743	$805	$5,524	$1,279	$6,803
Reclamation and remediation costs	$63,541	$806	$3,887	$336	$1,280	$69,850	$—	$69,850
Care and maintenance (5)	$36,714	$—	$—	$1,013	$—	$37,727	$—	$37,727
Other operating expense (income), net	$(41,843)	$313	$630	$98	$203	$(40,599)	$6,970	$(33,629)
Operating income (loss)	$(58,759)	$51,239	$92,856	$4,956	$53,589	$143,881	$(34,996)	$108,885
Interest expense	$(1,642)	$—	$—	$—	$(877)	$(2,519)	$(1,708)	$(4,227)
Interest income	$—	$756	$—	$303	$907	$1,966	$1,057	$3,023
Other income (expense)	$202	$(246)	$—	$(7)	$3,954	$3,903	$(719)	$3,184
Foreign exchange gain (loss)	$402	$—	$—	$854	$(6,235)	$(4,979)	$(5,214)	$(10,193)
Income (loss) before income and mining taxes	$(59,797)	$51,749	$92,856	$6,106	$51,338	$142,252	$(41,580)	$100,672
Capital expenditures	$247	$18,841	$14,427	$8,762	$4,023	$46,300	$16,170	$62,470
Total assets as of June 30, 2025	$2,642,739	$818,746	$534,551	$355,909	$363,386	$4,715,331	$1,080,546	$5,795,877
(1)All operations at Çöpler ceased on February 13, 2024, following the Çöpler Incident and have not commenced as of June 30, 2025.
(2)During the second quarter of 2025, the Company suspended operations at Seabee for approximately two weeks due to power interruptions caused by forest fires to the north of the mine. Seabee resumed operations on June 13, 2025.
(3)Corporate and other consists of business activities that are not included within the reportable segments and is provided for reconciliation purposes. The exploration, evaluation and development properties and the portfolio of prospective exploration tenures, near or adjacent to the existing operations are included in the respective reportable segment. The greenfield standalone prospects and development projects are included in Corporate and other.
(4)Excludes depreciation, depletion, and amortization.
(5)Care and maintenance expense represents the direct costs not associated with the environmental reclamation and remediation costs of $21.8 million and depreciation of $14.9 million during the suspension of operations at Çöpler beginning in the first quarter of 2024; and direct costs of $0.2 million and depreciation of $0.8 million during the temporary suspension of operations at Seabee during the three months ended June 30, 2025.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30, 2024
	Çöpler	Marigold	Seabee	Puna	Segment Total	Corporate and other (1)	Consolidated
Revenue	$—	$60,873	$35,386	$88,582	$184,841	$—	$184,841
Cost of sales (2)	$—	$39,237	$17,275	$40,070	$96,582	$—	$96,582
Depreciation, depletion, and amortization	$—	$5,745	$9,477	$7,789	$23,011	$—	$23,011
General and administrative expense	$—	$—	$—	$—	$—	$13,452	$13,452
Exploration and evaluation	$298	$3,971	$5,190	$665	$10,124	$1,131	$11,255
Reclamation and remediation costs	$493	$724	$334	$863	$2,414	$—	$2,414
Care and maintenance (3)	$30,556	$—	$—	$—	$30,556	$—	$30,556
Other operating expense (income), net	$2,375	$451	$6	$705	$3,537	$(6,686)	$(3,149)
Operating income (loss)	$(33,722)	$10,745	$3,104	$38,490	$18,617	$(7,897)	$10,720
Interest expense	$(831)	$—	$—	$—	$(831)	$(1,274)	$(2,105)
Interest income	$(1,005)	$1,717	$1,397	$101	$2,210	$1,295	$3,505
Other income (expense)	$(808)	$(19)	$9	$2,326	$1,508	$(45)	$1,463
Foreign exchange gain (loss)	$1,290	$(8)	$182	$1,383	$2,847	$(1,971)	$876
Income (loss) before income and mining taxes	$(35,076)	$12,435	$4,692	$42,300	$24,351	$(9,892)	$14,459
Capital expenditures	$3,586	$13,096	$7,119	$3,550	$27,351	$8,982	$36,333
Total assets as of June 30, 2024	$2,736,138	$801,572	$411,838	$283,905	$4,233,453	$942,101	$5,175,554
(1)Corporate and other consists of business activities that are not included within the reportable segments and is provided for reconciliation purposes.
(2)Excludes depreciation, depletion, and amortization.
(3)Care and maintenance expense represents direct costs not associated with the environmental reclamation and remediation costs of $17.3 million and depreciation of $13.3 million during the suspension of operations at Çöpler beginning in the first quarter of 2024.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended June 30, 2025
	Çöpler (1)	Marigold	CC&V (2)	Seabee (3)	Puna	Segment Total	Corporate and other (4)	Consolidated
Revenue	$—	$235,966	$184,837	$110,842	$190,428	$722,073	$—	$722,073
Cost of sales (5)	$—	$115,102	$67,968	$41,604	$74,915	$299,589	$—	$299,589
Depreciation, depletion, and amortization	$—	$16,941	$3,288	$20,425	$15,972	$56,626	$224	$56,850
General and administrative expense	$—	$—	$—	$—	$—	$—	$50,529	$50,529
Exploration and evaluation	$769	$2,515	$—	$6,883	$1,177	$11,344	$2,324	$13,668
Reclamation and remediation costs	$64,156	$1,610	$5,171	$672	$2,561	$74,170	$—	$74,170
Care and maintenance (6)	$72,509	$—	$—	$1,013	$—	$73,522	$—	$73,522
Other operating expense (income), net	$(39,265)	$656	$634	$98	$439	$(37,438)	$15,407	$(22,031)
Operating income (loss)	$(98,169)	$99,142	$107,776	$40,147	$95,364	$244,260	$(68,484)	$175,776
Interest expense	$(3,219)	$—	$—	$—	$(982)	$(4,201)	$(3,395)	$(7,596)
Interest income	$—	$2,356	$—	$731	$1,253	$4,340	$1,680	$6,020
Other income (expense)	$246	$(459)	$—	$(15)	$7,778	$7,550	$(1,040)	$6,510
Foreign exchange gain (loss)	$302	$—	$—	$746	$(9,920)	$(8,872)	$(7,373)	$(16,245)
Income (loss) before income and mining taxes	$(100,840)	$101,039	$107,776	$41,609	$93,493	$243,077	$(78,612)	$164,465
Capital expenditures	$738	$34,091	$15,820	$20,564	$5,977	$77,190	$29,091	$106,281
Total assets as of June 30, 2025	$2,642,739	$818,746	$534,551	$355,909	$363,386	$4,715,331	$1,080,546	$5,795,877
(1)All operations at Çöpler ceased on February 13, 2024, following the Çöpler Incident and have not commenced as of June 30, 2025.
(2)The reported statements of operations amounts reflect results for CC&V from the date of acquisition on February 28, 2025 through June 30, 2025. See Note 3 for additional information.
(3)During the second quarter of 2025, the Company suspended operations at Seabee for approximately two weeks due to power interruptions caused by forest fires to the north of the mine. Seabee resumed operations on June 13, 2025.
(4)Corporate and other consists of business activities that are not included within the reportable segments and is provided for reconciliation purposes. The exploration, evaluation and development properties and the portfolio of prospective exploration tenures, near or adjacent to the existing operations are included in the respective reportable segment. The greenfield standalone prospects and development projects are included in Corporate and other.
(5)Excludes depreciation, depletion, and amortization.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(6)Care and maintenance expense represents the direct costs not associated with the environmental reclamation and remediation costs of $42.4 million and depreciation of $30.1 million during the suspension of operations at Çöpler beginning in the first quarter of 2024; and direct costs of $0.2 million and depreciation of $0.8 million during the temporary suspension of operations at Seabee during the three months ended June 30, 2025.

	Six Months Ended June 30, 2024
	Çöpler	Marigold	Seabee	Puna	Segment Total	Corporate and other (1)	Consolidated
Revenue	$48,571	$137,560	$94,513	$134,431	$415,075	$—	$415,075
Cost of sales (2)	$24,423	$88,308	$41,708	$68,044	$222,483	$—	$222,483
Depreciation, depletion, and amortization	$9,831	$13,184	$24,690	$13,704	$61,409	$—	$61,409
General and administrative expense	$—	$—	$—	$—	$—	$26,313	$26,313
Exploration and evaluation	$1,072	$8,065	$8,736	$1,000	$18,873	$2,613	$21,486
Reclamation and remediation costs	$273,890	$1,448	$668	$1,726	$277,732	$—	$277,732
Impairment charges of long-lived and other assets	$114,230	$—	$—	$—	$114,230	$—	$114,230
Care and maintenance (3)	$44,965	$—	$—	$—	$44,965	$—	$44,965
Other operating expense (income), net	$17,684	$458	$6	$704	$18,852	$(6,691)	$12,161
Operating income (loss)	$(437,524)	$26,096	$18,706	$49,253	$(343,469)	$(22,235)	$(365,704)
Interest expense	$(3,361)	$—	$—	$—	$(3,361)	$(3,399)	$(6,760)
Interest income	$15	$3,611	$3,058	$570	$7,254	$2,547	$9,801
Other income (expense)	$(205)	$(499)	$1	$(522)	$(1,225)	$159	$(1,066)
Foreign exchange gain (loss)	$(1,083)	$(8)	$180	$4,141	$3,230	$(3,267)	$(37)
Income (loss) before income and mining taxes	$(442,158)	$29,200	$21,945	$53,442	$(337,571)	$(26,195)	$(363,766)
Capital expenditures	$10,127	$15,527	$22,892	$6,909	$55,455	$17,114	$72,569
Total assets as of June 30, 2024	$2,736,138	$801,572	$411,838	$283,905	$4,233,453	$942,101	$5,175,554
(1)Corporate and other consists of business activities that are not included within the reportable segments and provided for reconciliation purposes.
(2)Excludes depreciation, depletion, and amortization.
(3)Care and maintenance expense represents direct costs not associated with the environmental reclamation and remediation costs of $25.0 million and depreciation of $20.0 million during the suspension of operations at Çöpler beginning in the first quarter of 2024.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5.REVENUE
The following table represents revenues by product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gold doré sales
Çöpler	$—	$—	$—	$48,226
Marigold	118,753	60,835	235,895	137,498
CC&V	149,464	—	184,123	—
Seabee	34,525	35,372	110,802	94,474
Concentrate sales
Puna	100,151	82,846	186,844	131,218
Other (1)
Çöpler	—	—	—	345
Marigold	33	38	71	62
CC&V	501	—	714	—
Seabee	15	14	40	39
Puna	2,013	5,736	3,584	3,213
Total	$405,455	$184,841	$722,073	$415,075
(1)Other revenue includes changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.
Revenue by metal
Revenue by metal type are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gold	$302,742	$96,207	$530,820	$280,198
Silver	87,210	69,276	162,485	108,610
Lead	11,430	11,907	22,481	20,369
Zinc	1,511	1,663	1,878	2,239
Other (1)	2,562	5,788	4,409	3,659
Total	$405,455	$184,841	$722,073	$415,075
(1)Other revenue includes changes in the fair value of concentrate trade receivables due to fluctuations in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.
Provisional metal sales
At June 30, 2025, the Company had silver sales of 5.1 million ounces at an average price of $33.97 per ounce, lead sales of 24.8 million pounds at an average price of $0.89 per pound, and zinc sales of 1.6 million pounds at an average price of $1.22 per pound, subject to normal course final pricing over the next several months.
For the three months ended June 30, 2025 and 2024, the change in the fair value of the Company's embedded derivatives relating to provisional concentrate metal sales was an increase of $2.0 million and $5.7 million, respectively. For the six months ended June 30, 2025 and 2024, the change in the fair value of the Company's embedded derivatives relating to provisional concentrate metal sales was an increase of $3.6 million and $3.2 million, respectively. The changes in fair value have been recorded in Revenue.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6.RECLAMATION AND REMEDIATION LIABILITIES
The Company is subject to various domestic and international laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. Estimated future reclamation costs are based principally on current legal and regulatory requirements.
Çöpler Reclamation and Remediation
During the first quarter of 2024, the Company estimated total reclamation and remediation costs of $250.0 million to $300.0 million related to the Çöpler Incident, in addition to the approximately $22.5 million incurred during the first quarter of 2024. The Company accrued the low end of the estimated cost range, recording total reclamation and remediation costs of $272.9 million inclusive of the $22.5 million incurred during the first quarter of 2024. During the second quarter of 2025, the Company recorded an adjustment of $62.9 million, comprising of $9.4 million related to reclamation costs and $53.5 million related to remediation costs. The revised estimate reflects an increase of $12.9 million above the previously disclosed estimated reclamation and remediation cost range. The revision in estimate reflects the Company's advancement of the engineering and construction design of the permanent storage facility and the advancement of the studies for the permanent closure of the heap leach pad. As part of the heap leach pad closure planning, the Company will conduct further field investigations to confirm the integrity of the heap leach pad liner. This will entail exposing and inspecting sections of the heap leach pad liner. Following completion of the liner inspection, the Company will use the findings to refine and update the closure plan for the heap leach pad. These studies and inspections may result in revisions to the scope of work, estimated costs, and overall timelines related to the heap leach pad closure.
Changes in Reclamation and remediation liabilities during the six months ended June 30, 2025 and 2024, were as follows (in thousands):

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Reclamation	Remediation	Total	Reclamation	Remediation	Total
Balance as of January 1	$209,923	$135,914	$345,837	$173,819	$—	$173,819
Additions (1)	220,974	—	220,974	—	261,674	261,674
Changes in estimate and other (2)	9,420	53,507	62,927	11,054	—	11,054
Expenditures	(2,506)	(10,178)	(12,684)	(663)	(77,210)	(77,873)
Accretion expense	11,190	—	11,190	4,829	—	4,829
Balance as of June 30	$449,001	$179,243	$628,244	$189,039	$184,464	$373,503
Less: current portion	(14,404)	(17,932)	(32,336)	(6,784)	(136,753)	(143,537)
Non-current reclamation and remediation liabilities	$434,597	$161,311	$595,908	$182,255	$47,711	$229,966
(1)During the six months ended June 30, 2025, reclamation changes were primarily comprised of an increase of $221.0 million as a result of the acquisition of CC&V. During the six months ended June 30, 2024, the Company recorded a remediation liability of $261.7 million as a result of the Çöpler Incident. The remediation activities include movement of the displaced heap leach material out of the Sabırlı Valley and Manganese pit, sloping and stabilization of the heap leach pad in preparation for permanent closure, construction of a permanent storage facility for the displaced heap leach material, and management of surface and ground water in the Sabırlı Valley.
(2)During the six months ended June 30, 2025, reclamation and remediation changes were primarily comprised of an increase of $9.4 million and $53.5 million, respectively. As discussed above, the Company revised the estimate related to the closure of the Çöpler heap leach pad and construction estimate for the permanent storage facility during the second quarter of 2025. During the six months ended June 30, 2024,

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
reclamation changes were comprised of an $11.1 million revision in the timing primarily related to the closure of the heap leach pad as a result of the Çöpler Incident.
The following table includes the components of Reclamation and remediation costs for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reclamation adjustments and other	$9,419	$—	$9,419	$11,229
Reclamation accretion	6,874	2,414	11,190	4,829
Total reclamation costs	16,293	2,414	20,609	16,058

Remediation adjustments and other	53,557	—	53,561	261,674
Total remediation costs	53,557	—	53,561	261,674
Total reclamation and remediation costs	$69,850	$2,414	$74,170	$277,732
7.IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS
For the three and six months ended June 30, 2025, the Company did not record any impairment of long-lived and other assets.
For the three months ended June 30, 2024, the Company did not record any impairment of long-lived and other assets. For the six months ended June 30, 2024, the Company recorded non-cash impairment charges of $76.0 million related to Inventories and $38.2 million related to Mineral properties, plant and equipment, net, for a total non-cash impairment charge of $114.2 million. The Company fully impaired the heap leach pad inventory and related heap leach pad processing facilities as a result of the Çöpler Incident and the Company’s plans to permanently close the heap leach pad.
8.OTHER OPERATING EXPENSE (INCOME), NET
The following table includes the components of Other operating expense (income), net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
CC&V transaction and integration costs	$4,958	$—	$11,753	$—
Loss (gain) on sale and disposal of assets, net	411	(5,599)	755	(5,599)
Change in fair value of contingent consideration	2,013	—	3,654	—
Contingencies and expenses related to the Çöpler Incident	2,298	2,363	3,862	17,673
Insurance proceeds received related to the Çöpler Incident (1)	(44,409)	—	(44,409)	—
Other taxes	470	—	1,721	—
Other	630	87	633	87
Total	$(33,629)	$(3,149)	$(22,031)	$12,161
(1)During the second quarter of 2025, the Company received business interruption insurance proceeds of $44.4 million associated with the Çöpler Incident.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
9.OTHER INCOME (EXPENSE)
The following table includes the components of Other income (expense):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$3,023	$3,505	$6,020	$9,801
Gain (loss) on investments and on marketable security sales	6,855	7,055	12,006	8,232
Change in fair value of marketable securities	(2,065)	(3,602)	(3,721)	(6,419)
Other	(1,606)	(1,990)	(1,775)	(2,879)
Total	$6,207	$4,968	$12,530	$8,735
10.INCOME AND MINING TAXES
The Company’s consolidated effective income tax rate was 17.9% for the first six months of 2025 compared to 2.3% for the first six months of 2024. The Company, a Canadian domiciled entity, is subject to a statutory tax rate of 27.0%. The effective rate for the six months ended June 30, 2025 differs from the statutory rate primarily due to foreign currency fluctuations in select jurisdictions partially offset by additions to the valuation allowance for net operating losses generated by certain entities. The effective tax rate for the six months ended June 30, 2024 differs from the statutory rate primarily due to additions to the valuation allowance for net operating losses generated by certain entities partially offset by foreign currency fluctuations in select jurisdictions.
11.INCOME (LOSS) PER SHARE
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The calculations of basic and diluted net income (loss) per share attributable to SSR Mining shareholders are based on the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$80,362	$2,464	$134,808	$(355,698)
Net (income) loss attributable to non-controlling interest	9,713	7,229	14,048	78,309
Net income (loss) attributable to SSR Mining shareholders	90,075	9,693	148,856	(277,389)
Interest saving on 2019 Notes, net of tax	1,247	—	2,479	—
Net income (loss) used in the calculation of diluted net income per share	$91,322	$9,693	$151,335	$(277,389)

Weighted average number of common shares issued	202,774	202,133	202,598	202,244
Adjustments for dilutive instruments:
Restricted share units	1,220	274	1,112	—
2019 Notes	12,995	—	12,981	—
Diluted weighted average number of shares outstanding	216,989	202,407	216,691	202,244

Net income (loss) per share attributable to SSR Mining shareholders
Basic	$0.44	$0.05	$0.73	$(1.37)
Diluted	$0.42	$0.05	$0.70	$(1.37)
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
(unaudited)
12.FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
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

	Fair value at June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$412,104	$—	$—	$412,104
Marketable securities (1)	43,477	—	—	43,477
Trade receivables from provisional sales, net (2)	—	72,447	—	72,447
Deferred consideration	—	—	26,816	26,816
	$455,581	$72,447	$26,816	$554,844

Liabilities:
Contingent consideration liabilities	$—	$—	$169,626	$169,626
Other	—	3	—	3
	$—	$3	$169,626	$169,629
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended June 30,
	2025	2024
Deferred consideration assets:
Balance as of January 1	$26,383	$21,213
Revaluations	1,683	1,536
Additions	—	2,378
Collections	(1,250)	—
Balance as of June 30	$26,816	$25,127

	Six Months Ended June 30,
	2025	2024
Contingent consideration liabilities:
Balance as of January 1	$29,642	$29,648
Revaluations	4,522	(238)
Additions	135,462	—
Balance as of June 30	$169,626	$29,410
Fair values of financial assets and liabilities not already measured at fair value
The fair value of the 2019 Notes as compared to the carrying amounts were as follows (in thousands):

		June 30, 2025		December 31, 2024
	Level	Carrying amount	Fair value	Carrying amount	Fair value
2019 Notes (1)	1	$229,092	$238,790	$228,572	$220,292
(1)The fair value disclosed for the Company's 2019 Notes is included in Level 1 as the basis of valuation uses a quoted price in an active market.
13.TRADE AND OTHER RECEIVABLES
The components of Trade and other receivables are as follows (in thousands):

	June 30, 2025	December 31, 2024
Trade receivables	$73,994	$84,239
Value added tax receivables	17,926	19,939
Income tax receivable	1,811	4,626
Other taxes receivable	20,600	13,479
Other	2,723	2,155
Total	$117,054	$124,438
No provision for credit loss was recognized as of June 30, 2025 or December 31, 2024. All trade receivables are expected to be settled within twelve months.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
14.INVENTORIES
The components of Inventories are as follows (in thousands):

	June 30, 2025	December 31, 2024
Materials and supplies	$135,854	$113,752
Stockpiled ore	77,978	72,561
Leach pad inventory	327,139	253,166
Work-in-process	8,777	3,850
Finished goods	18,995	20,745
Total current inventories	568,743	464,074

Stockpiled ore	245,288	246,536
Leach pad inventory	214,661	44,676
Total non-current inventories	$459,949	$291,212
No write-downs of inventory were recognized during the three and six months ended June 30, 2025.
During the three and six months ended June 30, 2024 following the Çöpler Incident, the Company recognized an impairment of leach pad inventory at Çöpler of $76.0 million classified as a component of Impairment charges.
15.MINERAL PROPERTIES, PLANT AND EQUIPMENT, NET
The components of Mineral properties, plant and equipment, net are as follows (in thousands):

	June 30, 2025	December 31, 2024
Plant and equipment (1)	$2,052,397	$1,883,193
Construction in process	180,436	135,594
Mineral properties subject to depletion	2,304,787	2,114,765
Mineral properties not yet subject to depletion	894,279	884,029
Exploration and evaluation assets	247,164	254,146
Total mineral properties, plant, and equipment	5,679,063	5,271,727
Accumulated depreciation, plant and equipment	(865,693)	(804,411)
Accumulated depletion, mineral properties	(713,258)	(684,449)
Mineral properties, plant, and equipment, net	$4,100,112	$3,782,867
(1)As of June 30, 2025 and December 31, 2024, plant and equipment includes finance lease right-of-use assets with a carrying amount of $75.8 million and $78.9 million, respectively.
No impairment was recognized during the three months ended June 30, 2025 and 2024.
No impairment was recognized during the six months ended June 30, 2025. During the six months ended June 30, 2024, the Company concluded that certain mineral properties, plant and equipment at Çöpler were impaired and recorded a non-cash impairment of $38.2 million classified as a component of Impairment charges of long-lived and other assets in the Condensed Consolidated Statements of Operations.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
16.ACCRUED LIABILITIES AND OTHER
The components of Accrued liabilities and other are as follows (in thousands):

	June 30, 2025	December 31, 2024
Accrued liabilities	$86,938	$71,776
Royalties payable	14,321	17,017
Stock-based compensation liabilities	14,068	6,469
Income taxes payable	47,341	41,077
Lease liabilities	2,062	1,657
Other	1,524	1,385
Total accrued liabilities and other	$166,254	$139,381
17.DEBT
The following tables summarize the Company’s debt balances (in thousands):

	June 30, 2025	December 31, 2024
2019 Notes (1)	$229,092	$228,572

Current Portion	$229,092	$—
Non-Current Portion	$—	$228,572
(1)Amount is net of discount and debt issuance costs of $0.9 million and $1.4 million, respectively.
Convertible debt
2019 Notes
The 2019 Notes were reclassified from Debt, non-current to Current portion of debt as of June 30, 2025 due to the holder right of redemption at par, plus accrued and unpaid interest, which is payable on April 1, 2026 following a twenty business day notice period.
As of June 30, 2025, the Company was in compliance with its covenants. For further details on the Company’s indebtedness, see Note 20 to the audited consolidated financial statements in the Company’s 2024 Annual Report on Form 10-K.
18.EQUITY
Repurchase of common shares
On June 16, 2023, the Company received approval of its Normal Course Issuer Bid (“2023 NCIB”) to purchase for cancellation up to 10.2 million of its common shares through the facilities of the TSX, Nasdaq or other Canadian and U.S. marketplaces over a twelve-month period beginning June 20, 2023 and ending June 19, 2024. Following the Çöpler Incident, the Company terminated the automatic share purchase plan effective March 1, 2024. The 2023 NCIB expired on June 19, 2024 and the Company has not sought approval for a new NCIB.
During the six months ended June 30, 2024, and prior to the Çöpler Incident, the Company purchased 1,117,100 of its outstanding common shares at an average share price of $8.79 per share for total consideration of $9.8 million. All shares were cancelled upon purchase. The total amount deducted from common shares of $16.4 million, based on the average paid in capital per common share outstanding prior to the repurchase date, less the total consideration resulted in a difference of $6.6 million that was recorded as an increase to retained earnings.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
19.SUPPLEMENTAL CASH FLOW INFORMATION

Net change in operating assets and liabilities were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Decrease (increase) in operating assets:
Trade and other receivables	$1,797	$29,694
Inventories	(64,229)	(78,539)
Other operating assets	7,074	6,381
Increase (decrease) in operating liabilities:
Accounts payable	(4,715)	(13,135)
Accrued liabilities and other	2,683	(6,750)
Other operating liabilities	(934)	(114)
	$(58,324)	$(62,463)
Other cash information was as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Interest paid	$(3,898)	$(3,735)
Interest received	$6,020	$9,216
Income taxes paid	$(37,450)	$(21,558)
Insurance proceeds received related to the Çöpler Incident (1)	$44,409	$—
(1)The Company received business interruption insurance proceeds of $44.4 million associated with the Çöpler Incident. These proceeds are classified within operating activities in the Condensed Consolidated Statement of Cash Flows, as they represent recovery of lost revenues and operating costs.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
20.RELATED PARTY TRANSACTIONS
Related party loan
Artmin Madencilik Sanayi Ve Ticaret A.Ş (“Artmin”) entered into loan agreements with Horizon, as lender, to fund Horizon’s portion of working capital spend of the Hod Maden project. The loans are unsecured and bear interest at the credit default swap premium of Türkiye plus a fixed spread of 4.0% at the end of each calendar quarter. The loans have a five year maturity with maturity dates ranging from June 2028 to June 2030. Artmin’s loans with Horizon had a total borrowing capacity of $48.4 million, of which $30.7 million was outstanding as of June 30, 2025. The liability is included in Debt, related party in the Condensed Consolidated Balance Sheets. As of June 30, 2025, no repayments have been made. Interest expense for these loans totaled $0.4 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively. Interest expense for these loans totaled $0.8 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively. The interest expense on the loan is included in Interest expense in the Condensed Consolidated Statements of Operations.
Related party line of credit
During 2024, the Company’s majority owned subsidiary, Anagold Madenncilik Sanayi ve Ticaret A.Ş, entered into loan agreements with Aktif Bank, as lender, to fund Lidya Mines’ portion of reclamation and environmental obligations. Aktif Bank is a wholly owned subsidiary of Calik Holding. Calik Holding owns 100% of Lidya Mines, which is the Company’s joint venture partner. The loan agreements provide for a non-revolving credit facility in an aggregate principal amount of up to $11.0 million and mature August 8, 2025, and bear interest at the rate of 10.0% per annum. The loans are guaranteed by Lidya Madencilik Sanayi ve Ticaret A.Ş. As of June 30, 2025, the outstanding balance of the loans was $11.0 million and is included in Current portion of debt, related party in the Condensed Consolidated Balance Sheets. As of June 30, 2025, no repayments have been made. Interest expense totaled $0.3 million and nil for the three months ended June 30, 2025 and 2024, respectively. Interest expense totaled $0.6 million and nil for the six months ended June 30, 2025 and 2024, respectively. The interest expense on the loans are included in Interest expense in the Condensed Consolidated Statements of Operations.
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Environmental matters
CC&V - Carlton Tunnel
In December 2021, CC&V entered into a Settlement Agreement (“Settlement Agreement”) with the Water Quality Control Division of the Colorado Department of Public Health and Environment (the “Division”) with a mutual objective of resolving issues associated with the new discharge permits issued by the Division in January 2021 for the Carlton Tunnel. The Carlton Tunnel was a historic tunnel completed in 1941 with the purpose of draining the southern portion of the mining district, subsequently consolidated by CC&V. CC&V has held discharge permits for the Carlton Tunnel since 1983, primarily to focus on monitoring, with the monitoring data accumulated since the mid-1970s indicating consistency in the water quality discharged from the Carlton Tunnel over time. In 2006, legal proceedings and work with the regulator confirmed that the water flowing out of the Carlton Tunnel portal is akin to natural spring water and did not constitute mine drainage. However, this changed with the January 2021 permit updates, when the regulator imposed new water quality limits. The Settlement Agreement involves the evaluation of a reasonable and achievable timeline for treatment and permit compliance, acknowledging the lack of readily available technology, and the need to spend three years to study and select the technological solution, with three additional years to construct, bringing full permit compliance to the November 2027 timeframe. In 2022, CC&V studied various interim passive water treatment options, and reported the study results to the Division. CC&V continues to study alternative long-term remediation plans for water discharged from the Carlton Tunnel, and is also working with regulators on the site specific standards, a Discharger Specific Variance ("DSV") and other potential approaches to identify highest feasible alternative treatment in the context, based on limits such as area topography. CC&V continues to study alternative long-term remediation plans for water discharged from the Carlton Tunnel, while also continuing to work with regulators to identify and implement highest feasible alternative treatments, including site specific standards and a DSV. CC&V formally submitted a proposal for site specific standards and the DSV to the Water Quality Control Commission in a June 2025 rulemaking hearing. As a result of the hearing, the Commission agreed to site specific standards for CC&V for certain water quality standards, and CC&V will continue to work with the Division on a proposal for the DSV and an extension request for compliance with certain other standards. Depending on the plans that may ultimately be agreed with the Division, a material adjustment to the liability may be required. Refer to Note 3 for further information on the acquisition of CC&V.
Surety bonds
The Company uses surety bonds to support certain environmental bonding obligations. As of June 30, 2025 and December 31, 2024, the Company had surety bonds totaling $482.4 million and $153.0 million outstanding, respectively.
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
During the second quarter of 2025, the Company temporarily suspended operations at Seabee for approximately two weeks due to power interruptions caused by forest fires to the north of the mine. The Company resumed operations on June 13, 2025 with no damage to the Company’s property.
On February 28, 2025 (“Acquisition Date”), the Company acquired all of the issued and outstanding common shares of Cripple Creek and Victor Gold Mining Company (“CC&V”) from Newmont Corporation for $100.0 million in upfront consideration and up to $175.0 million in cash in additional milestone-based payments payable in connection with the approval to amend the permit application to extend the life of mine and obtaining regulatory relief relating to flow related permitting requirements. See Note 3 of the Condensed Consolidated Financial Statements for additional details related to the CC&V acquisition.

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
Refer to the “Consolidation Results of Operations”, “Results of Operations”, “Liquidity and Capital Resources” and “Non-GAAP Financial Measures” for information for the six months ended June 30, 2025.
Consolidated Results of Operations
A summary of the Company's consolidated financial and operating results for the three and six months ended June 30, 2025 and 2024 are presented below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change (%)*	2025	2024	Change (%)
Financial Results
Revenue	$405,455	$184,841	119.4%	$722,073	$415,075	74.0%
Cost of sales (1)	$162,948	$96,582	68.7%	$299,589	$222,483	34.7%
Depreciation, depletion, and amortization	$26,237	$23,011	14.0%	$56,850	$61,409	(7.4)%
General and administrative expenses	$26,634	$13,452	98.0%	$50,529	$26,313	92.0%
Exploration and evaluation	$6,803	$11,255	(39.6)%	$13,668	$21,486	(36.4)%
Reclamation and remediation costs	$69,850	$2,414	NM	$74,170	$277,732	(73.3)%
Impairment charges of long-lived and other assets	$—	$—	—%	$—	$114,230	(100.0)%
Care and maintenance	$37,727	$30,556	23.5%	$73,522	$44,965	63.5%
Other operating expenses (income), net	$(33,629)	$(3,149)	(967.9)%	$(22,031)	$12,161	(281.2)%
Operating income (loss)	$108,885	$10,720	915.7%	$175,776	$(365,704)	148.1%
Net income (loss)	$80,362	$2,464	NM	$134,808	$(355,698)	137.9%
Net income (loss) attributable to SSR Mining shareholders	$90,075	$9,693	829.3%	$148,856	$(277,389)	153.7%
Basic net income (loss) per share attributable to SSR Mining shareholders	$0.44	$0.05	780.0%	$0.73	$(1.37)	153.3%
Diluted net income (loss) per share attributable to SSR Mining shareholders	$0.42	$0.05	740.0%	$0.70	$(1.37)	151.1%
Adjusted attributable net income (loss) (2)	$110,074	$7,489	NM	$171,647	$29,999	472.2%
Adjusted basic attributable net income (loss) per share (2)	$0.54	$0.04	NM	$0.85	$0.15	466.7%
Adjusted diluted attributable net income (loss) per share (2)	$0.51	$0.04	NM	$0.80	$0.15	433.3%

Operating Results
Gold produced (oz)	90,966	42,400	114.5%	166,835	122,680	36.0%
Gold sold (oz)	90,739	40,470	124.2%	168,447	129,749	29.8%
Silver produced ('000 oz)	2,849	2,731	4.3%	5,354	4,646	15.2%
Silver sold ('000 oz)	2,534	2,489	1.8%	4,909	4,148	18.3%
Lead produced ('000 lb) (3)	13,877	13,291	4.4%	25,365	23,289	8.9%
Lead sold ('000 lb) (3)	12,058	12,385	(2.6)%	24,111	21,050	14.5%
Zinc produced ('000 lb) (3)	1,125	859	31.0%	1,883	2,076	(9.3)%
Zinc sold ('000 lb) (3)	1,279	1,419	(9.9)%	1,541	1,929	(20.1)%

Gold equivalent produced (oz) (4)	120,191	76,102	57.9%	223,987	177,691	26.1%
Gold equivalent sold (oz) (4)	116,736	71,190	64.0%	220,843	178,864	23.5%

Average realized gold price ($/oz sold)	$3,336	$2,378	40.3%	$3,151	$2,160	45.9%
Average realized silver price ($/oz sold)	$35.24	$30.22	16.6%	$33.90	$27.01	25.5%

Cost of sales per gold equivalent ounce sold (1, 4)	$1,396	$1,357	2.9%	$1,357	$1,244	9.1%
Cash cost per gold equivalent ounce sold (2, 4)	$1,282	$1,192	7.6%	$1,247	$1,137	9.7%
AISC per gold equivalent ounce sold (2, 4)	$2,068	$2,116	(2.3)%	$2,024	$1,789	13.1%

* NM: Not meaningful
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
Revenue
For the three months ended June 30, 2025, revenue increased by $220.6 million, or 119.4%, to $405.5 million, as compared to $184.8 million for the three months ended June 30, 2024. The increase was primarily due to a 124.2% increase in gold ounces sold, or $119.5 million, a 40.3% increase in average realized gold price, or $87.0 million, and a 16.6% increase in realized silver price, or $12.7 million. The increase in gold ounces sold was attributable to the acquisition of CC&V and sales at Marigold. For a discussion of revenue by segment, refer to the Results of Operations below.
For the six months ended June 30, 2025, revenue increased by $307.0 million, or 74.0%, to $722.1 million, as compared to $415.1 million for the six months ended June 30, 2024. The increase was primarily due to a 45.9% higher average realized gold price, or $167.0 million, 29.8% more gold ounces sold, or $83.6 million, a 25.5% higher average realized silver price, or $33.8 million, and 18.3% more silver ounces sold, or $20.6 million. The increase in gold ounces sold was attributable to the acquisition of CC&V and sales at Marigold and Puna. For a discussion of revenue by segment, refer to the Results of Operations below.
Cost of sales
Cost of sales increased by $66.4 million, or 68.7%, to $162.9 million for the three months ended June 30, 2025, as compared to $96.6 million for the three months ended June 30, 2024. The increase was primarily due to the acquisition of CC&V and higher cost of sales at Marigold due to more ounces sold. For a discussion of cost of sales by segment, refer to the Results of Operations below.
Cost of sales increased by $77.1 million, or 34.7%, to $299.6 million for the six months ended June 30, 2025, as compared to $222.5 million for the six months ended June 30, 2024. The increase was primarily due to the acquisition of CC&V and higher cost of sales at Marigold and Puna due to more ounces sold, partially offset by a decrease in cost of sales at Çöpler due to the suspension of operations following the Çöpler Incident. For a discussion of cost of sales by segment, refer to the Results of Operations below.
Depreciation, depletion, and amortization
Depreciation, depletion, and amortization (“DD&A”) expense increased by $3.2 million, or 14.0%, to $26.2 million for the three months ended June 30, 2025, as compared to $23.0 million for the three months ended June 30, 2024, primarily due to the acquisition of CC&V.
DD&A expense decreased by $4.6 million, or 7.4%, to $56.9 million for the six months ended June 30, 2025, as compared to $61.4 million for the six months ended June 30, 2024, primarily due to the suspension of operations at Çöpler following the Çöpler Incident partially offset by the acquisition of CC&V.
General and administrative expense
General and administrative expense for the three months ended June 30, 2025 was $26.6 million as compared to $13.5 million for the three months ended June 30, 2024. General and administrative expenses increased primarily due to a $5.6 million increase in employee compensation expense and a $5.4 million increase in share based compensation expense attributable to higher share prices in 2025.
General and administrative expense for the six months ended June 30, 2025 was $50.5 million as compared to $26.3 million for the six months ended June 30, 2024. General and administrative expenses increased primarily due to an increase in share based compensation expense attributable to higher share prices in 2025.

Exploration and evaluation costs
Exploration and evaluation costs for the three months ended June 30, 2025 were $6.8 million compared to $11.3 million for three months ended June 30, 2024. Exploration and evaluation costs for the six months ended June 30, 2025 were $13.7 million compared to $21.5 million for six months ended June 30, 2024. Exploration and evaluation costs were lower due to reduced drilling activity during 2025 as compared to 2024. Exploration expenditures were focused on drilling activities at the Porky and Santoy mine areas at Seabee and Trenton Canyon at Marigold.
Reclamation and remediation costs
Reclamation and remediation costs for the three months ended June 30, 2025 were $69.9 million as compared to $2.4 million for the three months ended June 30, 2024. Reclamation and remediation costs increased by $67.5 million primarily due to the Company revising its estimate related to the Çöpler heap leach pad during the second quarter of 2025. The revision in estimate reflects the Company's advancement of engineering designs for the construction of the permanent storage facility and closure studies for the heap leach pad during the second quarter of 2025. See Note 6 to the Condensed Consolidated Financial Statements for further details.
Reclamation and remediation costs for the six months ended June 30, 2025 were $74.2 million as compared to $277.7 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, reclamation and remediation costs were primarily related to the Company revising its estimate related to the Çöpler heap leach pad during the second quarter of 2025 as discussed above. See Note 6 to the Condensed Consolidated Financial Statements for further details. For the six months ended June 30, 2024, reclamation and remediation costs were primarily related to reclamation and remediation costs related to the Çöpler Incident.
Care and maintenance
Care and maintenance costs for the three months ended June 30, 2025 were $37.7 million as compared to $30.6 million for the three months ended June 30, 2024. Care and maintenance expense incurred during the second quarter of 2025 represents direct costs not associated with environmental reclamation and remediation costs of $22.0 million and depreciation of $15.7 million during the suspension of operations at Çöpler and the temporary suspension of operations at Seabee during the second quarter of 2025.
Care and maintenance costs for the six months ended June 30, 2025 were $73.5 million as compared to $45.0 million for the six months ended June 30, 2024. Care and maintenance expense incurred during 2025 represents direct costs not associated with environmental reclamation and remediation costs of $42.6 million and depreciation of $30.9 million during the suspension of operations at Çöpler and temporary suspension of operations at Seabee during the second quarter of 2025.
Impairment charges of long-lived and other assets
Impairment charges for the six months ended June 30, 2025 were nil compared to $114.2 million for the six months ended June 30, 2024. Impairment charges of long-lived and other assets for the six months ended June 30, 2024 represent non-cash impairment charges of the heap leach pad inventory and related heap leach facilities due to the decommissioning of the heap leach as the result of the Çöpler Incident.
Other operating expense (income), net
Other operating expense (income), net for the three months ended June 30, 2025 was $(33.6) million as compared to $(3.1) million for the three months ended June 30, 2024. The change is primarily due to the receipt of $44.4 million of business interruption insurance proceeds associated with the Çöpler Incident, partially offset by a $6.0 million change in (gain) loss on sale of assets, $5.0 million of CC&V transaction and integration costs, and $2.0 million of change in fair value of contingent consideration.
Other operating expense (income), net for the six months ended June 30, 2025 was $(22.0) million as compared to $12.2 million for the six months ended June 30, 2024. The change is due to the receipt of $44.4 million of insurance proceeds associated with the Çöpler Incident, partially offset by $11.8 million of transaction and integration costs related to CC&V.

Interest expense
Interest expense for the three months ended June 30, 2025 was $4.2 million as compared to $2.1 million for the three months ended June 30, 2024. Interest expense for the six months ended June 30, 2025 was $7.6 million as compared to $6.8 million for the six months ended June 30, 2024. The increases were primarily due to higher debt balances outstanding during 2025.
Other income (expense)
Other income (expense) for the three months ended June 30, 2025 was $6.2 million as compared to $5.0 million for the three months ended June 30, 2024. The changes were primarily due to changes in the fair value of marketable securities.
Other income (expense) for the six months ended June 30, 2025 was $12.5 million as compared to $8.7 million for the six months ended June 30, 2024. The changes were primarily due to higher gain on investments and marketable securities sales of $3.8 million and changes in the fair value of marketable securities of $2.7 million, partially offset by a decrease in interest income of $3.8 million as a result of lower cash balances.
Foreign exchange gain (loss)
Foreign exchange loss for the three months ended June 30, 2025 was $10.2 million compared to a gain of $0.9 million for the three months ended June 30, 2024. During the three months ended June 30, 2025, the foreign exchange loss was primarily due to the weakening of the ARS against the USD and its impact on ARS-denominated assets.
Foreign exchange loss for the six months ended June 30, 2025 was $16.2 million compared to a loss of $37.0 thousand for the six months ended June 30, 2024. During the six months ended June 30, 2025, the change in foreign exchange loss was primarily due to the weakening of the ARS against the USD and its impact on ARS-denominated assets.
Income and mining tax benefit (expense)
Income and mining tax expense for the three months ended June 30, 2025 was $20.2 million as compared to an expense of $11.7 million for the three months ended June 30, 2024. The change in income tax expense was primarily due to higher quarter-to-date operating income compared to 2024 partially offset by lower additions to the valuation allowance.
Income and mining tax expense for the six months ended June 30, 2025 was $29.4 million as compared to a benefit of $8.5 million for the six months ended June 30, 2024. The change in income tax expense was primarily due to higher year-to-date operating income compared to 2024 partially offset by lower additions to the valuation allowance.
The Organization for Economic Co-operation and Development (“OECD”) has issued the Global Anti-Base Erosion Model Rules (“Pillar Two”), which generally require multinational organizations to maintain a minimum effective corporate tax rate of 15% in each jurisdiction where they operate. These rules went into effect in 2024. The Company has limited exposure to Pillar Two taxes, as most of its jurisdictions have effective tax rates above 15%. However, the Company may have exposure to taxes under Pillar Two in the range of $0 to $10.0 million for the 2025 year.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes permanent extensions of most expiring Tax Cuts and Jobs Act provisions as well as international tax changes. The Company is currently evaluating the impact of the OBBBA on the Condensed Consolidated Financial Statements.

Results of Operations
Çöpler, Türkiye

	Six Months Ended June 30,
Operating Data (1)	2025		2024	Change (%)
Gold produced (oz)		—	21,827	(100.0)%
Gold sold (oz)		—	23,960	(100.0)%
Average realized gold price ($/oz sold)		$—	$2,013	(100.0)%

Ore mined (kt)		—	266	(100.0)%
Waste removed (kt)		—	3,571	(100.0)%
Total material mined (kt)		—	3,837	(100.0)%

Ore milled (kt)		—	343	(100.0)%
Gold mill feed grade (g/t)		—	2.39	(100.0)%
Gold recovery (%)		—	78.9	(100.0)%

Ore stacked (kt)		—	184	(100.0)%
Gold grade stacked (g/t)		—	1.17	(100.0)%

Cost of sales (2)		$—	$24,423	(100.0)%
Cost of sales ($/oz gold sold) (2)	$	N/A	$1,019	—%
Cash costs ($/oz gold sold) (3)	$	N/A	$1,020	—%
AISC ($/oz gold sold) (3)	$	N/A	$2,507	—%
(1)Operations at Çöpler were suspended on February 13, 2024 following the Çöpler Incident and have not restarted. As a result, operating data for the three months ended June 30, 2025 and 2024 are not presented.
(2)Excludes depreciation, depletion, and amortization.
(3)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Çöpler. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to cost of sales, which is the comparable GAAP financial measure.
Three months ended June 30, 2025 compared to three months ended June 30, 2024
Operations remained suspended following the Çöpler Incident on February 13, 2024. Care and maintenance expense for the three months ended June 30, 2025 and 2024 of $36.7 million and $30.6 million, respectively, was recorded which represents direct costs not associated with the environmental reclamation and remediation costs and depreciation.
Six months ended June 30, 2025 compared to six months ended June 30, 2024
Operations were suspended following the Çöpler Incident on February 13, 2024. Care and maintenance expense for the six months ended June 30, 2025 and 2024 of $72.5 million and $45.0 million, respectively, was recorded which represents direct costs not associated with the environmental reclamation and remediation costs and depreciation.

Marigold, USA

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Data	2025	2024	Change (%)	2025	2024	Change (%)
Gold produced (oz)	35,906	25,691	39.8%	74,492	60,371	23.4%
Gold sold (oz)	35,589	25,450	39.8%	75,997	62,319	21.9%
Average realized gold price ($/oz sold)	$3,337	$2,391	39.6%	$3,104	$2,203	40.9%

Ore mined (kt)	3,425	7,474	(54.2)%	8,781	13,196	(33.5)%
Waste removed (kt)	20,912	18,778	11.4%	41,367	39,365	5.1%
Total material mined (kt)	24,337	26,252	(7.3)%	50,148	52,561	(4.6)%

Ore stacked (kt)	3,426	7,474	(54.2)%	8,782	13,169	(33.3)%
Gold grade stacked (g/t)	0.62	0.20	210.0%	0.44	0.17	158.8%

Cost of sales (1)	$56,376	$39,237	43.7%	$115,102	$88,308	30.3%
Cost of sales ($/oz gold sold) (1)	$1,584	$1,542	2.7%	$1,515	$1,417	6.9%
Cash costs ($/oz gold sold) (2)	$1,586	$1,542	2.9%	$1,516	$1,418	6.9%
AISC ($/oz gold sold) (2)	$1,977	$2,065	(4.3)%	$1,864	$1,690	10.3%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Marigold. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Three months ended June 30, 2025 compared to three months ended June 30, 2024
Gold production increased 39.8% due to higher gold grade stacked, partially offset by fewer tonnes stacked. Revenue increased by $57.9 million, or 95.1%, of which $33.7 million was the result of higher average realized gold price and $24.3 million was the result of more gold ounces sold. Cost of sales increased by $17.1 million, or 43.7%, due to higher gold ounces sold and higher royalty expense resulting from higher average realized gold prices during 2025. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 2.7% and 2.9%, respectively, due to the higher mining costs discussed above, partially offset by more gold ounces sold. AISC per ounce of gold sold decreased 4.3% as a result of more gold ounces sold.
Six months ended June 30, 2025 compared to six months ended June 30, 2024
Gold production increased 23.4% due to higher gold grade stacked, partially offset by fewer tonnes stacked. Revenue increased by $98.4 million, or 71.5%, of which $68.5 million was the result of higher average realized gold price and $29.9 million was the result of more gold ounces sold. Cost of sales increased by $26.8 million, or 30.3%, due to higher gold ounces sold and higher royalty expense resulting from higher average realized gold prices during 2025. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 6.9% and 6.9%, respectively, due to the higher mining costs discussed above, partially offset by more gold ounces sold. AISC per ounce of gold sold increased 10.3% due to higher cash costs per ounce of gold sold and higher sustaining capital expenditures during 2025 as compared to 2024.

Cripple Creek & Victor, USA

	Three Months Ended June 30,	Six Months Ended June 30,
Operating Data (1)	2025	2025
Gold produced (oz)	44,062	55,344
Gold sold (oz)	44,800	56,100
Average realized gold price ($/oz sold)	$3,336	$3,282

Ore mined (kt)	3,441	5,265
Waste removed (kt)	4,880	6,451
Total material mined (kt)	8,321	11,716

Ore stacked (kt)	3,519	5,378
Gold grade stacked (g/t)	0.50	0.45

Cost of sales (2)	$50,003	$67,968
Cost of sales ($/oz gold sold) (2)	$1,116	$1,212
Cash costs ($/oz gold sold) (3)	$1,105	$1,199
AISC ($/oz gold sold) (3)	$1,339	$1,427
(1)The operating data presented represents the period from February 28, 2025 to June 30, 2025, the period for which the Company was entitled to the economic benefits of CC&V following the acquisition.
(2)Excludes depreciation, depletion, and amortization.
(3)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at CC&V. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Three and six months ended June 30, 2025 compared to three and six months ended June 30, 2024
The Company acquired CC&V on February 28, 2025 and thus there were no historical results reported for the three and six months ended June 30, 2024. See Note 3 and Note 4 of the Condensed Consolidated Financial Statements for additional information related to CC&V and the CC&V acquisition.

Seabee, Canada

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Data	2025	2024	Change (%)	2025	2024	Change (%)
Gold produced (oz)	10,998	16,709	(34.2)%	36,999	40,482	(8.6)%
Gold sold (oz)	10,350	15,020	(31.1)%	36,350	43,470	(16.4)%
Average realized gold price ($/oz sold)	$3,335	$2,355	41.6%	$3,048	$2,169	40.5%

Ore mined (kt)	66	115	(42.6)%	148	219	(32.4)%

Ore milled (kt)	68	103	(34.0)%	158	218	(27.5)%
Gold mill feed grade (g/t)	5.22	5.40	(3.2)%	7.38	5.99	23.2%
Gold recovery (%)	96.6	95.5	1.5%	97.0	96.0	1.0%

Cost of sales (1)	$18,473	$17,275	6.9%	$41,604	$41,708	(0.2)%
Cost of sales ($/oz gold sold) (1)	$1,785	$1,150	55.2%	$1,145	$959	19.4%
Cash costs ($/oz gold sold) (2)	$1,786	$1,152	55.0%	$1,145	$960	19.3%
AISC ($/oz gold sold) (2)	$2,708	$1,626	66.5%	$1,754	$1,488	17.9%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Seabee. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Three months ended June 30, 2025 compared to three months ended June 30, 2024
Gold production decreased 34.2% as a result of the temporary suspension of operations due to wildfires during the second quarter of 2025. Revenue decreased by $0.8 million, or 2.4%, of which $11.0 million was a result of fewer gold ounces sold, partially offset by an increase of $10.2 million due to higher average realized gold price. Cost of sales increased by $1.2 million, or 6.9%, as a result of higher site support costs. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased by 55.2% and 55.0%, respectively, as a result of fewer ore tonnes mined and milled due to the temporary suspension of operations. AISC per ounce of gold sold increased 66.5% due to an increase in sustaining capital expenditures and fewer ounces sold.
Six months ended June 30, 2025 compared to six months ended June 30, 2024
Gold production decreased 8.6% as a result of the temporary suspension of operations due to wildfires during the second quarter of 2025. Revenue increased by $16.3 million, or 17.3%, of which $32.0 million was a result of higher average realized gold price, partially offset by $15.7 million was a result of fewer gold ounces sold. Cost of sales was consistent for the six months ended June 30, 2025 and 2024. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 19.4% and 19.3%, respectively, as a result of fewer ore tonnes mined and milled due to unplanned mill maintenance and the temporary suspension of operations. AISC per ounce of gold sold increased 17.9% due to fewer ounces sold.

Puna, Argentina

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Data	2025	2024	Change (%)	2025	2024	Change (%)
Silver produced ('000 oz)	2,849	2,731	4.3%	5,354	4,646	15.2%
Silver sold ('000 oz)	2,534	2,489	1.8%	4,909	4,148	18.3%
Lead produced ('000 lb)	13,877	13,291	4.4%	25,365	23,289	8.9%
Lead sold ('000 lb)	12,058	12,385	(2.6)%	24,111	21,050	14.5%
Zinc produced ('000 lb)	1,125	859	31.0%	1,883	2,076	(9.3)%
Zinc sold ('000 lb)	1,279	1,419	(9.9)%	1,541	1,929	(20.1)%
Gold equivalent sold (oz) (1)	25,997	30,720	(15.4)%	52,396	49,115	6.7%
Average realized silver price ($/oz)	$35.24	$30.22	16.6%	$33.90	$27.01	25.5%

Ore mined (kt)	475	668	(28.9)%	1,102	931	18.4%
Waste removed (kt)	1,592	1,519	4.8%	2,681	3,029	(11.5)%
Total material mined (kt)	2,067	2,187	(5.5)%	3,783	3,960	(4.5)%

Ore milled (kt)	492	470	4.7%	946	887	6.7%
Silver mill feed grade (g/t)	186.62	186.31	0.2%	182.38	168.53	8.2%
Lead mill feed grade (%)	1.36	1.34	1.5%	1.29	1.25	3.2%
Zinc mill feed grade (%)	0.26	0.18	44.4%	0.23	0.22	4.5%
Silver recovery (%)	96.5	97.0	(0.5)%	96.5	96.7	(0.2)%
Lead recovery (%)	94.0	95.7	(1.8)%	94.3	94.9	(0.6)%
Zinc recovery (%)	39.6	46.4	(14.7)%	39.6	48.0	(17.5)%

Cost of sales (2)	$38,096	$40,070	(4.9)%	$74,915	$68,044	10.1%
Cost of sales ($/oz silver sold) (2)	$15.03	$16.10	(6.6)%	$15.26	$16.41	(7.0)%
Cost of sales ($/oz gold equivalent sold) (1, 2)	$1,465	$1,304	12.3%	$1,430	$1,385	3.2%
Cash costs ($/oz silver sold) (3)	$9.98	$11.38	(12.3)%	$10.45	$11.75	(11.1)%
Cash costs ($/oz gold equivalent sold) (1, 3)	$972	$922	5.4%	$979	$992	(1.3)%
AISC ($/oz silver sold) (3)	$12.57	$15.19	(17.2)%	$12.85	$15.36	(16.3)%
AISC ($/oz gold equivalent sold) (1, 3)	$1,225	$1,231	(0.5)%	$1,204	$1,297	(7.2)%
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

Three months ended June 30, 2025 compared to three months ended June 30, 2024
Silver production increased 4.3% due to more ore tonnes milled. Revenue increased by $13.6 million, or 15.3%, primarily due to a $12.7 million increase as a result of higher average realized silver price and a $1.4 million increase as a result of higher silver ounces sold, partially offset by a $0.4 million decrease due to lower average realized lead price and a $0.3 million decrease as a result of a lower volume of lead concentrate sold. Cost of sales decreased by $2.0 million, or 4.9%, due to lower mill maintenance costs. Cost of sales per ounce of silver sold decreased by 6.6% due to lower mill maintenance costs and higher mill throughput. Cash costs per ounce of silver sold decreased by 12.3% due to lower cost of sales per ounce of silver sold and lower treatment and refining charges. AISC per ounce of silver sold decreased by 17.2%, due to lower cash costs per ounce of silver sold and lower reclamation cost accretion and amortization.
Six months ended June 30, 2025 compared to six months ended June 30, 2024
Silver production increased 15.2% due to more ore tonnes milled. Revenue increased by $56.0 million, or 41.7%, primarily due to a $33.8 million increase as a result of higher average realized silver price and a $20.5 million increase as a result of more silver ounces sold. Cost of sales increased by $6.9 million, or 10.1%, due to more ounces of silver sold. Cost of sales per ounce of silver sold decreased by 7.0% due to higher silver mill feed grade and a lower strip ratio. Cash costs per silver ounce of silver sold decreased by 11.1% due to lower cost of sales per ounce of silver sold and lower treatment and refining charges. AISC per ounce of silver sold decreased by 16.3% due to lower cash costs per ounce of silver sold and lower reclamation cost accretion and amortization.

Liquidity and Capital Resources
The Company analyzes its liquidity position, taking into consideration its available cash and cash equivalents; expected revenues and operating and capital expenditures; potential penalties and fines, restitution, and legal obligations; estimates of reclamation and remediation related costs; and care and maintenance expenditures at Çöpler over the next twelve months. As of June 30, 2025, the Company had $412.1 million of cash and cash equivalents, and the Company has no borrowings outstanding on the Second Amended Credit Agreement at this time. Each of the Company’s mines operates independently and are not dependent on cash flows or operational synergies. Based on this analysis, the Company believes that its current liquidity position is sufficient to sustain the operational needs of the Company for the next twelve months without needing to borrow under its Second Amended Credit Agreement. The Company may still elect to borrow under the Second Amended Credit Agreement or seek alternate sources of capital for any liquidity needs. All debts, liabilities and obligations under the Second Amended Credit Agreement are guaranteed by the Company’s material subsidiaries and secured by certain of the Company’s assets and material subsidiaries and pledges of the securities of the Company’s material subsidiaries, but does not include the Çöpler assets and subsidiaries and other Alacer entities.
To borrow under the Second Amended Credit Agreement, the Company will be required to satisfy certain financial ratios related to interest coverage and net leverage and make certain representations and warranties on a quarterly basis, including assessing financial ratios over a twelve-month period. Subject to the timing of any borrowings we may make under the Second Amended Credit Agreement, if any, we may be required to seek an amendment from the lenders to permit borrowings if we cannot meet the financial ratios or other requirements due to lower cash flows resulting from the Çöpler Incident or otherwise. As of June 30, 2025, the Company was in compliance with its covenants.
The Company manages its liquidity risk through the planning, budgeting and forecasting process, which is reviewed and updated on a regular basis, to help determine the funding requirements to support its current operations, expansion and development plans, and by managing its capital structure.
Cash and Cash Equivalents
At June 30, 2025, the Company had $412.1 million of cash and cash equivalents, a increase of $24.2 million from December 31, 2024. Refer to the Cash Flows section below for additional detail of the Company’s cash flow activities. The Company held $355.7 million of its cash and cash equivalents balance in USD. Additionally, the Company held cash and cash equivalents of $47.9 million, $5.6 million and $2.8 million in ARS, CAD and TRY, respectively.
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
Debt
The 2019 Notes were reclassified from Debt, non-current to Current portion of debt in the Condensed Consolidated Financial Statements as of June 30, 2025 due to the holder right of redemption at par plus accrued and unpaid interest, which is payable on April 1, 2026 following a twenty business day notice period. Refer to Part II, Item 8, Note 20 in the Annual Report on Form 10-K for further details.
Cash Dividends
During the three and six months ended June 30, 2025 and 2024, the Company declared no dividends.

Cash Flows
The following table summarizes the Company's cash flow activity for six months ended June 30:

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$242,646	$(53,501)
Cash used in investing activities	(222,753)	(68,462)
Cash provided by (used in) financing activities	10,531	(9,332)
Effect of foreign exchange rate changes on cash and cash equivalents	(6,202)	(2,791)
Increase (decrease) in cash, cash equivalents and restricted cash	24,222	(134,086)
Cash, cash equivalents, and restricted cash, beginning of period	387,882	492,494
Cash, cash equivalents, and restricted cash, end of period	$412,104	$358,408
Cash provided by operating activities
For the six months ended June 30, 2025, cash provided by (used in) operating activities was $242.6 million compared to $(53.5) million for the six months ended June 30, 2024. The change in cash provided by (used in) operating activities is primarily due to $307.0 million increase in revenues attributable to 45.9% higher average realized gold price and 29.8% increase in gold ounces sold, and $44.4 million of business interruption insurance proceeds received associated with the Çöpler Incident.
Cash used in investing activities
For the six months ended June 30, 2025, cash used in investing activities was $222.8 million compared to $68.5 million for the six months ended June 30, 2024. The increase of $154.3 million of cash used in investing activities is primarily due to the $108.7 million used for the acquisition of CC&V, $32.8 million in higher capital expenditures, and $42.1 million in increased purchases of marketable securities. The increases were partially offset by $33.2 million in higher net proceeds from the sale of marketable securities when compared to the six months ended June 30, 2024.
Cash provided by (used in) financing activities
For the six months ended June 30, 2025, cash provided by (used in) financing activities was $10.5 million compared to $(9.3) million for the six months ended June 30, 2024. The change in cash provided by (used in) financing activities was primarily due to an increase of $9.5 million of proceeds from related party debt and a $9.8 million decrease in the purchases and cancellation of common shares in 2025 as compared to 2024.
Contractual Obligations
Except as discussed below, there have been no material changes in the Company’s contractual obligations since December 31, 2024.
During the six months ended June 30, 2025, the Company became liable for milestone-based payments totaling up to $175.0 million in connection with the acquisition of CC&V. Refer to Note 3 of the Condensed Consolidated Financial Statements for further details regarding the CC&V acquisition.
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

The following tables provide a reconciliation of cost of sales to cash costs and AISC:

	Three Months Ended June 30, 2025
(in thousands, unless otherwise noted)	Çöpler	Marigold	CC&V	Seabee	Puna	Corporate	Total
Cost of sales (GAAP) (1)	$—	$56,376	$50,003	$18,473	$38,096	$—	$162,948
By-product credits	—	(33)	(501)	(15)	(12,146)	—	(12,695)
Treatment and refining charges	—	92	—	23	(669)	—	(554)
Cash costs (non-GAAP)	—	56,435	49,502	18,481	25,281	—	149,699
Sustaining capital and lease related expenditures	2,368	11,770	6,656	8,762	4,023	—	33,579
Sustaining exploration and evaluation expense	—	1,447	—	—	—	—	1,447
Care and maintenance (2)	21,802	—	—	234	—	—	22,036
Reclamation cost accretion and amortization	423	691	3,838	555	2,545	—	8,052
General and administrative expense and stock-based compensation expense	—	—	—	—	—	26,634	26,634
Total AISC (non-GAAP)	$24,593	$70,343	$59,996	$28,032	$31,849	$26,634	$241,447

Gold sold (oz)	—	35,589	44,800	10,350	—	—	90,739
Silver sold (oz)	—	—	—	—	2,534,393	—	2,534,393
Gold equivalent sold (oz) (3)	—	35,589	44,800	10,350	25,997	—	116,736

Cost of sales per gold equivalent ounce sold (1)(3)	N/A	$1,584	$1,116	$1,785	$1,465	N/A	$1,396
Cash cost per gold ounce sold	N/A	$1,586	$1,105	$1,786	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	N/A	$9.98	N/A	N/A
Cash cost per gold equivalent ounce sold (3)	N/A	$1,586	$1,105	$1,786	$972	N/A	$1,282
AISC per gold ounce sold	N/A	$1,977	$1,339	$2,708	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	N/A	$12.57	N/A	N/A
AISC per gold equivalent ounce sold (3)	N/A	$1,977	$1,339	$2,708	$1,225	N/A	$2,068
(1)Excludes depreciation, depletion, and amortization.
(2)Care and maintenance expense only includes direct costs not associated with environmental reclamation and remediation costs, as depreciation is not included in the calculation of AISC.
(3)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations. Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Three Months Ended June 30, 2024
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP) (1)	$—	$39,237	$17,275	$40,070	—	$96,582
By-product credits	—	(61)	(14)	(13,783)	—	(13,858)
Treatment and refining charges	—	74	45	2,038	—	2,157
Cash costs (non-GAAP)	—	39,250	17,306	28,325	—	84,881
Sustaining capital and lease related expenditures	4,602	12,432	6,201	3,550	—	26,785
Sustaining exploration and evaluation expense	—	274	—	—	—	274
Care and maintenance(2)	17,283	—	—	—	—	17,283
Reclamation cost accretion and amortization	493	605	922	5,926	—	7,946
General and administrative expense and stock-based compensation expense	—	—	—	—	13,452	13,452
Total AISC (non-GAAP)	$22,378	$52,561	$24,429	$37,801	$13,452	$150,621

Gold sold (oz)	—	25,450	15,020	—	—	40,470
Silver sold (oz)	—	—	—	2,489,064	—	2,489,064
Gold equivalent sold (oz) (3)	—	25,450	15,020	30,720	—	71,190

Cost of sales per gold equivalent ounce sold (1)(3)	N/A	$1,542	$1,150	$1,304	N/A	$1,357
Cash cost per gold ounce sold	N/A	$1,542	$1,152	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$11.38	N/A	N/A
Cash cost per gold equivalent ounce sold (3)	N/A	$1,542	$1,152	$922	N/A	$1,192
AISC per gold ounce sold	N/A	$2,065	$1,626	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$15.19	N/A	N/A
AISC per gold equivalent ounce sold (3)	N/A	$2,065	$1,626	$1,231	N/A	$2,116
(1)Excludes depreciation, depletion, and amortization.
(2)Care and maintenance expense only includes direct costs not associated with environmental reclamation and remediation costs, as depreciation is not included in the calculation of AISC.
(3)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations. Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Six Months Ended June 30, 2025
(in thousands, unless otherwise noted)	Çöpler	Marigold	CC&V	Seabee	Puna	Corporate	Total
Cost of sales (GAAP)(1)	$—	$115,102	$67,968	$41,604	$74,915	$—	$299,589
By-product credits	—	(71)	(714)	(40)	(23,255)	—	(24,080)
Treatment and refining charges	—	158	5	66	(344)	—	(115)
Cash costs (non-GAAP)	—	115,189	67,259	41,630	51,316	—	275,394
Sustaining capital and lease related expenditures	4,621	23,439	7,667	20,510	5,977	—	62,214
Sustaining exploration and evaluation expense	—	1,674	—	—	—	—	1,674
Care and maintenance (2)	42,358	—	—	234	—	—	42,592
Reclamation cost accretion and amortization	845	1,363	5,117	1,388	5,804	—	14,517
General and administrative expense and stock-based compensation expense	—	—	—	—	—	50,529	50,529
Total AISC (non-GAAP)	$47,824	$141,665	$80,043	$63,762	$63,097	$50,529	$446,920

Gold sold (oz)	—	75,997	56,100	36,350		—	168,447
Silver sold (oz)	—	—	—	—	4,908,738	—	4,908,738
Gold equivalent sold (oz) (3)	—	75,997	56,100	36,350	52,396	—	220,843

Cost of sales per gold equivalent ounce sold(1)(3)	N/A	$1,515	$1,212	$1,145	$1,430	N/A	$1,357
Cash cost per gold ounce sold	N/A	$1,516	$1,199	$1,145	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	N/A	$10.45	N/A	N/A
Cash cost per gold equivalent ounce sold (3)	N/A	$1,516	$1,199	$1,145	$979	N/A	$1,247
AISC per gold ounce sold	N/A	$1,864	$1,427	$1,754	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	N/A	$12.85	N/A	N/A
AISC per gold equivalent ounce sold (3)	N/A	$1,864	$1,427	$1,754	$1,204	N/A	$2,024
(1)Excludes depreciation, depletion, and amortization.
(2)Care and maintenance expense only includes direct costs not associated with environmental reclamation and remediation costs, as depreciation is not included in the calculation of AISC.
(3)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations. Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Six Months Ended June 30, 2024
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP)(1)	$24,423	$88,308	$41,708	$68,044	$—	$222,483
By-product credits	(345)	(62)	(39)	(22,848)	—	(23,294)
Treatment and refining charges	351	147	80	3,520	—	4,098
Cash costs (non-GAAP)	24,429	88,393	41,749	48,716	—	203,287
Sustaining capital and lease related expenditures	9,689	14,737	21,106	6,909	—	52,441
Sustaining exploration and evaluation expense	—	628	—	—	—	628
Care and maintenance(2)	24,961	—	—	—	—	24,961
Reclamation cost accretion and amortization	978	1,540	1,849	8,075	—	12,442
General and administrative expense and stock-based compensation expense	—	—	—	—	26,312	26,312
Total AISC (non-GAAP)	$60,057	$105,298	$64,704	$63,700	$26,312	$320,071

Gold sold (oz)	23,960	62,319	43,470	—	—	129,749
Silver sold (oz)	—	—	—	4,147,685	—	4,147,685
Gold equivalent sold (oz) (3)	23,960	62,319	43,470	49,115	—	178,864

Cost of sales per gold equivalent ounce sold(1)(3)	$1,019	$1,417	$959	$1,385	N/A	$1,244
Cash cost per gold ounce sold	$1,020	$1,418	$960	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$11.75	N/A	N/A
Cash cost per gold equivalent ounce sold (3)	$1,020	$1,418	$960	$992	N/A	$1,137
AISC per gold ounce sold	$2,507	$1,690	$1,488	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$15.36	N/A	N/A
AISC per gold equivalent ounce sold (3)	$2,507	$1,690	$1,488	$1,297	N/A	$1,789
(1)Excludes depreciation, depletion, and amortization.
(2)Care and maintenance expense only includes direct costs not associated with environmental reclamation and remediation costs, as depreciation is not included in the calculation of AISC.
(3)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average LBMA prices for the period. The Company does not include by-products in the gold equivalent ounce calculations. Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

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
The following table provides a reconciliation of Net income (loss) attributable to SSR Mining shareholders to adjusted net income (loss) attributable to SSR Mining shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share)	2025	2024	2025	2024
Net income (loss) attributable to SSR Mining shareholders (GAAP)	$90,075	$9,693	$148,856	$(277,389)
Interest saving on 2019 Notes, net of tax	1,247	—	2,479	—
Net income (loss) used in the calculation of diluted net income per share	$91,322	$9,693	$151,335	$(277,389)

Weighted-average shares used in the calculation of net income (loss) per share
Basic	202,774	202,133	202,598	202,244
Diluted	216,989	202,407	216,691	202,244

Net income (loss) per share attributable to SSR Mining shareholders (GAAP)
Basic	$0.44	$0.05	$0.73	$(1.37)
Diluted	$0.42	$0.05	$0.70	$(1.37)

Adjustments:
CC&V transaction and integration costs	4,958	—	11,753	—
Effects of the Çöpler Incident (1)	52,179	—	53,430	321,954
Insurance proceeds received related to the Çöpler Incident (2)	(35,527)	—	(35,527)	—
Change in fair value of marketable securities	(2,065)	(3,602)	(3,721)	(6,419)
Income tax impact related to above adjustments	1,857	573	954	1,021
Inflationary impacts on tax balances	(1,403)	825	(4,098)	(9,168)
Adjusted net income (loss) attributable to SSR Mining shareholders (Non-GAAP)	$110,074	$7,489	$171,647	$29,999

Adjusted net income (loss) per share attributable to SSR Mining shareholders (Non-GAAP)
Basic	$0.54	$0.04	$0.85	$0.15
Diluted (3)	$0.51	$0.04	$0.80	$0.15
(1)For the three months ended June 30, 2025, the effects of the Çöpler Incident represent (1) reclamation costs of $7.5 million (presented net of pre-tax attributable non-controlling interest of $1.9 million) and remediation costs of $42.8 million (presented net of pre-tax attributable non-controlling interest of $10.7 million) and (2) contingencies and expenses of $1.8 million (presented net of pre-tax attributable non-controlling interest of $0.5 million).

For the six months ended June 30, 2025, the effects of the Çöpler Incident represent (1) reclamation costs of $7.5 million (presented net of pre-tax attributable non-controlling interest of $1.9 million) and remediation costs of $42.8 million (presented net of pre-tax attributable non-controlling interest of $10.7 million) and (2) contingencies and expenses of $3.1 million (presented net of pre-tax attributable non-controlling interest of $0.8 million).

For the six months ended June 30, 2024, the effects of the Çöpler Incident represent (1) reclamation costs of $9.0 million (presented net of pre-tax attributable non-controlling interest of $2.2 million) and remediation costs of $209.3 million (presented net of pre-tax attributable non-controlling interest of $52.4 million); (2) impairment charges of $91.4 million (presented net of pre-tax attributable non-controlling interest of $22.8 million) related to plans to permanently close the heap leach pad; and (3) contingencies and expenses of $12.3 million (presented net of pre-tax attributable non-controlling interest of $3.0 million).
(2)For the three and six months ended June 30, 2025, represents $35.5 million (presented net of pre-tax attributable non-controlling interest of $8.9 million) of business interruption insurance proceeds received associated with the Çöpler Incident.
(3)Adjusted net income (loss) per diluted share attributable to SSR Mining shareholders is calculated using diluted common shares, which are calculated in accordance with GAAP. For the three months ended June 30, 2024, $1.2 million interest saving on 2019 Notes, net of tax, and dilutive potential shares of approximately 12.9 million were excluded from the computation of diluted loss per common share attributable to SSR Mining shareholders in the Condensed Consolidated Statement of Operations as they were antidilutive. For the six months ended June 30, 2024, $2.5 million interest saving on 2019 Notes, net of tax, and dilutive potential shares of approximately 12.9 million were excluded from the computation of diluted loss per common share attributable to SSR Mining shareholders in the Condensed Consolidated Statement of Operations as they were antidilutive. These interest savings and shares were included in the computation of adjusted net income (loss) per diluted share attributable to SSR Mining shareholders for the six months ended June 30, 2024.

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
The following is a reconciliation of Net income (loss) attributable to SSR Mining shareholders to EBITDA and adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income (loss) attributable to SSR Mining shareholders (GAAP)	$90,075	$9,693	$148,856	$(277,389)
Net income (loss) attributable to non-controlling interests	(9,713)	(7,229)	(14,048)	(78,309)
Depletion, depreciation and amortization	26,237	23,011	56,850	61,409
Interest expense	4,227	2,105	7,596	6,760
Income and mining tax expense (benefit)	20,233	11,727	29,371	(8,510)
EBITDA (non-GAAP)	131,059	39,307	228,625	(296,039)
CC&V transaction and integration costs	4,958	—	11,753	—
Effects of the Çöpler Incident (1)	65,224	—	66,788	402,443
Insurance proceeds received related to the Çöpler Incident (2)	(44,409)	—	(44,409)	—
Change in fair value of marketable securities	(2,065)	(3,602)	(3,721)	(6,419)
Adjusted EBITDA (non-GAAP)	$154,767	$35,705	$259,036	$99,985
(1)For the three months ended June 30, 2025, the effects of the Çöpler Incident represent (1) reclamation costs of $9.4 million and remediation costs of $53.5 million and (2) contingencies and expenses of $2.3 million.

For the six months ended June 30, 2025, the effects of the Çöpler Incident represent (1) reclamation costs of $9.4 million and remediation costs of $53.5 million and (2) contingencies and expenses of $3.9 million.

For the six months ended June 30, 2024, the effects of the Çöpler Incident represent (1) reclamation costs of $11.2 million and remediation costs of $261.7 million; (2) impairment charges of $114.2 million related to plans to permanently close the heap leach pad; and (3) contingencies and expenses of $15.3 million.
(2)For the three and six months ended June 30, 2025, represents business interruption insurance proceeds received associated with the Çöpler Incident.

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
The following table provides a reconciliation of Cash provided by (used in) operating activities to free cash flow:

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash provided by (used in) operating activities (GAAP)	$242,646	$(53,501)
Expenditures on mineral properties, plant and equipment	(104,962)	(72,211)
Free cash flow (non-GAAP)	$137,684	$(125,712)
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
Insurance Recoveries
Business interruption insurance proceeds are specifically insurance proceeds to recover lost revenues due to a qualifying event as determined by the insurance policy. The Company records business interruption insurance proceeds once the insurance provider acknowledges that the claim is covered and agrees in writing to the amount to be paid for the claim. For the six months ended June 30, 2025, the Company recorded business interruption insurance proceeds to Other operating expense (income), net in the Condensed Consolidated Statements of Operations and are reflected as operating cash flows in the Condensed Consolidated Statements of Cash Flows.

New Accounting Pronouncements
For a discussion of Recently Issued Accounting Pronouncements, see Note 2 of the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks during the three month period ended June 30, 2025.
For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7A of the Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Management assessed the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon its assessment, Management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the most recent quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, the Company and its subsidiaries have become involved in litigation relating to claims arising out of operations in the normal course of business. Information regarding legal proceedings is contained in Note 21 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.
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
Additionally, two putative securities class actions, Glenna Padley v. SSR Mining Inc., et. al. (the “Padley Action”) and Abdurrazag Mutat v. SSR Mining Inc., et al. (the “Mutat Action”), were filed on March 27, 2024, and April 23, 2024, respectively, in the Supreme Court of British Columbia (the “BC Actions”). Two additional putative securities class actions, Chao Liang v. SSR Mining Inc., et. al. (the “Liang Action”) and Michael Jones v. SSR Mining., et. al. (the “Jones Action”), were filed on April 5, 2024, and May 1, 2024, respectively, in the Ontario Superior Court of Justice (the “Ontario Actions” and together with the BC Actions, the “Canadian Securities Actions”). The Canadian Securities Actions assert claims for alleged misrepresentations by the Defendants at common law and in contravention of applicable Provincial securities law disclosure obligations. On August 9, 2024, carriage of the proposed Ontario Actions was granted to the Liang Action, and on April 11, 2025, carriage of the proposed BC Actions was granted to the Padley Action. The Jones Action and Mutat Action are stayed as of such decisions.
The Consolidated US Securities Action and Canadian Securities Actions seek unspecified compensatory damages on behalf of the putative class members. The Company, along with the Individual Defendants, are defending themselves against these claims.
Certain of the Company’s subsidiaries are or may become subject to putative wage and hour class action litigation in Colorado and Nevada. These actions seek unspecified damages on behalf of the putative class members related to alleged violations of federal, state and municipal wage and hour laws. The Company is defending its subsidiaries against these claims.
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
There were no unregistered sales of equity securities during the quarter ended June 30, 2025.
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

SSR MINING INC. Registrant
Date: August 5, 2025	/s/ Michael J. Sparks
Name: Michael J. Sparks Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2025	/s/ Russell Farnsworth
Name: Russell Farnsworth Title: Vice President, Controller (Principal Accounting Officer)