Form 10-Q
period 2025-09-30
SSR MINING INC.
filed 2025-11-04
CIK 921638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
  ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes    ☒ No
There were 203,001,139 common shares outstanding on October 31, 2025.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SSR Mining Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands except per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$385,839	$257,356	$1,107,912	$672,431
Operating costs and expenses:
Cost of sales (1)	165,682	138,281	465,271	360,764
Depreciation, depletion, and amortization	28,218	30,443	85,068	91,852
General and administrative expense	40,228	19,016	90,757	45,329
Exploration and evaluation	10,376	11,364	24,044	32,850
Reclamation and remediation costs	7,135	2,414	81,305	280,146
Impairment charges of long-lived and other assets	—	369	—	114,599
Care and maintenance	37,291	39,374	110,813	84,339
Other operating expense (income), net	13,576	7,058	(8,455)	19,219
Operating income (loss)	83,333	9,037	259,109	(356,667)
Other income (expense):
Interest expense	(3,584)	(2,942)	(11,180)	(9,702)
Other income (expense)	5,269	8,575	17,799	17,310
Foreign exchange gain (loss)	(12,837)	(7,521)	(29,082)	(7,558)
Total other income (expense)	(11,152)	(1,888)	(22,463)	50
Income (loss) before income and mining taxes	72,181	7,149	236,646	(356,617)
Income and mining tax benefit (expense)	(14,950)	(869)	(44,321)	7,641
Equity income (loss) of affiliates	(139)	(29)	(425)	(471)
Net income (loss)	57,092	6,251	191,900	(349,447)
Net loss (income) attributable to non-controlling interest	8,349	4,306	22,397	82,615
Net income (loss) attributable to SSR Mining shareholders	$65,441	$10,557	$214,297	$(266,832)

Weighted average common shares
Basic	202,783	202,140	202,660	202,209
Diluted	217,464	202,447	217,018	202,209

Net income (loss) per share attributable to SSR Mining shareholders
Basic	$0.32	$0.05	$1.06	$(1.32)
Diluted	$0.31	$0.05	$1.00	$(1.32)
(1) Excludes depreciation, depletion, and amortization.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income (loss)	$191,900	$(349,447)
Adjustments for:
Depreciation, depletion, and amortization	85,068	91,852
Reclamation and remediation costs	81,305	280,146
Payments for reclamation and remediation liabilities	(17,325)	(126,848)
Deferred income taxes	(30,365)	(31,676)
Stock-based compensation	40,658	562
Change in fair value of marketable securities	(6,742)	(6,749)
Non-cash fair value adjustment on acquired inventories	—	2,830
Loss (gain) on sale and disposal of assets, net	1,533	(5,133)
Impairment charges of long-lived and other assets	—	114,599
Change in fair value of deferred consideration	6,542	(2,208)
Other taxes	2,277	4,865
Loss on foreign exchange	26,405	10,448
Non-cash care and maintenance	45,860	35,157
Other operating activities	5,904	4,374
Net change in operating assets and liabilities	(133,218)	(77,621)
Net cash provided by (used in) operating activities	299,802	(54,849)

Investing activities
Additions to mineral properties, plant and equipment	(164,519)	(104,961)
Acquisitions, net	(105,960)	—
Purchases of marketable securities	(84,443)	(22,262)
Net proceeds from sale of marketable securities	67,911	19,268
Proceeds from sale of mineral properties, plant and equipment	—	4,853
Other investing activities	656	(454)
Net cash used in investing activities	(286,355)	(103,556)

Financing activities
Repayment of debt, principal	—	(920)
Proceeds from the issuance of debt, related party	24,300	18,375
Repurchase of common shares	—	(9,825)
Principal payments on finance leases	(3,573)	(3,020)
Net cash provided by financing activities	20,727	4,610
Effect of foreign exchange rate changes on cash and cash equivalents	(12,724)	(4,358)
Net increase (decrease) in cash, cash equivalents, and restricted cash	21,450	(158,153)
Cash, cash equivalents, and restricted cash beginning of period	387,882	492,494
Cash, cash equivalents, and restricted cash end of period	$409,332	$334,341

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$409,332	$334,341
Restricted cash	—	—
Total cash, cash equivalents, and restricted cash	$409,332	$334,341
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$409,332	$387,882
Marketable securities	36,088	29,465
Trade and other receivables	121,652	124,438
Inventories	586,162	464,074
Prepaids and other current assets	28,308	23,175
Prepaids, related party	24,532	—
Total current assets	1,206,074	1,029,034

Mineral properties, plant and equipment, net	4,116,070	3,782,867
Inventories	495,035	291,212
Deferred income tax assets	11,301	7,602
Other non-current assets	79,333	78,305
Total assets (1)	$5,907,813	$5,189,020

LIABILITIES
Accounts payable	$41,203	$30,538
Accrued liabilities and other	186,176	139,381
Reclamation and remediation liabilities	28,307	33,166
Finance lease liabilities	4,956	4,792
Current portion of debt	229,365	—
Current portion of debt, related party	11,000	11,000
Total current liabilities	501,007	218,877

Debt	—	228,572
Debt, related party	42,089	17,789
Finance lease liabilities	77,622	81,373
Reclamation and remediation liabilities	604,825	312,671
Deferred income tax liabilities	320,311	327,277
Contingent consideration liabilities	178,306	29,642
Other non-current liabilities	39,160	25,958
Total liabilities (1)	1,763,320	1,242,159

EQUITY
Common shares – unlimited authorized common shares with no par value; 202,786 and 202,369 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2,999,410	2,993,678
Retained earnings	327,662	113,365
SSR Mining’s shareholders’ equity	3,327,072	3,107,043
Non-controlling interest	817,421	839,818
Total equity	4,144,493	3,946,861
Total liabilities and equity	$5,907,813	$5,189,020

SSR Mining Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)
(1) The consolidated assets as of September 30, 2025 and December 31, 2024 include $3,452.2 million and $3,426.1 million, respectively, of assets of variable interest entities (“VIEs”) that can only be used to settle the obligations of the VIEs. As of September 30, 2025 and December 31, 2024, the assets include Cash and cash equivalents of $10.9 million and $17.5 million, respectively; Trade and other receivables of $4.5 million and $2.6 million, respectively; Inventories, current of $58.1 million and $59.2 million, respectively; Prepaids and other current assets of $14.1 million and $3.7 million, respectively; Prepaids, related party of $24.5 million and nil, respectively; Mineral properties, plant and equipment, net of $3,091.5 million and $3,089.5 million, respectively; Inventories, non-current of $245.3 million and $246.5 million, respectively; and Other non-current assets of $3.3 million and $7.2 million, respectively. The consolidated liabilities as of September 30, 2025 and December 31, 2024 include $573.2 million and $538.4 million, respectively, of liabilities of VIEs whose creditors have no recourse to the Company. As of September 30, 2025 and December 31, 2024, the liabilities include Accounts payable of $16.4 million and $8.5 million, respectively; Accrued liabilities and other of $27.6 million and $23.5 million, respectively; Reclamation and remediation liabilities, current of $18.0 million and $33.1 million, respectively; Finance lease liabilities, non-current of $77.6 million and $81.4 million, respectively; Reclamation and remediation liabilities, non-current of $220.7 million and $155.0 million, respectively; Deferred income tax liabilities of $167.8 million and $197.7 million, respectively; and Other non-current liabilities of $45.1 million and $39.4 million, respectively.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Common shares
	Number of shares	Amount	Retained earnings	Total equity attributable to SSR Mining shareholders	Non-controlling interest	Total equity
Balance as of December 31, 2024	202,369	$2,993,678	$113,365	$3,107,043	$839,818	$3,946,861
Settlement of restricted share units (RSUs)	169	—	—	—	—	—
Equity-settled stock-based compensation	—	2,301	—	2,301	—	2,301
Net income (loss)	—	—	58,781	58,781	(4,335)	54,446
Balance as of March 31, 2025	202,538	$2,995,979	$172,146	$3,168,125	$835,483	$4,003,608
Settlement of RSUs	242	—	—	—	—	—
Equity-settled stock-based compensation	—	1,641	—	1,641	—	1,641
Net income (loss)	—	—	90,075	90,075	(9,713)	80,362
Balance as of June 30, 2025	202,780	$2,997,620	$262,221	$3,259,841	$825,770	$4,085,611
Settlement of RSUs	6	—	—	—	—	—
Equity-settled stock-based compensation	—	1,790	—	1,790	—	1,790
Net income (loss)	—	—	65,441	65,441	(8,349)	57,092
Balance as of September 30, 2025	202,786	$2,999,410	$327,662	$3,327,072	$817,421	$4,144,493

SSR Mining Inc.
Condensed Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Common shares
	Number of shares	Amount	Retained earnings	Total equity attributable to SSR Mining shareholders	Non-controlling interest	Total equity
Balance as of December 31, 2023	202,952	$3,005,015	$368,065	$3,373,080	$931,123	$4,304,203
Repurchase of common shares	(1,117)	(16,402)	6,577	(9,825)	—	(9,825)
Settlement of restricted share units (RSUs)	255	—	—	—	—	—
Equity-settled stock-based compensation	—	2,612	—	2,612	—	2,612
Net income (loss)	—	—	(287,082)	(287,082)	(71,080)	(358,162)
Balance as of March 31, 2024	202,090	$2,991,225	$87,560	$3,078,785	$860,043	$3,938,828
Settlement of RSUs	6	—	—	—	—	—
Equity-settled stock-based compensation	—	(150)	—	(150)	—	(150)
Net income (loss)	—	—	9,693	9,693	(7,229)	2,464
Balance as of June 30, 2024	202,096	$2,991,075	$97,253	$3,088,328	$852,814	$3,941,142
Settlement of RSUs	13	—	—	—	—	—
Equity-settled stock-based compensation	—	1,364	—	1,364	—	1,364
Net income (loss)	—	—	10,557	10,557	(4,306)	6,251
Balance as of September 30, 2024	202,109	$2,992,439	$107,810	$3,100,249	$848,508	$3,948,757
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
During the second quarter of 2025, the Company temporarily suspended operations at Seabee for approximately two weeks due to power interruptions caused by forest fires to the north of the mine. The Company resumed operations on June 13, 2025.
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
Insurance Recoveries
Business interruption insurance proceeds are specifically insurance proceeds to recover lost revenues due to a qualifying event as determined by the insurance policy. The Company records business interruption insurance proceeds once the insurance provider acknowledges that the claim is covered and agrees in writing to the amount to be paid for the claim. For the nine months ended September 30, 2025, the Company recorded business interruption insurance proceeds to Other operating expense (income), net in the Condensed Consolidated Statements of Operations and are reflected as operating cash flows in the Condensed Consolidated Statements of Cash Flows.
Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) in the United States. Therefore, this information should be read in conjunction with SSR Mining Inc.’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 18, 2025. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. The results for the three and nine month periods ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Recently Issued Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 was issued to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software (referred to as “internal-use software”). The guidance is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2028, and for interim periods within such year, with early adoption permitted. The Company is currently evaluating the impact of the standard on the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2024-03 provides guidance requiring that public business entities to disclose additional information about specific expense categories in the notes to financial statements. The new standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The ASU 2024-03 should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date, or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the standard on the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. The standard is effective beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of the standard on the consolidated financial statements. The Company will adopt the provisions of ASU 2023-09 in the Annual Report on Form 10-K for the year ended December 31, 2025 on a prospective basis. While the standard will require additional disclosures related to the Company’s income taxes, we do not expect this ASU to have a material impact on the consolidated financial statements.
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
Upon completion of an updated regulator-approved closure plan and in the event the aggregate closure costs at CC&V exceed $500.0 million, the Company will be responsible for funding 10% of the incremental closure costs while Newmont will be responsible for funding 90% of the incremental closure costs, either on an as-incurred basis or pursuant to a lump-sum payment option. The Company will account for this as an indemnification asset under the FASB Accounting Standards Codification Topic 805, Business Combinations, and will recognize an asset for 90% of the aggregated closure costs at CC&V in excess of $500.0 million that Newmont will be responsible for funding, with no limit on the maximum cost. As of the Acquisition Date and September 30, 2025, the Company did not recognize an indemnification asset as the recognition criteria had not been met.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The acquisition of CC&V is accounted for as a business combination which requires the measurement of assets acquired and liabilities assumed at their respective fair values at the Acquisition Date. The Acquisition Date fair value of the consideration transferred consists of the following (in thousands):

Cash consideration (1)	$105,960
Contingent consideration (2)	141,764
Total Purchase Price	$247,724
(1)Cash consideration is comprised of $100.0 million in upfront cash and a $6.0 million working capital adjustment. The working capital adjustment was finalized as of September 30, 2025.
(2)The fair value of the contingent consideration is based on a probability weighted discounted cash flow model. The contingent consideration is considered a Level 3 fair value measurement due to certain assumptions that are not based on observable market data (refer to Note 12 for more information). The significant assumptions include probability and timing of milestones and discount rates. The range of the undiscounted amounts the Company could be obligated to pay is between $87.5 million and $175.0 million. During the third quarter of 2025, the Company recorded a $6.3 million adjustment to contingent consideration resulting from a change to the expected timing of achieving certain milestones.
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
As of September 30, 2025, the Company had not fully completed the analysis to assign fair values to all assets acquired and liabilities assumed, and therefore the purchase price allocation for CC&V is preliminary. As of September 30, 2025, remaining items to finalize include the fair value of inventories; mineral properties, plant and equipment; reclamation and remediation liabilities; deferred income tax assets and liabilities, and contingent consideration. The preliminary purchase price allocation will be subject to further refinement as the Company continues to refine its estimates and assumptions based on information available at the Acquisition Date. These refinements may result in material changes to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation adjustments can be made throughout the measurement period, which is not to exceed one year from the Acquisition Date.
The following table presents the preliminary fair values of the assets acquired and liabilities assumed at the Acquisition Date (in thousands):

Assets:
Trade and other receivables	$391
Inventories (1)	190,350
Prepaids and other current assets	919
Mineral properties, plant and equipment (2)	325,357
Total assets	$517,017

Liabilities:
Accounts payable	$13,177
Accrued and other liabilities	15,442
Reclamation liabilities (3)	220,974
Deferred tax liabilities (4)	19,700
Total liabilities	269,293

Total net assets	$247,724
(1)The fair values of inventories were determined based on a net realizable value (“NRV”) approach, whereby the future estimated cash flows from sales of payable metal produced are adjusted for costs to complete. As of September 30, 2025, the Company has recorded measurement period adjustments of $4.1 million to reflect a decrease in the estimated fair value.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(2)The fair value of mineral properties have been estimated using a market approach based on estimated quantities of mineral reserves and mineral resources and in-situ multiples. The fair values of plant and equipment have been estimated using a depreciated replacement cost approach. As of September 30, 2025, the Company has recorded measurement period adjustments of $7.9 million to reflect an increase in the estimated fair value.
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
Revenue for the three and nine months ended September 30, 2025 includes $98.2 million and $283.1 million, respectively, of revenue from the assets acquired in the acquisition of CC&V. Net income attributable to SSR Mining shareholders for the three and nine months ended September 30, 2025 includes net income of $42.5 million and $134.4 million, respectively, from CC&V.
Pro forma financial information
The following unaudited pro forma financial information represents a summary of the historical consolidated results of operations for the three and nine months ended September 30, 2025 and 2024, giving effect to the acquisition as if it had been completed on January 1, 2024. The pro forma financial information is provided for illustrative purposes only and is not intended to represent what the Company’s financial position or results of operations would have been had the acquisition occurred on the assumed date, nor does it purport to project the future operating results or the financial position of the Company following the acquisition.
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
The following table provides unaudited pro forma financial information for the three and nine months ended September 30, 2025 and 2024, as if CC&V had been acquired as of January 1, 2024 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2025	2024
Revenue	$351,289	$1,196,070	$904,984
Net income attributable to SSR Mining shareholders (1)	$47,103	$249,778	$(180,094)
(1)For the three and nine months ended September 30, 2025, net income (loss) includes $7.3 million and $19.0 million, respectively, of transaction and integration costs.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4.OPERATING SEGMENTS
The Company identifies its segments according to how the chief operating decision maker (“CODM”) evaluates financial performance and allocates resources. The Company’s CODM is the chief executive officer. The CODM assesses the segments’ performance by using each segments’ operating income and primarily relies on operating income for each segment during the annual budgeting and forecasting process. On a quarterly basis, the CODM reviews budget-to-actual variances for profit metrics to inform decisions on the allocation of operating and capital resources across segments.
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
The following tables provide a summary of financial information related to the Company’s segments (in thousands):

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30, 2025
	Çöpler (1)	Marigold	CC&V	Seabee	Puna	Segment Total	Corporate and other (2)	Consolidated
Revenue	$—	$130,694	$98,248	$31,543	$125,354	$385,839	$—	$385,839
Cost of sales (3)	$—	$62,436	$38,961	$19,661	$44,624	$165,682	$—	$165,682
Depreciation, depletion, and amortization	$—	$9,060	$3,525	$6,826	$8,695	$28,106	$112	$28,218
General and administrative expense	$—	$—	$—	$—	$—	$—	$40,228	$40,228
Exploration and evaluation	$248	$371	$363	$3,582	$3,373	$7,937	$2,439	$10,376
Reclamation and remediation costs	$799	$806	$3,914	$336	$1,280	$7,135	$—	$7,135
Care and maintenance (4)	$37,291	$—	$—	$—	$—	$37,291	$—	$37,291
Other operating expense (income), net	$2,793	$726	$520	$54	$267	$4,360	$9,216	$13,576
Operating income (loss)	$(41,131)	$57,295	$50,965	$1,084	$67,115	$135,328	$(51,995)	$83,333
Interest expense	$(1,684)	$—	$—	$—	$(190)	$(1,874)	$(1,710)	$(3,584)
Interest income	$—	$812	$17	$278	$254	$1,361	$1,819	$3,180
Other income (expense)	$(487)	$(170)	$(4)	$(1)	$4,614	$3,952	$(1,863)	$2,089
Foreign exchange gain (loss)	$730	$—	$—	$(716)	$(10,044)	$(10,030)	$(2,807)	$(12,837)
Income (loss) before income and mining taxes	$(42,572)	$57,937	$50,978	$645	$61,749	$128,737	$(56,556)	$72,181
Capital expenditures	$2,103	$13,383	$15,206	$6,842	$3,101	$40,635	$17,112	$57,747
Total assets as of September 30, 2025	$2,627,824	$852,622	$589,480	$358,179	$377,553	$4,805,658	$1,102,155	$5,907,813
(1)All operations at Çöpler ceased on February 13, 2024, following the Çöpler Incident and have not commenced as of September 30, 2025.
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
(4)Care and maintenance expense represents $22.4 million of direct costs, excluding costs associated with environmental reclamation and remediation, and $14.9 million of depreciation incurred during the suspension of operations at Çöpler beginning in the first quarter of 2024.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30, 2024
	Çöpler (1)	Marigold	Seabee	Puna	Segment Total	Corporate and other (2)	Consolidated
Revenue	$11,804	$119,908	$27,897	$97,747	$257,356	$—	$257,356
Cost of sales (3)	$5,047	$74,106	$14,404	$44,724	$138,281	$—	$138,281
Depreciation, depletion, and amortization	$2,706	$10,637	$7,659	$9,441	$30,443	$—	$30,443
General and administrative expense	$—	$—	$—	$—	$—	$19,016	$19,016
Exploration and evaluation	$52	$2,252	$4,132	$2,945	$9,381	$1,983	$11,364
Reclamation and remediation costs	$493	$724	$333	$864	$2,414	$—	$2,414
Impairment charges of long-lived and other assets	$—	$—	$369	$—	$369	$—	$369
Care and maintenance (4)	$29,763	$—	$9,611	$—	$39,374	$—	$39,374
Other operating expense (income), net	$6,464	$451	$—	$1	$6,916	$142	$7,058
Operating income (loss)	$(32,721)	$31,738	$(8,611)	$39,772	$30,178	$(21,141)	$9,037
Interest expense	$(1,845)	$—	$—	$—	$(1,845)	$(1,097)	$(2,942)
Interest income	$—	$1,477	$1,150	$88	$2,715	$1,166	$3,881
Other income (expense)	$186	$(207)	$(28)	$2,434	$2,385	$2,309	$4,694
Foreign exchange gain (loss)	$(2,351)	$—	$(132)	$(2,519)	$(5,002)	$(2,519)	$(7,521)
Income (loss) before income and mining taxes	$(36,731)	$33,008	$(7,621)	$39,775	$28,431	$(21,282)	$7,149
Capital expenditures	$1,468	$11,057	$3,317	$4,928	$20,770	$10,940	$31,710
Total assets as of September 30, 2024	$2,724,079	$813,622	$368,662	$295,788	$4,202,151	$941,768	$5,143,919
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
(4)Care and maintenance expense represents $16.5 million of direct, excluding costs associated with environmental reclamation and remediation, and $13.3 million of depreciation incurred during the suspension of operations at Çöpler beginning in the first quarter of 2024; and $7.7 million of direct costs and $1.9 million of depreciation incurred during the suspension of operations at Seabee during the third quarter of 2024.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended September 30, 2025
	Çöpler (1)	Marigold	CC&V (2)	Seabee (3)	Puna	Segment Total	Corporate and other (4)	Consolidated
Revenue	$—	$366,660	$283,086	$142,386	$315,780	$1,107,912	$—	$1,107,912
Cost of sales (5)	$—	$177,538	$106,929	$61,265	$119,539	$465,271	$—	$465,271
Depreciation, depletion, and amortization	$—	$26,001	$6,813	$27,252	$24,666	$84,732	$336	$85,068
General and administrative expense	$—	$—	$—	$—	$—	$—	$90,757	$90,757
Exploration and evaluation	$1,017	$2,886	$363	$10,465	$4,550	$19,281	$4,763	$24,044
Reclamation and remediation costs	$64,956	$2,417	$9,085	$1,007	$3,840	$81,305	$—	$81,305
Impairment charges of long-lived and other assets	$—	$—	$—	$—	$—	$—	$—	$—
Care and maintenance (6)	$109,800	$—	$—	$1,013	$—	$110,813	$—	$110,813
Other operating expense (income), net	$(36,471)	$1,383	$1,154	$152	$706	$(33,076)	$24,621	$(8,455)
Operating income (loss)	$(139,302)	$156,435	$158,742	$41,232	$162,479	$379,586	$(120,477)	$259,109
Interest expense	$(4,903)	$—	$—	$—	$(1,172)	$(6,075)	$(5,105)	$(11,180)
Interest income	$—	$3,168	$17	$1,009	$1,506	$5,700	$3,500	$9,200
Other income (expense)	$(241)	$(629)	$(5)	$(15)	$12,392	$11,502	$(2,903)	$8,599
Foreign exchange gain (loss)	$1,032	$—	$—	$31	$(19,964)	$(18,901)	$(10,181)	$(29,082)
Income (loss) before income and mining taxes	$(143,414)	$158,974	$158,754	$42,257	$155,241	$371,812	$(135,166)	$236,646
Capital expenditures	$2,841	$47,474	$31,026	$27,407	$9,078	$117,826	$44,420	$162,246
Total assets as of September 30, 2025	$2,627,824	$852,622	$589,480	$358,179	$377,553	$4,805,658	$1,102,155	$5,907,813
(1)All operations at Çöpler ceased on February 13, 2024, following the Çöpler Incident and have not commenced as of September 30, 2025.
(2)The reported statements of operations amounts reflect results for CC&V from the date of acquisition on February 28, 2025 through September 30, 2025. See Note 3 for additional information.
(3)During the nine months ended September 30, 2025, the Company suspended operations at Seabee for approximately two weeks due to power interruptions caused by forest fires to the north of the mine. Seabee resumed operations on June 13, 2025.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
(6)Care and maintenance expense represents $64.7 million of direct costs, excluding costs associated with environmental reclamation and remediation, and $45.1 million of depreciation incurred during the suspension of operations at Çöpler beginning in the first quarter of 2024; and $0.2 million of direct costs and $0.8 million of depreciation incurred during the approximate two week suspension of operations at Seabee during the second quarter of 2025.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended September 30, 2024
	Çöpler	Marigold	Seabee	Puna	Segment Total	Corporate and other (1)	Consolidated
Revenue	$60,376	$257,465	$122,411	$232,179	$672,431	$—	$672,431
Cost of sales (2)	$29,471	$162,414	$56,111	$112,768	$360,764	$—	$360,764
Depreciation, depletion, and amortization	$12,537	$23,821	$32,349	$23,145	$91,852	$—	$91,852
General and administrative expense	$—	$—	$—	$—	$—	$45,329	$45,329
Exploration and evaluation	$1,124	$10,318	$12,868	$3,945	$28,255	$4,595	$32,850
Reclamation and remediation costs	$274,384	$2,171	$1,001	$2,590	$280,146	$—	$280,146
Impairment charges of long-lived and other assets	$114,230	$—	$369	$—	$114,599	$—	$114,599
Care and maintenance (3)	$74,728	$—	$9,611	$—	$84,339	$—	$84,339
Other operating expense (income), net	$24,147	$904	$7	$706	$25,764	$(6,545)	$19,219
Operating income (loss)	$(470,245)	$57,837	$10,095	$89,025	$(313,288)	$(43,379)	$(356,667)
Interest expense	$(5,205)	$—	$—	$—	$(5,205)	$(4,497)	$(9,702)
Interest income	$16	$5,087	$4,208	$658	$9,969	$3,713	$13,682
Other income (expense)	$(20)	$(706)	$(27)	$1,912	$1,159	$2,469	$3,628
Foreign exchange gain (loss)	$(3,433)	$(8)	$48	$1,622	$(1,771)	$(5,787)	$(7,558)
Income (loss) before income and mining taxes	$(478,887)	$62,210	$14,324	$93,217	$(309,136)	$(47,481)	$(356,617)
Capital expenditures	$11,596	$26,584	$26,209	$11,837	$76,226	$28,054	$104,280
Total assets as of September 30, 2024	$2,724,079	$813,622	$368,662	$295,788	$4,202,151	$941,768	$5,143,919
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
(3)Care and maintenance expense represents $41.5 million of direct costs, excluding costs associated with the environmental reclamation and remediation costs and $33.2 million of depreciation incurred during the suspension of operations at Çöpler beginning in the first quarter of 2024; and $7.7 million of direct costs and $1.9 million of depreciation incurred during the suspension of operations at Seabee during the third quarter of 2024.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5.REVENUE
The following table represents revenues by product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gold doré sales
Çöpler	$—	$11,804	$—	$60,031
Marigold	130,650	119,888	366,544	257,381
CC&V	97,896	—	282,020	—
Seabee	31,528	27,886	142,331	122,360
Concentrate sales
Puna	121,882	94,563	308,726	225,781
Other (1)
Çöpler	—	—	—	345
Marigold	44	20	116	84
CC&V	352	—	1,066	—
Seabee	15	11	55	51
Puna	3,472	3,184	7,054	6,398
Total	$385,839	$257,356	$1,107,912	$672,431
(1)Other revenue includes changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.
Revenue by metal
Revenue by metal type are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gold	$260,074	$159,578	$790,895	$439,772
Silver	107,962	80,845	270,447	189,455
Lead	12,638	12,964	35,119	33,333
Zinc	1,282	754	3,160	2,993
Other (1)	3,883	3,215	8,291	6,878
Total	$385,839	$257,356	$1,107,912	$672,431
(1)Other revenue includes changes in the fair value of concentrate trade receivables due to fluctuations in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.
Provisional metal sales
At September 30, 2025, the Company had silver sales of 5.3 million ounces at an average price of $38.28 per ounce, lead sales of 25.2 million pounds at an average price of $0.89 per pound, and zinc sales of 1.9 million pounds at an average price of $1.23 per pound, subject to normal course final pricing over the next several months.
For the three months ended September 30, 2025 and 2024, the change in the fair value of the Company’s embedded derivatives relating to provisional concentrate metal sales was an increase of $3.5 million and $3.2 million, respectively. For the nine months ended September 30, 2025 and 2024, the change in the fair value of the Company’s embedded derivatives relating to provisional concentrate metal sales was an increase of $7.1 million and $6.4 million, respectively. The changes in fair value have been recorded in Revenue.

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
Çöpler Reclamation and Remediation
During the first quarter of 2024, the Company estimated total reclamation and remediation costs of $250.0 million to $300.0 million related to the Çöpler Incident, in addition to the approximately $22.5 million incurred during the first quarter of 2024. The Company accrued the low end of the estimated cost range, recording total reclamation and remediation costs of $272.9 million inclusive of the $22.5 million incurred during the first quarter of 2024. During the second quarter of 2025, the Company recorded an adjustment of $62.9 million, comprising of $9.4 million related to reclamation costs and $53.5 million related to remediation costs. The revised estimate reflects an increase of $12.9 million above the previously disclosed estimated reclamation and remediation cost range. The revision in estimate reflects the Company's advancement of the engineering and construction design of the permanent storage facility and the advancement of the studies for the permanent closure of the heap leach pad. As part of the heap leach pad closure planning, the Company will conduct further field investigations to confirm the integrity of the heap leach pad liner. This will entail exposing and inspecting sections of the heap leach pad liner. Following completion of the liner inspection, the Company will use the findings to refine and update the closure plan for the heap leach pad. These studies and inspections may result in revisions to the scope of work, estimated costs, and overall timelines related to the heap leach pad closure. The Company did not record any adjustments during the third quarter of 2025.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Changes in Reclamation and remediation liabilities during the nine months ended September 30, 2025 and 2024, were as follows (in thousands):

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Reclamation	Remediation	Total	Reclamation	Remediation	Total
Balance as of January 1	$209,923	$135,914	$345,837	$173,819	$—	$173,819
Additions (1)	220,974	—	220,974	—	261,674	261,674
Changes in estimate and other (2)	11,856	53,507	65,363	11,054	—	11,054
Expenditures	(4,259)	(13,032)	(17,291)	(1,913)	(125,306)	(127,219)
Accretion expense	18,249	—	18,249	7,243	—	7,243
Balance as of September 30	$456,743	$176,389	$633,132	$190,203	$136,368	$326,571
Less: current portion	(13,228)	(15,079)	(28,307)	(11,765)	(82,345)	(94,110)
Non-current reclamation and remediation liabilities	$443,515	$161,310	$604,825	$178,438	$54,023	$232,461
(1)During the nine months ended September 30, 2025, reclamation changes were primarily comprised of an increase of $221.0 million as a result of the acquisition of CC&V. During the nine months ended September 30, 2024, the Company recorded a remediation liability of $261.7 million as a result of the Çöpler Incident. The remediation activities include movement of the displaced heap leach material out of the Sabırlı Valley and Manganese pit, sloping and stabilization of the heap leach pad in preparation for permanent closure, construction of a permanent storage facility for the displaced heap leach material, and management of surface and ground water in the Sabırlı Valley.
(2)During the nine months ended September 30, 2025, reclamation and remediation at Çöpler increased $9.4 million and $53.5 million, respectively, due to the revised estimate related to the closure of the Çöpler heap leach pad and construction estimate for the permanent storage facility during the second quarter of 2025. At Marigold, reclamation increased by $2.5 million during the nine months ended September 30, 2025, primarily due to additional disturbance and an increase in labor unit cost rates. During the nine months ended September 30, 2024, reclamation changes were comprised of an $11.1 million revision in the timing primarily related to the closure of the heap leach pad as a result of the Çöpler Incident.
The following table includes the components of Reclamation and remediation costs for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reclamation adjustments and other	$—	$—	$9,419	$11,229
Reclamation accretion	7,059	2,414	18,249	7,243
Total reclamation costs	7,059	2,414	27,668	18,472

Remediation adjustments and other	76	—	53,637	261,674
Total remediation costs	76	—	53,637	261,674
Total reclamation and remediation costs	$7,135	$2,414	$81,305	$280,146

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7.IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS
For the three and nine months ended September 30, 2025, the Company did not record any impairment of long-lived and other assets.
For the three months ended September 30, 2024, the Company recorded a $0.4 million non-cash impairment of long-lived and other assets at Seabee as a result of the forest fires to the north of the mine. For the nine months ended September 30, 2024, the Company recorded non-cash impairment charges of $76.0 million related to Inventories and $38.2 million related to Mineral properties, plant and equipment, net, for a total non-cash impairment charge of $114.2 million. The Company fully impaired the heap leach pad inventory and related heap leach pad processing facilities as a result of the Çöpler Incident and the Company’s plans to permanently close the heap leach pad.
8.OTHER OPERATING EXPENSE (INCOME), NET
The following table includes the components of Other operating expense (income), net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
CC&V transaction and integration costs	$7,287	$—	$19,040	$—
Loss (gain) on sale and disposal of assets, net	778	466	1,533	(5,133)
Change in fair value of contingent consideration	1,927	—	5,581	—
Contingencies and expenses related to the Çöpler Incident	2,411	1,600	6,273	19,273
Insurance proceeds received related to the Çöpler Incident (1)	—	—	(44,409)	—
Other taxes	556	4,865	2,277	4,865
Other	617	127	1,250	214
Total	$13,576	$7,058	$(8,455)	$19,219
(1)During the second quarter of 2025, the Company received business interruption insurance proceeds of $44.4 million associated with the Çöpler Incident.
9.OTHER INCOME (EXPENSE)
The following table includes the components of Other income (expense):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$3,180	$3,881	$9,200	$13,682
Gain (loss) on investments and on marketable securities sales	8,165	2,866	20,171	11,098
Change in fair value of marketable securities	(3,021)	(330)	(6,742)	(6,749)
Change in fair value of contingent and deferred consideration	(1,776)	1,925	(961)	6,078
Bank charges	(632)	(579)	(1,818)	(1,818)
Other	(647)	812	(2,051)	(4,981)
Total	$5,269	$8,575	$17,799	$17,310

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
10.INCOME AND MINING TAXES
The Company’s consolidated effective income tax rate was 18.7% for the first nine months of 2025 compared to 2.1% for the first nine months of 2024. The Company, a Canadian domiciled entity, is subject to a statutory tax rate of 27.0%. The effective rate for the nine months ended September 30, 2025 differs from the statutory rate primarily due to foreign currency fluctuations in select jurisdictions, partially offset by additions to the valuation allowance for net operating losses generated by certain entities. The effective rate for the nine months ended September 30, 2024 differs from the statutory rate primarily due to additions to the valuation allowance for net operating losses generated by certain entities offset by foreign currency fluctuations in select jurisdictions.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes permanent extensions of most expiring Tax Cuts and Jobs Act provisions as well as international tax changes. The application of the OBBBA to the Company did not have a material impact on the Condensed Consolidated Financial Statements for three months ended September 30, 2025.

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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The calculations of basic and diluted net income (loss) per share attributable to SSR Mining shareholders are based on the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$57,092	$6,251	$191,900	$(349,447)
Net (income) loss attributable to non-controlling interest	8,349	4,306	22,397	82,615
Net income (loss) attributable to SSR Mining shareholders	65,441	10,557	214,297	(266,832)
Interest saving on 2019 Notes, net of tax	1,248	—	3,727	—
Net income (loss) used in the calculation of diluted net income per share	$66,689	$10,557	$218,024	$(266,832)

Weighted average number of common shares issued	202,783	202,140	202,660	202,209
Adjustments for dilutive instruments:
Restricted share units	1,670	307	1,377	—
2019 Notes	13,011	—	12,981	—
Diluted weighted average number of shares outstanding	217,464	202,447	217,018	202,209

Net income (loss) per share attributable to SSR Mining shareholders
Basic	$0.32	$0.05	$1.06	$(1.32)
Diluted	$0.31	$0.05	$1.00	$(1.32)
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

	Fair value at September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$409,332	$—	$—	$409,332
Marketable securities (1)	50,636	—	—	50,636
Trade receivables from provisional sales, net (2)	—	76,499	—	76,499
Deferred consideration	—	—	25,491	25,491
	$459,968	$76,499	$25,491	$561,958

Liabilities:
Contingent consideration liabilities	$—	$—	$178,306	$178,306
Other	—	180	—	180
	$—	$180	$178,306	$178,486
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Deferred consideration assets:
Balance as of January 1	$26,383	$21,213
Revaluations	358	2,208
Additions	—	2,378
Collections	(1,250)	—
Balance as of September 30	$25,491	$25,799

	Nine Months Ended September 30,
	2025	2024
Contingent consideration liabilities:
Balance as of January 1	$29,642	$29,648
Revaluations	6,900	(1,492)
Additions	141,764	—
Balance as of September 30	$178,306	$28,156
Fair values of financial assets and liabilities not already measured at fair value
The fair value of the 2019 Notes as compared to the carrying amounts were as follows (in thousands):

		September 30, 2025		December 31, 2024
	Level	Carrying amount	Fair value	Carrying amount	Fair value
2019 Notes (1)	1	$229,365	$324,646	$228,572	$220,292
(1)The fair value disclosed for the Company's 2019 Notes is included in Level 1 as the basis of valuation uses a quoted price in an active market.
13.TRADE AND OTHER RECEIVABLES
The components of Trade and other receivables are as follows (in thousands):

	September 30, 2025	December 31, 2024
Trade receivables	$78,231	$84,239
Value added tax receivables	18,027	19,939
Income tax receivable	1,506	4,626
Other taxes receivable	21,349	13,479
Other	2,539	2,155
Total	$121,652	$124,438
No provision for credit loss was recognized as of September 30, 2025 or December 31, 2024. All trade receivables are expected to be settled within twelve months.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
14.INVENTORIES
The components of Inventories are as follows (in thousands):

	September 30, 2025	December 31, 2024
Materials and supplies	$136,318	$113,752
Stockpiled ore	77,477	72,561
Leach pad inventory	350,208	253,166
Work-in-process	6,052	3,850
Finished goods	16,107	20,745
Total current inventories	586,162	464,074

Stockpiled ore	245,288	246,536
Leach pad inventory	249,747	44,676
Total non-current inventories	$495,035	$291,212
No write-downs of inventory were recognized during the three and nine months ended September 30, 2025.
No write-downs of inventory were recognized during the three months ended September 30, 2024. During the nine months ended September 30, 2024 following the Çöpler Incident, the Company recognized an impairment of leach pad inventory at Çöpler of $76.0 million classified as a component of Impairment charges.
15.MINERAL PROPERTIES, PLANT AND EQUIPMENT, NET
The components of Mineral properties, plant and equipment, net are as follows (in thousands):

	September 30, 2025	December 31, 2024
Plant and equipment (1)	$2,074,930	$1,883,193
Construction in process	210,997	135,594
Mineral properties subject to depletion	2,315,871	2,114,765
Mineral properties not yet subject to depletion	895,409	884,029
Exploration and evaluation assets	247,164	254,146
Total mineral properties, plant, and equipment	5,744,371	5,271,727
Accumulated depreciation, plant and equipment	(898,877)	(804,411)
Accumulated depletion, mineral properties	(729,424)	(684,449)
Mineral properties, plant, and equipment, net	$4,116,070	$3,782,867
(1)As of September 30, 2025 and December 31, 2024, plant and equipment includes finance lease right-of-use assets with a carrying amount of $74.3 million and $78.9 million, respectively.
No impairment was recognized during the three and nine months ended September 30, 2025.
During the three months ended September 30, 2024, the Company concluded that certain plant and equipment at Seabee was impaired and recorded a non-cash impairment of $0.4 million as a result of damage from the forest fires to remote equipment, including power poles, piping, and exploration equipment.
During the nine months ended September 30, 2024, the Company concluded that certain mineral properties, plant and equipment at Seabee and Çöpler were impaired and recorded non-cash impairments of $0.4 million and $114.2 million, respectively.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
16.ACCRUED LIABILITIES AND OTHER
The components of Accrued liabilities and other are as follows (in thousands):

	September 30, 2025	December 31, 2024
Accrued liabilities	$101,647	$71,776
Royalties payable	14,785	17,017
Stock-based compensation liabilities	24,013	6,469
Income taxes payable	43,033	41,077
Lease liabilities	2,535	1,657
Other	163	1,385
Total accrued liabilities and other	$186,176	$139,381
17.DEBT
The following tables summarize the Company’s debt balances (in thousands):

	September 30, 2025	December 31, 2024
2019 Notes (1)	$229,365	$228,572

Current Portion	$229,365	$—
Non-Current Portion	$—	$228,572
(1)Amount is net of discount and debt issuance costs of $0.6 million and $1.4 million, respectively.
Convertible debt
2019 Notes
The 2019 Notes were reclassified from Debt, non-current to Current portion of debt during the second quarter of 2025 due to the holder right of redemption at par, plus accrued and unpaid interest, which is payable on April 1, 2026 following a twenty business day notice period.
As of September 30, 2025, the Company was in compliance with its covenants. For further details on the Company’s indebtedness, see Note 20 to the audited consolidated financial statements in the Company’s 2024 Annual Report on Form 10-K.
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

19.SUPPLEMENTAL CASH FLOW INFORMATION

Net change in operating assets and liabilities were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Decrease (increase) in operating assets:
Trade and other receivables	$(5,578)	$16,621
Inventories	(112,376)	(77,929)
Prepayments, related party	(24,532)	—
Other operating assets	154	1,706
Increase (decrease) in operating liabilities:
Accounts payable	(704)	(10,278)
Accrued liabilities and other	10,535	(4,980)
Other operating liabilities	(717)	(2,761)
	$(133,218)	$(77,621)
Other cash information was as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Interest paid	$(8,596)	$(7,029)
Interest received	$9,200	$13,014
Income taxes paid	$(67,566)	$(22,987)
Insurance proceeds received related to the Çöpler Incident (1)	$44,409	$—
(1)The Company received business interruption insurance proceeds of $44.4 million associated with the Çöpler Incident. These proceeds are classified within operating activities in the Condensed Consolidated Statement of Cash Flows, as they represent recovery of lost revenues and operating costs.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
20.RELATED PARTY TRANSACTIONS
Related party prepaids
During the third quarter of 2025, Artmin Madencilik Sanayi Ve Ticaret A.Ş (“Artmin”) advanced payments to Gap İnşaat Yatırım ve Dış Ticaret A.Ş (“Gap İnşaat”) associated with development activities at Hod Maden. Gap İnşaat is a wholly owned subsidiary of Calik Holding. Calik Holding owns 100% of Lidya Madencilik Sanayi ve Ticaret A.Ş (“Lidya Mines”), the Company’s joint venture partner. As of September 30, 2025, the Company had advanced $24.5 million to Gap İnşaat.
Related party loan
Artmin entered into loan agreements with Mariana, as lender, to fund Horizon Copper Corp.’s (“Horizon”) portion of working capital spend of the Hod Maden project. The loans are unsecured and bear interest at the credit default swap premium of Türkiye plus a fixed spread of 4.0% at the end of each calendar quarter. The loans have a five year maturity with maturity dates ranging from June 2028 to December 2029. Artmin’s loans with Horizon had a total borrowing capacity of $48.4 million, of which $42.1 million was outstanding as of September 30, 2025. The liability is included in Debt, related party in the Condensed Consolidated Balance Sheets. As of September 30, 2025, no repayments have been made. Interest expense for these loans totaled $0.6 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively. Interest expense for these loans totaled $1.4 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively. The interest expense on the loan is included in Interest expense in the Condensed Consolidated Statements of Operations.
Related party line of credit
During 2024, the Company’s majority owned subsidiary, Anagold Madenncilik Sanayi ve Ticaret A.Ş, entered into loan agreements with Aktif Bank, as lender, to fund Lidya Mines’ portion of reclamation and environmental obligations. Aktif Bank is a wholly owned subsidiary of Calik Holding. The loan agreements provide for a non-revolving credit facility in an aggregate principal amount of up to $11.0 million. During the third quarter of 2025, the Company amended the terms of the outstanding loan agreements to extend the maturity date from August 8, 2025 to August 7, 2026 and to increase the stated interest rate from 10.0% to 10.15% per annum The loans are guaranteed by Lidya Mines. As of September 30, 2025, the outstanding balance of the loans was $11.0 million and is included in Current portion of debt, related party in the Condensed Consolidated Balance Sheets. As of September 30, 2025, no repayments have been made. Interest expense totaled $0.6 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively. Interest expense totaled $1.2 million for the nine months ended September 30, 2025 and $0.1 million for the nine months ended 2024, respectively. The interest expense on the loans are included in Interest expense in the Condensed Consolidated Statements of Operations.
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Environmental matters
CC&V - Carlton Tunnel
In December 2021, CC&V entered into a Settlement Agreement (“Settlement Agreement”) with the Water Quality Control Division of the Colorado Department of Public Health and Environment (the “Division”) with a mutual objective of resolving issues associated with the new discharge permits issued by the Division in January 2021 for the Carlton Tunnel. The Carlton Tunnel was a historic tunnel completed in 1941 with the purpose of draining the southern portion of the mining district, subsequently consolidated by CC&V. CC&V has held discharge permits for the Carlton Tunnel since 1983, primarily to focus on monitoring, with the monitoring data accumulated since the mid-1970s indicating consistency in the water quality discharged from the Carlton Tunnel over time. In 2006, legal proceedings and work with the regulator confirmed that the water flowing out of the Carlton Tunnel portal is akin to natural spring water and did not constitute mine drainage. However, this changed with the January 2021 permit update, when the regulator imposed new water quality limits. The Settlement Agreement involves the evaluation of a reasonable and achievable timeline for treatment and permit compliance, acknowledging the lack of readily available technology, and the need to spend three years to study and select the technological solution, with three additional years to construct, bringing full permit compliance to the November 2027 timeframe. In 2022, CC&V studied various interim passive water treatment options, and reported the study results to the Division. CC&V continues to study alternative long-term remediation plans for water discharged from the Carlton Tunnel, and is also working with regulators on the site specific standards, a Discharger Specific Variance ("DSV") and other potential approaches to identify highest feasible alternative treatment in the context, based on limits such as area topography. CC&V continues to study alternative long-term remediation plans for water discharged from the Carlton Tunnel, while also continuing to work with regulators to identify and implement highest feasible alternative treatments, including site specific standards and a DSV. CC&V formally submitted a proposal for site specific standards and the DSV to the Water Quality Control Commission in a June 2025 rulemaking hearing. As a result of the hearing, the Commission agreed to site specific standards for CC&V for certain water quality standards, and CC&V will continue to work with the Division on a proposal for the DSV and an extension request for compliance with certain other standards. Depending on the plans that may ultimately be agreed with the Division, a material adjustment to the liability may be required. Refer to Note 3 for further information on the acquisition of CC&V.
Surety bonds
The Company uses surety bonds to support certain environmental bonding obligations. As of September 30, 2025 and December 31, 2024, the Company had surety bonds totaling $496.2 million and $153.0 million outstanding, respectively.
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
During the second quarter of 2025, the Company temporarily suspended operations at Seabee for approximately two weeks due to power interruptions caused by forest fires to the north of the mine. The Company resumed operations on June 13, 2025.
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
Refer to the “Consolidation Results of Operations”, “Results of Operations”, “Liquidity and Capital Resources” and “Non-GAAP Financial Measures” for information for the nine months ended September 30, 2025.
Consolidated Results of Operations
A summary of the Company's consolidated financial and operating results for the three and nine months ended September 30, 2025 and 2024 are presented below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change (%)*	2025	2024	Change (%)
Financial Results
Revenue	$385,839	$257,356	49.9%	$1,107,912	$672,431	64.8%
Cost of sales (1)	$165,682	$138,281	19.8%	$465,271	$360,764	29.0%
Depreciation, depletion, and amortization	$28,218	$30,443	(7.2)%	$85,068	$91,852	(7.4)%
General and administrative expenses	$40,228	$19,016	111.5%	$90,757	$45,329	100.2%
Exploration and evaluation	$10,376	$11,364	(8.7)%	$24,044	$32,850	(26.8)%
Reclamation and remediation costs	$7,135	$2,414	195.6%	$81,305	$280,146	(71.0)%
Impairment charges of long-lived and other assets	$—	$369	(100.0)%	$—	$114,599	(100.0)%
Care and maintenance	$37,291	$39,374	(5.3)%	$110,813	$84,339	31.4%
Other operating expenses (income), net	$13,576	$7,058	92.3%	$(8,455)	$19,219	(144.0)%
Operating income (loss)	$83,333	$9,037	822.1%	$259,109	$(356,667)	172.6%
Net income (loss)	$57,092	$6,251	813.3%	$191,900	$(349,447)	154.9%
Net income (loss) attributable to SSR Mining shareholders	$65,441	$10,557	519.9%	$214,297	$(266,832)	180.3%
Basic net income (loss) per share attributable to SSR Mining shareholders	$0.32	$0.05	540.0%	$1.06	$(1.32)	180.3%
Diluted net income (loss) per share attributable to SSR Mining shareholders	$0.31	$0.05	520.0%	$1.00	$(1.32)	175.8%
Adjusted attributable net income (loss) (2)	$68,354	$6,360	NM	$240,003	$36,325	560.7%
Adjusted basic attributable net income (loss) per share (2)	$0.34	$0.03	NM	$1.18	$0.18	555.6%
Adjusted diluted attributable net income (loss) per share (2)	$0.32	$0.03	NM	$1.12	$0.18	523.9%

Operating Results
Gold produced (oz)	75,212	63,155	19.1%	242,047	185,835	30.2%
Gold sold (oz)	74,268	63,052	17.8%	242,715	192,801	25.9%
Silver produced ('000 oz)	2,409	2,885	(16.5)%	7,764	7,531	3.1%
Silver sold ('000 oz)	2,657	2,785	(4.6)%	7,566	6,933	9.1%
Lead produced ('000 lb) (3)	11,152	15,005	(25.7)%	36,517	38,294	(4.6)%
Lead sold ('000 lb) (3)	13,089	14,304	(8.5)%	37,199	35,355	5.2%
Zinc produced ('000 lb) (3)	1,103	878	25.6%	2,986	2,954	1.1%
Zinc sold ('000 lb) (3)	954	660	44.6%	2,496	2,589	(3.6)%

Gold equivalent produced (oz) (4)	102,673	97,429	5.4%	326,940	275,113	18.8%
Gold equivalent sold (oz) (4)	104,549	96,143	8.7%	325,440	274,996	18.3%

Average realized gold price ($/oz sold)	$3,503	$2,531	38.4%	$3,259	$2,281	42.9%
Average realized silver price ($/oz sold)	$41.92	$30.05	39.5%	$36.72	$28.23	30.1%

Cost of sales per gold equivalent ounce sold (1, 4)	$1,585	$1,438	10.2%	$1,430	$1,312	9.0%
Cash cost per gold equivalent ounce sold (2, 4)	$1,449	$1,312	10.4%	$1,312	$1,198	9.5%
AISC per gold equivalent ounce sold (2, 4)	$2,359	$2,065	14.2%	$2,131	$1,886	13.0%

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
(4)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average closing commodity prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.
Revenue
Revenue increased by $128.5 million, or 49.9%, to $385.8 million, for the three months ended September 30, 2025 as compared to $257.4 million for the three months ended September 30, 2024. The increase was primarily due to a 38.4% increase in average realized gold price, or $72.2 million, a 39.5% increase in realized silver price, or $31.5 million, and a 17.8% increase in gold ounces sold, or $28.4 million, partially offset by a 4.6% decrease in silver ounces sold, or $3.8 million. The increase in gold ounces sold was attributable to the acquisition of CC&V, partially offset by fewer gold ounces sold at the other sites. For a discussion of revenue by segment, refer to the Results of Operations below.
Revenue increased by $435.5 million, or 64.8%, to $1,107.9 million, for the nine months ended September 30, 2025 as compared to $672.4 million for the nine months ended September 30, 2024. The increase was primarily due to a 42.9% higher average realized gold price, or $237.4 million, 25.9%, higher gold ounces sold, or $113.9 million, a 30.1% higher average realized silver price, or $64.2 million, and a 9.1% increase in silver ounces sold, or $17.9 million. The increase in gold ounces sold was attributable to the acquisition of CC&V and higher sales at Marigold, partially offset by fewer gold ounces sold at Seabee and Çöpler. For a discussion of revenue by segment, refer to the Results of Operations below.
Cost of sales
Cost of sales increased by $27.4 million, or 19.8%, to $165.7 million for the three months ended September 30, 2025, as compared to $138.3 million for the three months ended September 30, 2024. The increase was primarily due to the acquisition of CC&V, partially offset by lower cost of sales at Marigold. For a discussion of cost of sales by segment, refer to the Results of Operations below.
Cost of sales increased by $104.5 million, or 29.0%, to $465.3 million for the nine months ended September 30, 2025, as compared to $360.8 million for the nine months ended September 30, 2024. The increase was primarily due to the acquisition of CC&V and higher cost of sales at Marigold and Puna, partially offset by a decrease in cost of sales at Çöpler due to the suspension of operations following the Çöpler Incident. For a discussion of cost of sales by segment, refer to the Results of Operations below.
Depreciation, depletion, and amortization
Depreciation, depletion, and amortization decreased by $2.2 million, or 7.2%, to $28.2 million for the three months ended September 30, 2025, as compared to $30.4 million for the three months ended September 30, 2024, primarily due to the acquisition of CC&V.
Depreciation, depletion, and amortization decreased by $6.8 million, or 7.4%, to $85.1 million for the nine months ended September 30, 2025, as compared to $91.9 million for the nine months ended September 30, 2024, primarily due to the suspension of operations at Çöpler following the Çöpler Incident, partially offset by the acquisition of CC&V.
General and administrative expense
General and administrative expense for the three months ended September 30, 2025 was $40.2 million as compared to $19.0 million for the three months ended September 30, 2024. General and administrative expenses increased primarily due to a $19.8 million increase in share based compensation expense attributable to higher share prices in 2025.

General and administrative expense for the nine months ended September 30, 2025 was $90.8 million as compared to $45.3 million for the nine months ended September 30, 2024. General and administrative expenses increased primarily due to a $38.7 million increase in share based compensation expense attributable to higher share prices in 2025 and a $4.5 million increase in employee compensation expense.
Exploration and evaluation costs
Exploration and evaluation costs for the three months ended September 30, 2025 were $10.4 million compared to $11.4 million for three months ended September 30, 2024. Exploration and evaluation costs for the nine months ended September 30, 2025 were $24.0 million compared to $32.9 million for nine months ended September 30, 2024. Exploration and evaluation costs were lower due to reduced exploration drilling during 2025 as compared to 2024. Exploration and evaluation costs were focused on drilling activities at the Porky and Santoy mine areas at Seabee, and Cortaderas at Puna.
Reclamation and remediation costs
Reclamation and remediation costs for the three months ended September 30, 2025 were $7.1 million as compared to $2.4 million for the three months ended September 30, 2024. Reclamation and remediation costs increased by $4.7 million primarily due to higher reclamation cost accretion expense.
Reclamation and remediation costs for the nine months ended September 30, 2025 were $81.3 million as compared to $280.1 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, reclamation and remediation costs were primarily related to the Company revising its estimate related to the Çöpler heap leach pad during the second quarter of 2025. The revision in estimate reflects the Company's advancement of engineering designs for the construction of the permanent storage facility and closure studies for the heap leach pad during the second quarter of 2025. See Note 6 to the Condensed Consolidated Financial Statements for further details. For the nine months ended September 30, 2024, reclamation and remediation costs were primarily related to reclamation and remediation costs related to the Çöpler Incident.
Impairment charges of long-lived and other assets
Impairment charges for the three months ended September 30, 2025 were nil compared to $0.4 million for the three months ended September 30, 2024. The non-cash impairment charges of $0.4 million were a result from the damage to remote equipment due to the forest fires at Seabee.
Impairment charges for the nine months ended September 30, 2025 were nil compared to $114.6 million for the nine months ended September 30, 2024. Impairment charges of long-lived and other assets for the nine months ended September 30, 2024 represent non-cash impairment charges of the heap leach pad inventory and related heap leach facilities due to the decommissioning of the heap leach due to the Çöpler Incident.
Care and maintenance
Care and maintenance costs for the three months ended September 30, 2025 were $37.3 million as compared to $39.4 million for the three months ended September 30, 2024. Care and maintenance expense incurred during the third quarter of 2025 represents $22.4 million of direct costs, excluding costs associated with environmental reclamation and remediation, and $14.9 million of depreciation incurred during the suspension of operations at Çöpler.
Care and maintenance costs for the nine months ended September 30, 2025 were $110.8 million as compared to $84.3 million for the nine months ended September 30, 2024. Care and maintenance expense incurred during 2025 represents $64.9 million of direct costs, excluding costs associated with environmental reclamation and remediation, and $45.9 million of depreciation incurred during the suspension of operations at Çöpler and temporary suspension of operations at Seabee during the second quarter of 2025.
Other operating expense (income), net
Other operating expense (income), net for the three months ended September 30, 2025 was $13.6 million as compared to $7.1 million for the three months ended September 30, 2024. The change is primarily due to $7.3 million of CC&V transaction and integration costs and $1.9 million of change in fair value of contingent consideration, partially offset by a $4.3 million decrease in other taxes.

Other operating expense (income), net for the nine months ended September 30, 2025 was $(8.5) million as compared to $19.2 million for the nine months ended September 30, 2024. The change is due to the receipt of $44.4 million of insurance proceeds associated with the Çöpler Incident, $13.0 million lower contingencies and expenses related to the Çöpler Incident, partially offset by $19.0 million of transaction and integration costs related to CC&V, a $6.7 million change in gain (loss) on sale and disposal of assets, and a $5.6 million of change in fair value of contingent consideration.
Interest expense
Interest expense for the three months ended September 30, 2025 was $3.6 million as compared to $2.9 million for the three months ended September 30, 2024. Interest expense for the nine months ended September 30, 2025 was $11.2 million as compared to $9.7 million for the nine months ended September 30, 2024. The increases were primarily due to higher related debt balances outstanding during 2025.
Other income (expense)
Other income (expense) for the three months ended September 30, 2025 was $5.3 million as compared to $8.6 million for the three months ended September 30, 2024. The decrease was primarily due to a $3.7 million change in the fair value of contingent and deferred consideration, a $2.7 million decrease in change in fair value of marketable securities, and a lower interest income of $0.7 million, partially offset by an increase in the gain on marketable securities sales of $5.3 million.
Other income (expense) for the nine months ended September 30, 2025 was consistent for the nine months ended September 30, 2024.
Foreign exchange gain (loss)
Foreign exchange loss for the three months ended September 30, 2025 was $12.8 million compared to $7.5 million for the three months ended September 30, 2024. During the three months ended September 30, 2025, the foreign exchange loss was primarily due to the weakening of the ARS against the USD and its impact on ARS-denominated assets.
Foreign exchange loss for the nine months ended September 30, 2025 was $29.1 million compared to $7.6 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, the change in foreign exchange loss was primarily due to the weakening of the ARS against the USD and its impact on ARS-denominated assets.
Income and mining tax benefit (expense)
Income and mining tax expense for the three months ended September 30, 2025 was $15.0 million as compared to an expense of $0.9 million for the three months ended September 30, 2024. The change in income tax expense was primarily due to higher quarter-to-date operating income compared to 2024, partially offset by increased deferred tax benefits resulting from foreign currency fluctuations.
Income and mining tax expense for the nine months ended September 30, 2025 was $44.3 million as compared to a benefit of $7.6 million for the nine months ended September 30, 2024. The change in income tax expense was primarily due to higher year-to-date operating income compared to 2024, partially offset by lower additions to the valuation allowance.
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

Results of Operations
Çöpler, Türkiye

	Three Months Ended September 30,				Nine Months Ended September 30,
Operating Data (1)	2025		2024 (2)	Change (%)	2025		2024	Change (%)
Gold produced (oz)		—	4,714	(100.0)%		—	26,541	(100.0)%
Gold sold (oz)		—	4,702	(100.0)%		—	28,662	(100.0)%
Average realized gold price ($/oz sold)		$—	$2,510	(100.0)%		$—	$2,095	(100.0)%

Ore mined (kt)		—	—	—%		—	266	(100.0)%
Waste removed (kt)		—	—	—%		—	3,571	(100.0)%
Total material mined (kt)		—	—	—%		—	3,837	(100.0)%

Ore milled (kt)		—	—	—%		—	343	(100.0)%
Gold mill feed grade (g/t)		—	—	—%		—	2.39	(100.0)%
Gold recovery (%)		—	—	—%		—	78.9	(100.0)%

Ore stacked (kt)		—	—	—%		—	184	(100.0)%
Gold grade stacked (g/t)		—	—	—%		—	1.17	(100.0)%

Cost of sales (3)		$—	$5,047	(100.0)%		$—	$29,471	(100.0)%
Cost of sales ($/oz gold sold) (3)	$	N/A	$1,073	—%	$	N/A	$1,028	—%
Cash costs ($/oz gold sold) (4)	$	N/A	$1,080	—%	$	N/A	$1,030	—%
AISC ($/oz gold sold) (4)	$	N/A	$5,266	—%	$	N/A	$2,959	—%
(1)Operations at Çöpler were suspended on February 13, 2024 following the Çöpler Incident and have not restarted. As a result, operating data for the three and nine months ended September 30, 2025 are null.
(2)For the three months ended September 30, 2024, Çöpler produced and sold inventory that was in-circuit prior to the Çöpler incident.
(3)Excludes depreciation, depletion, and amortization.
(4)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Çöpler. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to cost of sales, which is the comparable GAAP financial measure.
Three months ended September 30, 2025 compared to three months ended September 30, 2024
Operations remained suspended following the Çöpler Incident on February 13, 2024. Care and maintenance expense recorded for the three months ended September 30, 2025 and 2024 of $37.3 million and $29.8 million, respectively, represents direct costs, excluding costs associated with environmental reclamation and remediation, and depreciation.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Operations were suspended following the Çöpler Incident on February 13, 2024. Care and maintenance expense recorded for the nine months ended September 30, 2025 and 2024 of $109.8 million and $74.7 million, respectively, represents direct costs, excluding costs associated with environmental reclamation and remediation, and depreciation.

Marigold, USA

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Data	2025	2024	Change (%)	2025	2024	Change (%)
Gold produced (oz)	36,273	48,189	(24.7)%	110,765	108,560	2.0%
Gold sold (oz)	37,318	47,100	(20.8)%	113,315	109,419	3.6%
Average realized gold price ($/oz sold)	$3,502	$2,546	37.5%	$3,235	$2,351	37.6%

Ore mined (kt)	3,379	7,151	(52.7)%	12,160	20,347	(40.2)%
Waste removed (kt)	20,112	15,392	30.7%	61,479	54,757	12.3%
Total material mined (kt)	23,491	22,543	4.2%	73,639	75,104	(2.0)%

Ore stacked (kt)	3,379	7,151	(52.7)%	12,161	20,347	(40.2)%
Gold grade stacked (g/t)	0.35	0.36	(1.8)%	0.42	0.24	74.0%

Cost of sales (1)	$62,436	$74,106	(15.7)%	$177,538	$162,414	9.3%
Cost of sales ($/oz gold sold) (1)	$1,673	$1,573	6.4%	$1,567	$1,484	5.6%
Cash costs ($/oz gold sold) (2)	$1,673	$1,575	6.2%	$1,568	$1,486	5.5%
AISC ($/oz gold sold) (2)	$1,840	$1,828	0.7%	$1,856	$1,749	6.1%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Marigold. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Three months ended September 30, 2025 compared to three months ended September 30, 2024
Gold production decreased 24.7% primarily due to fewer tonnes stacked as a result of a higher strip ratio. Revenue increased by $10.8 million, or 9.0%, of which an increase of $35.7 million was due to a higher average realized gold price, partially offset by a decrease of $24.9 million due to fewer gold ounces sold. Cost of sales decreased by $11.7 million, or 15.7%, due to fewer gold ounces sold, partially offset by higher costs related to a higher strip ratio. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 6.4% and 6.2%, respectively, due to a higher strip ratio and fewer tonnes stacked. AISC per ounce of gold sold was consistent for the three months ended September 30, 2025 and 2024, despite a higher cash cost per ounce of gold sold due to a decrease in sustaining capital expenditures.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Gold production increased 2.0% due to higher gold grade stacked, partially offset by fewer tonnes stacked. Revenue increased by $109.2 million, or 42.4%, of which $100.2 million was due to a higher average realized gold price and $9.0 million due to more gold ounces sold. Cost of sales increased by $15.1 million, or 9.3%, due to higher gold ounces sold and higher royalty expense resulting from higher average realized gold prices during 2025. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 5.6% and 5.5%, respectively, due to the higher mining costs and higher royalty expense. AISC per ounce of gold sold increased 6.1% due to higher cash costs per ounce of gold sold and higher sustaining capital expenditures during 2025 as compared to 2024.

Cripple Creek & Victor, USA

	Three Months Ended September 30,	Nine Months Ended September 30,
Operating Data (1)	2025	2025
Gold produced (oz)	29,821	85,165
Gold sold (oz)	27,950	84,050
Average realized gold price ($/oz sold)	$3,505	$3,356

Ore mined (kt)	6,923	12,188
Waste removed (kt)	2,496	8,947
Total material mined (kt)	9,419	21,135

Ore stacked (kt)	7,020	12,398
Gold grade stacked (g/t)	0.40	0.42

Cost of sales (2)	$38,961	$106,929
Cost of sales ($/oz gold sold) (2)	$1,394	$1,272
Cash costs ($/oz gold sold) (3)	$1,381	$1,260
AISC ($/oz gold sold) (3)	$1,756	$1,536
(1)The operating data presented represents the period from February 28, 2025 to September 30, 2025, the period for which the Company was entitled to the economic benefits of CC&V following the acquisition.
(2)Excludes depreciation, depletion, and amortization.
(3)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at CC&V. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Three and nine months ended September 30, 2025 compared to three and nine months ended September 30, 2024
The Company acquired CC&V on February 28, 2025; thus, there were no historical results reported for the three and nine months ended September 30, 2024. See Note 3 and Note 4 of the Condensed Consolidated Financial Statements for additional information related to CC&V and the CC&V acquisition.

Seabee, Canada

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Data	2025	2024 (1)	Change (%)	2025 (2)	2024 (1)	Change (%)
Gold produced (oz)	9,118	10,252	(11.1)%	46,117	50,734	(9.1)%
Gold sold (oz)	9,000	11,250	(20.0)%	45,350	54,720	(17.1)%
Average realized gold price ($/oz sold)	$3,503	$2,479	41.3%	$3,138	$2,232	40.6%

Ore mined (kt)	85	56	52.7%	233	275	(15.2)%

Ore milled (kt)	83	56	47.9%	241	274	(12.1)%
Gold mill feed grade (g/t)	3.46	6.10	(43.2)%	6.04	6.01	0.4%
Gold recovery (%)	95.1	95.9	(0.8)%	96.7	96.0	0.7%

Cost of sales (3)	$19,661	$14,404	36.5%	$61,265	$56,111	9.2%
Cost of sales ($/oz gold sold) (3)	$2,185	$1,280	70.7%	$1,351	$1,025	31.8%
Cash costs ($/oz gold sold) (4)	$2,184	$1,281	70.5%	$1,351	$1,026	31.7%
AISC ($/oz gold sold) (4)	$3,003	$2,301	30.5%	$2,002	$1,655	21.0%
(1)On August 21, 2024, the Company temporarily suspended operations at Seabee due to forest fires in the vicinity of the mine. Mining operations resumed at Seabee on October 11, 2024.
(2)During the second quarter of 2025, the Company temporarily suspended operations at Seabee for approximately two weeks due to power interruptions caused by forest fires to the north of the mine. Seabee resumed operations on June 13, 2025.
(3)Excludes depreciation, depletion, and amortization.
(4)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Seabee. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Three months ended September 30, 2025 compared to three months ended September 30, 2024
Gold production decreased 11.1% primarily due to lower mill feed grade, partially offset by higher mill throughput. Revenue increased by $3.6 million, or 13.1%, of which $9.2 million was due to higher average realized gold price, partially offset by $5.6 million due to fewer gold ounces sold. Cost of sales increased by $5.3 million, or 36.5%, due to higher milling costs due to unplanned mill maintenance and higher site support costs. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased by 70.7% and 70.5%, respectively, primarily due to lower mill feed grade. AISC per ounce of gold sold increased 30.5% due to higher cash costs per ounce of gold sold and sustaining capital expenditures, partially offset by lower care and maintenance costs.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Gold production decreased 9.1% primarily due to fewer ore tonnes mined and milled. Revenue increased by $20.0 million, or 16.3%, of which $41.1 million was due to higher average realized gold price, partially offset by $21.2 million due to fewer gold ounces sold. Cost of sales increased by $5.2 million, or 9.2%, due to higher milling and site support costs. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 31.8% and 31.7%, respectively, due to fewer ore tonnes mined and milled due to unplanned mill maintenance and the temporary suspension of operations. AISC per ounce of gold sold increased 21.0% primarily due to higher cash cost per ounce of gold sold.

Puna, Argentina

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Data	2025	2024	Change (%)	2025	2024	Change (%)
Silver produced ('000 oz)	2,409	2,885	(16.5)%	7,764	7,531	3.1%
Silver sold ('000 oz)	2,657	2,785	(4.6)%	7,566	6,933	9.1%
Lead produced ('000 lb)	11,152	15,005	(25.7)%	36,517	38,294	(4.6)%
Lead sold ('000 lb)	13,089	14,304	(8.5)%	37,199	35,355	5.2%
Zinc produced ('000 lb)	1,103	878	25.6%	2,986	2,954	1.1%
Zinc sold ('000 lb)	954	660	44.6%	2,496	2,589	(3.6)%
Gold equivalent sold (oz) (1)	30,281	33,091	(8.5)%	82,725	82,195	0.6%
Average realized silver price ($/oz)	$41.92	$30.05	39.5%	$36.72	$28.23	30.1%

Ore mined (kt)	367	648	(43.4)%	1,469	1,578	(6.9)%
Waste removed (kt)	1,833	1,535	19.4%	4,513	4,564	(1.1)%
Total material mined (kt)	2,199	2,183	0.8%	5,983	6,142	(2.6)%

Ore milled (kt)	506	486	4.1%	1,452	1,372	5.8%
Silver mill feed grade (g/t)	155.94	190.54	(18.2)%	173.17	176.32	(1.8)%
Lead mill feed grade (%)	1.09	1.46	(25.6)%	1.22	1.33	(8.3)%
Zinc mill feed grade (%)	0.25	0.19	32.7%	0.24	0.21	12.9%
Silver recovery (%)	95.0	97.0	(2.0)%	96.1	96.8	(0.8)%
Lead recovery (%)	92.1	96.0	(4.1)%	93.6	95.3	(1.8)%
Zinc recovery (%)	39.0	43.5	(10.4)%	39.4	46.6	(15.5)%

Cost of sales (2)	$44,624	$44,724	(0.2)%	$119,539	$112,768	6.0%
Cost of sales ($/oz silver sold) (2)	$16.80	$16.06	4.6%	$15.80	$16.27	(2.9)%
Cost of sales ($/oz gold equivalent sold) (1, 2)	$1,474	$1,352	9.0%	$1,445	$1,372	5.3%
Cash costs ($/oz silver sold) (3)	$11.58	$11.66	(0.7)%	$10.85	$11.71	(7.3)%
Cash costs ($/oz gold equivalent sold) (1, 3)	$1,016	$982	3.5%	$992	$988	0.4%
AISC ($/oz silver sold) (3)	$13.54	$15.37	(11.9)%	$13.09	$15.36	(14.8)%
AISC ($/oz gold equivalent sold) (1, 3)	$1,188	$1,294	(8.2)%	$1,198	$1,296	(7.6)%
(1)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average closing commodity prices for the period. The Company does not include by-products in the gold equivalent ounce calculations.
(2)Excludes depreciation, depletion, and amortization.
(3)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of silver sold to manage and evaluate operating performance at Puna. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.

Three months ended September 30, 2025 compared to three months ended September 30, 2024
Silver production decreased 16.5% primarily due to lower mill feed grade, partially offset by more ore tonnes milled. Revenue increased by $27.6 million, or 28.2%, of which $31.5 million was due to a higher average realized silver price and $0.6 million was due to higher average realized lead price, partially offset by $3.9 million due to fewer silver ounces sold and $1.1 million due to lower volume of lead concentrate sold. Cost of sales was consistent for the three months ended September 30, 2025 and 2024. Cost of sales per ounce of silver sold and cash costs per ounce of silver sold were consistent for the three months ended September 30, 2025 and 2024. AISC per ounce of silver sold decreased by 11.9% primarily due to lower reclamation cost accretion and amortization.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Silver production increased 3.1% primarily due to more ore tonnes milled. Revenue increased by $83.6 million, or 36.0%, of which $64.2 million was due to a higher average realized silver price and $17.9 million was due to higher silver ounces sold. Cost of sales increased by $6.8 million, or 6.0%, due to more ounces of silver sold. Cost of sales per ounce of silver sold were consistent for the nine months ended September 30, 2025 and 2024. Cash costs per ounce of silver sold decreased by 7.3% due to lower treatment and refining charges. AISC per ounce of silver sold decreased by 14.8% due to lower reclamation cost accretion and amortization and lower sustaining capital expenditures.

Liquidity and Capital Resources
The Company analyzes its liquidity position, taking into consideration its available cash and cash equivalents; expected revenues and operating and capital expenditures; potential penalties and fines, restitution, and legal obligations; estimates of reclamation and remediation related costs; and care and maintenance expenditures at Çöpler over the next twelve months. As of September 30, 2025, the Company had $409.3 million of cash and cash equivalents, and the Company has no borrowings outstanding on the Second Amended Credit Agreement at this time. Each of the Company’s mines operates independently and are not dependent on cash flows or operational synergies. Based on this analysis, the Company believes that its current liquidity position is sufficient to sustain the operational needs of the Company for the next twelve months without needing to borrow under its Second Amended Credit Agreement. The Company may still elect to borrow under the Second Amended Credit Agreement or seek alternate sources of capital for any liquidity needs. All debts, liabilities and obligations under the Second Amended Credit Agreement are guaranteed by the Company’s material subsidiaries and secured by certain of the Company’s assets and material subsidiaries and pledges of the securities of the Company’s material subsidiaries, but does not include the Çöpler assets and subsidiaries and other Alacer entities.
To borrow under the Second Amended Credit Agreement, the Company will be required to satisfy certain financial ratios related to interest coverage and net leverage and make certain representations and warranties on a quarterly basis, including assessing financial ratios over a twelve-month period. Subject to the timing of any borrowings we may make under the Second Amended Credit Agreement, if any, we may be required to seek an amendment from the lenders to permit borrowings if we cannot meet the financial ratios or other requirements due to lower cash flows resulting from the Çöpler Incident or otherwise. As of September 30, 2025, the Company was in compliance with its covenants.
The Company manages its liquidity risk through the planning, budgeting and forecasting process, which is reviewed and updated on a regular basis, to help determine the funding requirements to support its current operations, expansion and development plans, and by managing its capital structure.
Cash and Cash Equivalents
At September 30, 2025, the Company had $409.3 million of cash and cash equivalents, an increase of $21.5 million from December 31, 2024. Refer to the Cash Flows section below for additional detail of the Company’s cash flow activities. The Company held $345.4 million of its cash and cash equivalents balance in USD. Additionally, the Company held cash and cash equivalents of $54.9 million, $6.9 million and $1.8 million in ARS, CAD and TRY, respectively.
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
Debt
The 2019 Notes were reclassified from Debt, non-current to Current portion of debt in the Condensed Consolidated Financial Statements during the second quarter of 2025 due to the holder right of redemption at par plus accrued and unpaid interest, which is payable on April 1, 2026 following a twenty business day notice period. Refer to Part II, Item 8, Note 20 in the Annual Report on Form 10-K for further details.
Cash Dividends
During the three and nine months ended September 30, 2025 and 2024, the Company declared no dividends.

Cash Flows
The following table summarizes the Company's cash flow activity for nine months ended September 30:

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$299,802	$(54,849)
Cash used in investing activities	(286,355)	(103,556)
Cash provided by financing activities	20,727	4,610
Effect of foreign exchange rate changes on cash and cash equivalents	(12,724)	(4,358)
Increase (decrease) in cash, cash equivalents and restricted cash	21,450	(158,153)
Cash, cash equivalents, and restricted cash, beginning of period	387,882	492,494
Cash, cash equivalents, and restricted cash, end of period	$409,332	$334,341
Cash provided by operating activities
For the nine months ended September 30, 2025, cash provided by (used in) operating activities was $299.8 million compared to $(54.8) million for the nine months ended September 30, 2024. The change in cash provided by (used in) operating activities is primarily due to a $435.5 million increase in revenues attributable to 42.9% higher average realized gold price and 25.9% increase in gold ounces sold, $44.4 million of business interruption insurance proceeds received associated with the Çöpler Incident, and decrease in payments related to reclamation and remediation liabilities.
Cash used in investing activities
For the nine months ended September 30, 2025, cash used in investing activities was $286.4 million compared to $103.6 million for the nine months ended September 30, 2024. The increase of $182.8 million of cash used in investing activities is primarily due to the $106.0 million used for the acquisition of CC&V, $59.6 million in higher capital expenditures, and $62.2 million in increased purchases of marketable securities. The increases were partially offset by $48.6 million in higher net proceeds from the sale of marketable securities when compared to the nine months ended September 30, 2024.
Cash provided by financing activities
For the nine months ended September 30, 2025, cash provided by financing activities was $20.7 million compared to $4.6 million for the nine months ended September 30, 2024. The change in cash provided by (used in) financing activities was primarily due to a $9.8 million decrease in the purchases and cancellation of common shares in 2025 as compared to 2024 and an increase of $5.9 million of proceeds from related party debt.
Contractual Obligations
Except as discussed below, there have been no material changes in the Company’s contractual obligations since December 31, 2024.
During the nine months ended September 30, 2025, the Company became liable for milestone-based payments totaling up to $175.0 million in connection with the acquisition of CC&V. Refer to Note 3 of the Condensed Consolidated Financial Statements for further details regarding the CC&V acquisition.
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

The following tables provide a reconciliation of cost of sales to cash costs and AISC:

	Three Months Ended September 30, 2025
(in thousands, unless otherwise noted)	Çöpler	Marigold	CC&V	Seabee	Puna	Corporate	Total
Cost of sales (GAAP) (1)	$—	$62,436	$38,961	$19,661	$44,624	$—	$165,682
By-product credits	—	(45)	(352)	(15)	(12,806)	—	(13,218)
Treatment and refining charges	—	49	2	11	(1,060)	—	(998)
Cash costs (non-GAAP)	—	62,440	38,611	19,657	30,758	—	151,466
Sustaining capital and lease related expenditures	2,826	5,439	6,638	6,842	3,101	—	24,846
Sustaining exploration and evaluation expense	—	134	—	—	—	—	134
Care and maintenance (2)	22,361	—	—	—	—	—	22,361
Reclamation cost accretion and amortization	449	661	3,838	525	2,114	—	7,587
General and administrative expense and stock-based compensation expense	—	—	—	—	—	40,228	40,228
Total AISC (non-GAAP)	$25,636	$68,674	$49,087	$27,024	$35,973	$40,228	$246,622

Gold sold (oz)	—	37,318	27,950	9,000	—	—	74,268
Silver sold (oz)	—	—	—	—	2,656,819	—	2,656,819
Gold equivalent sold (oz) (3)	—	37,318	27,950	9,000	30,281	—	104,549

Cost of sales per gold equivalent ounce sold (1)(3)	N/A	$1,673	$1,394	$2,185	$1,474	N/A	$1,585
Cash cost per gold ounce sold	N/A	$1,673	$1,381	$2,184	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	N/A	$11.58	N/A	N/A
Cash cost per gold equivalent ounce sold (3)	N/A	$1,673	$1,381	$2,184	$1,016	N/A	$1,449
AISC per gold ounce sold	N/A	$1,840	$1,756	$3,003	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	N/A	$13.54	N/A	N/A
AISC per gold equivalent ounce sold (3)	N/A	$1,840	$1,756	$3,003	$1,188	N/A	$2,359
(1)Excludes depreciation, depletion, and amortization.
(2)Care and maintenance expense only includes direct costs not associated with environmental reclamation and remediation costs, as depreciation is not included in the calculation of AISC.
(3)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average closing commodity prices for the period. The Company does not include by-products in the gold equivalent ounce calculations. Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Three Months Ended September 30, 2024
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP) (1)	$5,047	$74,106	$14,404	$44,724	—	$138,281
By-product credits	—	(22)	(12)	(13,813)	—	(13,847)
Treatment and refining charges	33	119	22	1,577	—	1,751
Cash costs (non-GAAP)	5,080	74,203	14,414	32,488	—	126,185
Sustaining capital and lease related expenditures	2,678	10,413	3,078	4,928	—	21,097
Sustaining exploration and evaluation expense	—	790	—	—	—	790
Care and maintenance(2)	16,507	—	7,713	—	—	24,220
Reclamation cost accretion and amortization	493	680	678	5,388	—	7,239
General and administrative expense and stock-based compensation expense	—	—	—	—	19,016	19,016
Total AISC (non-GAAP)	$24,758	$86,086	$25,883	$42,804	$19,016	$198,547

Gold sold (oz)	4,702	47,100	11,250	—	—	63,052
Silver sold (oz)	—	—	—	2,785,411	—	2,785,411
Gold equivalent sold (oz) (3)	4,702	47,100	11,250	33,091	—	96,143

Cost of sales per gold equivalent ounce sold (1)(3)	$1,073	$1,573	$1,280	$1,352	N/A	$1,438
Cash cost per gold ounce sold	$1,080	$1,575	$1,281	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$11.66	N/A	N/A
Cash cost per gold equivalent ounce sold (3)	$1,080	$1,575	$1,281	$982	N/A	$1,312
AISC per gold ounce sold	$5,266	$1,828	$2,301	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$15.37	N/A	N/A
AISC per gold equivalent ounce sold (3)	$5,266	$1,828	$2,301	$1,294	N/A	$2,065
(1)Excludes depreciation, depletion, and amortization.
(2)Care and maintenance expense only includes direct costs not associated with environmental reclamation and remediation costs, as depreciation is not included in the calculation of AISC.
(3)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average closing commodity prices for the period. The Company does not include by-products in the gold equivalent ounce calculations. Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Nine Months Ended September 30, 2025
(in thousands, unless otherwise noted)	Çöpler	Marigold	CC&V	Seabee	Puna	Corporate	Total
Cost of sales (GAAP)(1)	$—	$177,538	$106,929	$61,265	$119,539	$—	$465,271
By-product credits	—	(116)	(1,066)	(55)	(36,061)	—	(37,298)
Treatment and refining charges	—	207	6	76	(1,403)	—	(1,114)
Cash costs (non-GAAP)	—	177,629	105,869	61,286	82,075	—	426,859
Sustaining capital and lease related expenditures	7,447	28,878	14,305	27,352	9,078	—	87,060
Sustaining exploration and evaluation expense	—	1,808	—	—	—	—	1,808
Care and maintenance (2)	64,719	—	—	234	—	—	64,953
Reclamation cost accretion and amortization	1,295	2,024	8,954	1,913	7,918	—	22,104
General and administrative expense and stock-based compensation expense	—	—	—	—	—	90,757	90,757
Total AISC (non-GAAP)	$73,461	$210,339	$129,128	$90,785	$99,071	$90,757	$693,541

Gold sold (oz)	—	113,315	84,050	45,350	—	—	242,715
Silver sold (oz)	—	—	—	—	7,565,557	—	7,565,557
Gold equivalent sold (oz) (3)	—	113,315	84,050	45,350	82,725	—	325,440

Cost of sales per gold equivalent ounce sold(1)(3)	N/A	$1,567	$1,272	$1,351	$1,445	N/A	$1,430
Cash cost per gold ounce sold	N/A	$1,568	$1,260	$1,351	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	N/A	$10.85	N/A	N/A
Cash cost per gold equivalent ounce sold (3)	N/A	$1,568	$1,260	$1,351	$992	N/A	$1,312
AISC per gold ounce sold	N/A	$1,856	$1,536	$2,002	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	N/A	$13.09	N/A	N/A
AISC per gold equivalent ounce sold (3)	N/A	$1,856	$1,536	$2,002	$1,198	N/A	$2,131
(1)Excludes depreciation, depletion, and amortization.
(2)Care and maintenance expense only includes direct costs not associated with environmental reclamation and remediation costs, as depreciation is not included in the calculation of AISC.
(3)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average closing commodity prices for the period. The Company does not include by-products in the gold equivalent ounce calculations. Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Nine Months Ended September 30, 2024
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP)(1)	$29,471	$162,414	$56,111	$112,768	$—	$360,764
By-product credits	(345)	(84)	(51)	(36,661)	—	(37,141)
Treatment and refining charges	384	266	102	5,097	—	5,849
Cash costs (non-GAAP)	29,510	162,596	56,162	81,204	—	329,472
Sustaining capital and lease related expenditures	12,368	25,150	24,184	11,837	—	73,539
Sustaining exploration and evaluation expense	—	1,418	—	—	—	1,418
Care and maintenance(2)	41,468	—	7,713	—	—	49,181
Reclamation cost accretion and amortization	1,472	2,221	2,526	13,463	—	19,682
General and administrative expense and stock-based compensation expense	—	—	—	—	45,329	45,329
Total AISC (non-GAAP)	$84,818	$191,385	$90,585	$106,504	$45,329	$518,621

Gold sold (oz)	28,662	109,419	54,720	—	—	192,801
Silver sold (oz)	—	—	—	6,933,096	—	6,933,096
Gold equivalent sold (oz) (3)	28,662	109,419	54,720	82,195	—	274,996

Cost of sales per gold equivalent ounce sold(1)(3)	$1,028	$1,484	$1,025	$1,372	N/A	$1,312
Cash cost per gold ounce sold	$1,030	$1,486	$1,026	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$11.71	N/A	N/A
Cash cost per gold equivalent ounce sold (3)	$1,030	$1,486	$1,026	$988	N/A	$1,198
AISC per gold ounce sold	$2,959	$1,749	$1,655	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$15.36	N/A	N/A
AISC per gold equivalent ounce sold (3)	$2,959	$1,749	$1,655	$1,296	N/A	$1,886
(1)Excludes depreciation, depletion, and amortization.
(2)Care and maintenance expense only includes direct costs not associated with environmental reclamation and remediation costs, as depreciation is not included in the calculation of AISC.
(3)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average closing commodity prices for the period. The Company does not include by-products in the gold equivalent ounce calculations. Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

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
The following table provides a reconciliation of Net income (loss) attributable to SSR Mining shareholders to adjusted net income (loss) attributable to SSR Mining shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share)	2025	2024	2025	2024
Net income (loss) attributable to SSR Mining shareholders (GAAP)	$65,441	$10,557	$214,297	$(266,832)
Interest saving on 2019 Notes, net of tax	1,248	—	3,727	—
Net income (loss) used in the calculation of diluted net income per share	$66,689	$10,557	$218,024	$(266,832)

Weighted-average shares used in the calculation of net income (loss) per share
Basic	202,783	202,140	202,660	202,209
Diluted	217,464	202,447	217,018	202,209

Net income (loss) per share attributable to SSR Mining shareholders (GAAP)
Basic	$0.32	$0.05	$1.06	$(1.32)
Diluted	$0.31	$0.05	$1.00	$(1.32)

Adjustments:
CC&V transaction and integration costs	7,287	—	19,040	—
Effects of the Çöpler Incident (1)	1,929	(1,939)	55,359	319,981
Insurance proceeds received related to the Çöpler Incident (2)	—	—	(35,527)	—
Impairment of long lived and other assets	—	369	—	369
Change in fair value of marketable securities	(3,021)	(330)	(6,742)	(6,749)
Income tax impact related to above adjustments	638	187	1,593	1,208
Inflationary impacts on tax balances	(3,920)	(2,484)	(8,017)	(11,652)
Adjusted net income (loss) attributable to SSR Mining shareholders (Non-GAAP)	$68,354	$6,360	$240,003	$36,325

Adjusted net income (loss) per share attributable to SSR Mining shareholders (Non-GAAP)
Basic	$0.34	$0.03	$1.18	$0.18
Diluted (3)	$0.32	$0.03	$1.12	$0.18

(1)For the three months ended September 30, 2025, the effects of the Çöpler Incident represent contingencies and expenses of $1.9 million (presented net of pre-tax attributable non-controlling interest of $0.5 million).

For the nine months ended September 30, 2025, the effects of the Çöpler Incident represent (1) reclamation costs of $7.5 million (presented net of pre-tax attributable non-controlling interest of $1.9 million) and remediation costs of $42.8 million (presented net of pre-tax attributable non-controlling interest of $10.7 million) and (2) contingencies and expenses of $5.0 million (presented net of pre-tax attributable non-controlling interest of $1.3 million).

For the nine months ended September 30, 2024, the effects of the Çöpler Incident represent (1) reclamation costs of $9.0 million (presented net of pre-tax attributable non-controlling interest of $2.2 million) and remediation costs of $209.3 million (presented net of pre-tax attributable non-controlling interest of $52.4 million); (2) impairment charges of $91.4 million (presented net of pre-tax attributable non-controlling interest of $22.8 million) related to plans to permanently close the heap leach pad; and (3) contingencies and expenses of $10.3 million (presented net of pre-tax attributable non-controlling interest of $2.6 million).
(2)For the nine months ended September 30, 2025, represents $35.5 million (presented net of pre-tax attributable non-controlling interest of $8.9 million) of business interruption insurance proceeds received associated with the Çöpler Incident.
(3)Adjusted net income (loss) per diluted share attributable to SSR Mining shareholders is calculated using diluted common shares, which are calculated in accordance with GAAP. For the three months ended September 30, 2024, $1.2 million of interest savings on 2019 Notes, net of tax, and dilutive potential shares of approximately 13.0 million were excluded from the computation of diluted loss per common share attributable to SSR Mining shareholders in the Condensed Consolidated Statement of Operations as they were antidilutive. For the nine months ended September 30, 2024, $3.7 million of interest savings on 2019 Notes, net of tax, and dilutive potential shares of approximately 13.3 million were excluded from the computation of diluted loss per common share attributable to SSR Mining shareholders in the Condensed Consolidated Statement of Operations as they were antidilutive. These interest savings and shares were included in the computation of adjusted net income (loss) per diluted share attributable to SSR Mining shareholders for the nine months ended September 30, 2024.

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
The following is a reconciliation of Net income (loss) attributable to SSR Mining shareholders to EBITDA and adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income (loss) attributable to SSR Mining shareholders (GAAP)	$65,441	$10,557	$214,297	$(266,832)
Net income (loss) attributable to non-controlling interests	(8,349)	(4,306)	(22,397)	(82,615)
Depletion, depreciation and amortization	28,218	30,443	85,068	91,852
Interest expense	3,584	2,942	11,180	9,702
Income and mining tax expense (benefit)	14,950	869	44,321	(7,641)
EBITDA (non-GAAP)	103,844	40,505	332,469	(255,534)
CC&V transaction and integration costs	7,287	—	19,040	—
Effects of the Çöpler Incident (1)	2,411	(2,424)	69,199	399,976
Insurance proceeds received related to the Çöpler Incident (2)	—	—	(44,409)	—
Impairments of long lived and other assets	—	369	—	369
Change in fair value of marketable securities	(3,021)	(330)	(6,742)	(6,749)
Adjusted EBITDA (non-GAAP)	$110,521	$38,120	$369,557	$138,062
(1)For the three months ended September 30, 2025, the effects of the Çöpler Incident represent contingencies and expenses of $2.4 million.

For the nine months ended September 30, 2025, the effects of the Çöpler Incident represent (1) reclamation costs of $9.4 million and remediation costs of $53.5 million and (2) contingencies and expenses of $6.3 million.

For the nine months ended September 30, 2024, the effects of the Çöpler Incident represent (1) reclamation costs of $11.2 million and remediation costs of $261.7 million; (2) impairment charges of $114.2 million related to plans to permanently close the heap leach pad; and (3) contingencies and expenses of $12.9 million.
(2)For the nine months ended September 30, 2025, represents business interruption insurance proceeds received associated with the Çöpler Incident.

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
The following table provides a reconciliation of Cash provided by (used in) operating activities to free cash flow:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash provided by (used in) operating activities (GAAP)	$299,802	$(54,849)
Expenditures on mineral properties, plant and equipment	(164,519)	(104,961)
Free cash flow (non-GAAP)	$135,283	$(159,810)
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
Insurance Recoveries
Business interruption insurance proceeds are specifically insurance proceeds to recover lost revenues due to a qualifying event as determined by the insurance policy. The Company records business interruption insurance proceeds once the insurance provider acknowledges that the claim is covered and agrees in writing to the amount to be paid for the claim. For the nine months ended September 30, 2025, the Company recorded business interruption insurance proceeds to Other operating expense (income), net in the Condensed Consolidated Statements of Operations and are reflected as operating cash flows in the Condensed Consolidated Statements of Cash Flows.

New Accounting Pronouncements
For a discussion of Recently Issued Accounting Pronouncements, see Note 2 of the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks during the three month period ended September 30, 2025.
For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7A of the Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Management assessed the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon its assessment, Management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.
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
On March 18, 2024 and March 22, 2024, two related putative securities class actions, Karam Akhras v. SSR Mining Inc., et. al., Case No. 24-cv-00739 and Eric Lindemann v. SSR Mining Inc., et. al., Case No. 24-cv-00808, were filed in the United States District Court for the District of Colorado (collectively, the “US Securities Actions”). The US Securities Actions assert claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against the Company, as well as certain of its current and former members of management (the “Individual Defendants”, and together with the Company, the “Defendants”) and for alleged violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaints allege that certain public statements made by the Defendants were rendered materially false and misleading with respect to, among other things, the adequacy of the Company’s internal controls relating to its safety practices and operational integrity at its Çöpler mining facility in Türkiye. On August 2, 2024, the US Securities Actions were consolidated as Consolidated Civil Action No. 1:24-cv-00739-DDD-SBP (the “Consolidated US Securities Action”) and the court appointed lead counsel and a lead plaintiff for the putative class. On October 15, 2024, the lead plaintiff filed a consolidated amended complaint. Defendants filed a motion to dismiss the consolidated amended complaint on December 17, 2024, which was granted by the court, without prejudice, on September 30, 2025.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the quarter ended September 30, 2025.

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

SSR MINING INC. Registrant
Date: November 4, 2025	/s/ Michael J. Sparks
Name: Michael J. Sparks Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2025	/s/ Russell Farnsworth
Name: Russell Farnsworth Title: Vice President, Controller (Principal Accounting Officer)