Form 10-K
period 2025-12-31
SSR MINING INC.
filed 2026-02-17
CIK 921638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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

At June 30, 2025, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $2,566,832,789 based on the closing sale price as reported on Nasdaq Global Market on that date. There were 203,326,282 common shares outstanding on January 31, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this report (including information incorporated by reference herein) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provided for under these sections. Forward looking statements can be identified with words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “intend,” “estimate,” “projects,” “predict,” “potential,” “continue” and similar expressions, as well as statements written in the future tense. When made, forward-looking statements are based on information known to management at such time and/or management’s good faith belief with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the Company’s (as defined herein) forward-looking statements. Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements include, without limitation: all information related to the Çöpler Incident (as defined herein, and which is described in further detail in this Annual Report on Form 10-K), including any statements about the ongoing impact of the Çöpler Incident on our business, financial condition, results of operations and cash flow, including the remediation efforts the Company is undertaking, affected individuals and the surrounding community, including if, when and under what conditions the Company will be authorized to resume operations, and any impact of the Çöpler Incident on our overall operations in Türkiye; timing, production, cost, operating and capital expenditure guidance; the Company’s intention to return excess attributable free cash flow to shareholders; the timing and implementation of any share buyback program; statements regarding plans or expectations for the declaration of future dividends and the amount thereof; future cash costs and all-in sustaining costs (“AISC”) per ounce of gold, silver and other metals sold; the prices of gold, silver, copper, lead, zinc and other metals; mineral resources, mineral reserves, realization of mineral reserves, and the existence or realization of mineral resource estimates; the Company’s ability to discover new areas of mineralization; the timing and extent of capital investment at the Company’s operations; the timing of production and production levels and the results of the Company’s exploration and development programs; current financial resources being sufficient to carry out plans, commitments and business requirements for the next twelve months; movements in commodity prices not impacting the value of any financial instruments; estimated production rates for gold, silver and other metals produced by the Company; the estimated cost of sustaining capital; availability of sufficient financing; receipt of regulatory approvals; the timing of studies, announcements, and analysis; the timing of construction and development of proposed mines and process facilities; ongoing or future development plans and capital replacement; estimates of expected or anticipated economic returns from the Company’s mining projects, including future sales of metals, concentrate or other products produced by the Company and the timing thereof; the impact of changes in government policies, laws and regulations affecting our business, including affecting mining, trade, tariffs and foreign investment; the Company’s plans and expectations for its properties and operations; the Company's ability to efficiently integrate acquired mines and businesses and to manage the costs related to any such integration, or to retain key technical, professional or management personnel; and all other timing, exploration, development, operational, financial, budgetary, economic, legal, social, environmental, regulatory, and political matters that may influence or be influenced by future events or conditions.
Such forward looking information and statements are based on a number of material factors and assumptions, including, but not limited to, timing, exploration, development, operational, financial, budgetary, economic, legal, social, geopolitical, regulatory and political factors that may influence future events or conditions. The above list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements and information. Certain additional risks and uncertainties and other factors are described under Item 1A Risk Factors, and these are not the only risks and uncertainties we face. There can be no assurance that the Company has identified all the risks that may affect it. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial also may adversely affect the Company’s businesses. If any of those risks or uncertainties develops into actual events, those events or circumstances could have a material adverse effect on the Company’s businesses, operating results, cash flows, financial condition and/or stock price, among other effects. Such forward looking statements and information will not be updated to reflect events or circumstances arising after the date of this Annual Report to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. BUSINESS
Introduction
SSR Mining Inc. and its subsidiaries (collectively, “SSR Mining,” or “Company”) is a precious metals mining company with assets located in the United States, Türkiye, Canada and Argentina. The Company is primarily engaged in the operation, acquisition, exploration and development of precious metal resource properties located in Türkiye and the Americas. The Company produces gold doré as well as copper, silver, lead and zinc concentrates.
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
Segment Information
The Company’s operations consist of five reportable and operating segments for each of its producing mine sites - Çöpler, located in Erzincan Province, Türkiye (“Çöpler”), Marigold, located in Nevada, United States (“Marigold”), Crippler Creek & Victor, located in Colorado, United States (“CC&V”), Seabee, located in Saskatchewan, Canada (“Seabee”), and Puna, located in Jujuy Province, Argentina (“Puna”) - each of which is a reportable operating segment and which are also referred to as producing assets. The contributions to revenue by reportable operating segment for the year ended December 31, 2025 were 0% from Çöpler (2024 – 7%; 2023 – 31%), 33% from Marigold (2024 – 41%; 2023 – 38%), 28% from CC&V, 11% from Seabee (2024 – 19%; 2023 – 11%) and 28% from Puna (2024 – 33%; 2023 – 20%). See Note 4 to the Consolidated Financial Statements for further information relating to reportable operating segments.
The Company also participates in exploration and development activities at properties located in the United States, Argentina, Canada and Türkiye. See Item 2. Properties, for further information about the Company’s production, exploration and development properties.
Principal Products
Çöpler, Marigold, CC&V and Seabee produce gold doré. Doré consists of unrefined gold bullion bars that generally contain in excess of 90% gold, which is subsequently refined by a third party to gold bullion. The Company sells gold doré produced at Marigold, CC&V and Seabee primarily to banks, and sells gold doré produced at Çöpler, when operational, to the Central Bank of Türkiye. Puna produces silver, lead and zinc concentrates, which are sold to smelters or traders for further refining.
During 2025, sales of gold doré represented approximately 71% of total revenue, with 33% sold to Canadian Imperial Bank of Commerce (“CIBC”), 13% sold to the Royal Bank of Canada (“RBC”), and 12% sold to the National Bank of Canada (“NBC”). Silver sales represented approximately 24% of revenue with 10% sold to Trafigura Trading LLC. During 2024, sales of gold doré accounted for 67% of revenue, with 30% sold to CIBC and 13% to Asahi Refining. During 2023, sales of gold doré accounted for 80% of revenue, with 33% sold to CIBC and 31% sold to Central Bank of Türkiye.
The Company sells lead and zinc concentrate with high silver content, through contractual arrangements with smelters and traders located in Asia and Europe. The concentrates are sold under supply contracts updated annually or as needed through spot sales, with processing fees based on the demand for the concentrates in the global marketplace.

The Company’s product revenue by category for the following years was as follows:

	Year Ended December 31,
Product Revenue (1)	2025	2024	2023
Gold	71%	67%	80%
Silver	24%	27%	15%
Lead	3%	5%	3%
Zinc	—%	—%	1%
Other (2)	2%	1%	1%
(1) The Company also realizes de minimis revenue from copper.
(2) Other revenue includes: changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.
For information on the mineral resources and mineral reserves for each operating asset, see Item 2, “Proven and Probable Reserve Estimates by Mineral” and “Resource Estimates by Mineral.”
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
The average closing commodity prices for the following years were as follows:

	Year Ended December 31,
	2025	2024	2023
Average Gold Prices Per Ounce	$3,435	$2,387	$1,943
Average Silver Prices Per Ounce	$39.94	$28.25	$23.39
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
We maintain insurance policies against property loss and business interruption and insure against risks that are typical in the operation of our business, in amounts that we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with a particular event. Additionally, insurance recoveries may not cover the total losses and liabilities resulting from a particular event, including the Çöpler Incident (described below). The Company does not expect insurance coverage to fully cover losses related to the Çöpler Incident. See Item 1A. Risk Factors, below for further information.
Çöpler Incident
On February 13, 2024, we suspended operations at our Çöpler property following a significant slip on the heap leach pad (the “Çöpler Incident”).
In partnership with the Turkish authorities, the Company is working to remediate the site, which includes a permanent closure of the heap leach pad and a cessation of heap leach processing. Public statements from Turkish government officials have confirmed that there has been no recordable contamination to local soil, water or air resulting from the displaced heap leach material.
We have worked closely with the relevant authorities to obtain the reinstatement of the necessary regulatory approvals and to allow for the restart of the Çöpler mine. It is anticipated that, if approved, initial operations at Çöpler would consist of processing a combination of stockpiled ore and ore mined from Çakmaktepe. It is further anticipated that resumption of operations at Çöpler would be in accordance with our 2014 Environmental Impact Assessment (the “2014 EIA”), as our 2021 Environmental Impact Assessment (the “2021 EIA”) was cancelled following the Çöpler Incident. Among other operation considerations, the 2014 EIA prescribes a lower throughput rate for the sulfide plant operations of 6,000 tonnes per day, as compared to 9,000 tonnes per day under the 2021 EIA. At this time, we are not able to estimate or predict if, when and under what conditions we will be authorized to resume operations at Çöpler.
For further information on the Çöpler mine and the Çöpler Incident see Item 1A. Risk Factors and Item 2. Properties under the heading “Çöpler Property, Erzincan Province, Türkiye.”

Sustainability
The Company’s approach to sustainability matters is underpinned by the goal of minimizing the impact of our operations to the environment and leaving a positive legacy in the communities where the Company operates. For the Company, being a responsible corporate citizen means protecting the natural environment associated with its business activities, providing a safe workplace and work processes for its employees and contractors, and investing in the communities where the Company operates in an effort to enhance the lives of those who live and work in these communities beyond the life of its operations. The Company takes a long-term view of its corporate responsibility, which is reflected in the policies that guide the Company’s business decisions, and in its corporate culture that fosters safe and ethical behavior across all levels of the Company.

The Company’s Environmental & Sustainability Policy defines the organization’s commitments to responsible environmental stewardship and to the health and welfare of the people and communities in which the Company operates. The policy is designed to guide the Company in advancing each of those commitments. The Company publishes a Sustainability Report, which outlines the Company’s approach to sustainability across a range of areas and summarizes the Company’s sustainability performance. The Company’s Environmental & Sustainability Policy and its Sustainability Data are available on the Company’s website. The information included on the Company’s website is not incorporated into this Annual Report.
The Company’s Board of Directors (the “Board”) has also established a Technical, Safety and Sustainability Committee (the “TSS Committee”) that, as part of its mandate, is responsible for reviewing the Company’s safety, health, security, risk, environment, community relations and sustainability policies and practices, and monitoring the Company’s performance in these areas. Additionally, under the TSS Committee charter, the TSS Committee reviews significant incidents relating to these areas. The TSS Committee’s charter is available on the Company’s website. The information included on the Company’s website is not incorporated into this Annual Report.
Producing precious metals is an energy-intensive business, resulting in carbon emissions. The Company’s operations are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy. See Item 1A. Risk Factors, below for further information.
Community Engagement
The Company’s community relations program is based on open and continuous communication with the members of communities located in its areas of operation. The Company takes a shared-value approach to local development activities to promote sustainable long-term economic and social benefits. In addition, the Company strives to ensure that local stakeholders have an opportunity for input and dialogue. Projects aimed at assisting and advancing the Company’s communities include training and employment, development of infrastructure and support for education and medical services, among others. At all times, the Company works to be a partner in the long-term sustainability of the communities in which it operates. In addition to direct investments made by SSR Mining, it also invests in the local communities surrounding its operations by supporting education, social programs and infrastructure projects.
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

Public statements from Turkish government officials have confirmed that there has been no recordable contamination to local soil, water or air resulting from the displaced heap leach material in connection with the Çöpler Incident. The Company continues to work with the Ministry of Environment, Urbanization and Climate Change of Türkiye on remediation of the affected areas at Çöpler. See Item 1A. Risk Factors, below for further information.
Reclamation and Remediation
The Company’s mining, exploration and development activities are subject to various federal, provincial, state and municipal laws and regulations relating to the protection of the environment, including requirements for closure and reclamation of mining properties. The Company has reclamation obligations at its mineral properties, including Çöpler, Marigold, CC&V, Seabee, and Puna. These obligations are supported by bonds or other financial assurances held by the relevant jurisdictional authorities. As required by the Company’s environmental permits, all closure plans are periodically updated. The Company accrues remediation costs when it is probable that an obligation has been incurred and the cost can be reasonably estimated. In addition to the remediation costs, estimates may include ongoing care, maintenance, and monitoring costs.
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
Human Capital Management
Employees and Contractors
As of December 31, 2025, the Company employed approximately 2,900 full-time employees and 1,900 contract employees throughout the United States, Canada, Argentina and Türkiye.
Certain of the Company’s employees in Türkiye and Argentina are represented by a union. As of December 31, 2025, approximately 25% of the Company’s workforce were represented by a union.
Inclusion
The Company recognizes that a workforce composed of many individuals with a mix of skills, experience, perspectives, backgrounds and characteristics leads to a more robust understanding of opportunities, issues and risks, and to stronger decision-making. Given the broad geographic footprint of the Company’s operations, we benefit from a meaningfully diverse workforce. The Board similarly also recognizes that a board of directors with a mix of skills, experience, perspectives, backgrounds and characteristics makes for better oversight and corporate governance and is committed to a merit-based process, which is based on objective criteria, solicits multiple perspectives and is free of conscious or unconscious bias and discrimination, for the identification and selection of nominees to the Board. The Company is a member of the Catalyst Accord 2022 and the 30% Club Canada. These initiatives are aimed at accelerating the advancement of women in the workplace with a target goal of at least 30% representation of women on public-company boards. Currently, 50% of our independent Board members self-identify as being “diverse.”
The Company has adopted a Diversity Policy, and the Company’s diversity initiatives are overseen by the Corporate Governance and Nominating Committee at the Board level and by the Compensation and Leadership Development Committee across the Company. The Diversity Policy is reviewed annually and is available on the Company’s website. In addition, the Company’s Code of Business Conduct and Ethics (the “Code of Conduct”), available on the Company's website. The information included on the Company’s website is not incorporated into this Annual Report.

Health and Safety
The Company acknowledges that there are inherent risks associated with the Company’s business and, through proactive risk management, continuously strives to maximize the safety of its operations and minimize and control health and safety risks.
The Company’s safety framework emphasizes effective risk-centered management systems, positive and effective work cultures and proactive leadership. This approach balances the human and technical aspects of safety by blending leadership behaviors with traditional management activities to create a safe, productive culture. The Company ensures that its workers understand their individual roles and contributions to safe production and a safe workplace, maintaining safety awareness, recognizing hazards and assessing risk in their daily activities. The technical aspects of safety are addressed through established systems, policies and procedures describing how risk and controls are managed to reduce the risk of harm to workers. Performance measurement and accountability provides feedback and maintains focus on continuous improvement. The information included on the Company’s website is not incorporated into this Annual Report.

Human Rights
As part of the Company’s commitment to being a responsible corporate citizen, the Company recognizes the important role and responsibility it has in respecting the human rights of its stakeholders. The Company has adopted a Human Rights Policy, available on the Company’s website, which is aligned with the United Nations Guiding Principles on Business and Human Rights, the United Nations Global Compact, and the Organization for Economic Cooperation and Development Guidelines for Multinational Enterprises. This includes support and respect for the human rights expressed in the International Bill of Human Rights and the principles concerning fundamental rights set out in the International Labour Organization’s Declaration on Fundamental Principles and Rights at Work. The information contained in, or that can be accessed through, the Company's website is not incorporated herein and does not constitute a part of this Annual Report.
Available Information
SSR Mining Inc. was incorporated in British Columbia, Canada in 2005 and its predecessor companies date back to 1946. The corporate office is located at Suite 1300 - 6900 E. Layton Ave Denver, Colorado 80237. SSR Mining’s common shares are listed on the Nasdaq Global Select Market (“Nasdaq”) and the Toronto Stock Exchange (“TSX”) under the trading symbol “SSRM.” SSR Mining voluntarily delisted from the Australian Securities Exchange (“ASX”) in Australia under the symbol “SSR”, effective April 8, 2025.
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
Risk Factor Summary
The following is a summary of certain of the principal risks faced by the Company that could negatively impact our businesses, operating results, cash flows and/or financial condition:
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
•The Company’s estimates of mineral reserves and mineral resources (“MRMR”) are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.
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
•Future funding requirements may affect the Company’s business.
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
•Civil disobedience in certain of the countries where the Company’s mining operations are located could adversely affect its business.
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

Risks Related to the Çöpler Incident
As a result of the Çöpler Incident, we are exposed to a number of risks, described below, that will have an uncertain and potentially adverse impact on our business, consolidated results of operations, financial position and cash flows, which could be material. In addition, a number of existing risks identified in other sections of this report will be exacerbated as a result of the Çöpler Incident.
Actual and potential losses and liability resulting from the Çöpler Incident could have a material adverse effect on our financial condition, liquidity, cash flows and results of operations.
On February 13, 2024, the Company suspended operations at Çöpler as a result of a significant slip on the heap leach pad. We cannot determine at this time when operations will resume at Çöpler, if at all. The Çöpler Incident is expected to have a significant, ongoing impact on the Company’s cash flows, liquidity and capital resources, even after we are permitted to resume operations. Although the Company currently estimates its existing capital resources and the cash flows generated from its other mine properties will continue to be sufficient to meet the Company’s ongoing cash flow, capital expenditure and other business requirements for the foreseeable future, there are a number of factors that may change the Company’s estimate or that the Company was not able to estimate and, therefore, the Company’s expected cash requirements may increase. These factors include, among other things, the ongoing cost of the remediation of the Çöpler site and the surrounding area, the potential legal and regulatory obligations and associated fines and penalties that may arise, the extent of third-party liability and our ability to recover from any such third parties, the availability and extent of property and liability insurance and the impact of debt covenants and other contractual obligations. If the Company’s estimates of the costs and other expenditures that it will incur in connection with the Çöpler Incident are incorrect or insufficient, it may result in a material adverse effect on Company’s liquidity, cash flows, results of operations and business.
Ongoing investigations and remediation in connection with the Çöpler Incident could have a material adverse effect on the operation.
The Türkiye governmental authorities continue their investigations into the Çöpler Incident. The Türkiye government has arrested and charged certain of our employees as part of this investigation. As a result of the investigations, the Company may face, among other things, criminal and/or civil sanctions, which may include significant fines, orders for additional remediation and restitution to the individual, families and communities that may have been impacted and loss of permits and/or the ability to operate Çöpler. The Türkiye government has revoked Çöpler’s environmental and operating permits in connection with the incident, and the Company cannot predict when or if such permits will be reinstated and under what conditions.
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
The Company has prepared estimates of future production, operating costs and capital costs for Çöpler and the Technical Report Summary for Çöpler contains estimates of future production, development plans, operating and capital costs and other economic and technical estimates, if operations resume at Çöpler. As a result of the Çöpler Incident, the Company may not be able to achieve these estimates during the time frame it has set out, if at all, as the operating and economic assumptions, along with the mineral reserves, mineral resources, cost estimates and other findings contained in such TRS, may no longer be accurate. When more information is available regarding the operations at Çöpler, the TRS may need to be amended, and we are not certain as to when this will occur. The Company cannot estimate at this time when Çöpler will resume operations, which may have a material adverse impact on the Company’s future cash flows, profitability, results of operations and financial condition.
Additionally, on August 20, 2024, the local Turkish court issued a decision cancelling the 2021 EIA, due to insufficiencies in the 2021 EIA approval process. On February 11, 2025, the Turkish Council of State affirmed the decision of the lower court. As a result of the cancellation of the 2021 EIA, the operating guidelines at Çöpler revert to those outlined in the Company’s prior environmental impact assessment, which was issued in 2014 EIA, which, among other considerations, prescribes a lower throughput rate for the sulfide plant operations. If the Company is permitted to resume operations at Çöpler, it may not be able to operate the mine under the parameters of the 2014 EIA, if at all. There can be no guarantee that the mine, if operations are permitted to resume, will be able to operate under the parameters of the 2021 EIA in the future, if at all. At this time, the Company cannot fully assess the entire scope of the impact of operating under the 2014 EIA.
Covenants and events of default in our debt instruments could limit our ability to borrow funds under such instruments and adversely affect our liquidity and such debt instruments allow for acceleration of repayment of our borrowings under certain conditions.
Our Second Amended Credit Agreement contains a number of covenants and events of default, which may be implicated by the Çöpler Incident. Although we do not believe the Çöpler Incident was a material adverse event under the terms of the Second Amended Credit Agreement or that there has been a violation of any covenant or an event of default, if it was later determined that the Çöpler Incident or an event that occurs as a result of the Çöpler Incident, such as an action by Turkish authorities or by third parties, is a material adverse event or the resulting events triggered a violation of a covenant or an event of default, the lenders under the Second Amended Credit Agreement may be permitted to terminate all commitments to extend credit under the Second Amended Credit Agreement and, if we had outstanding borrowings, to exercise remedies against the collateral pledged to secure the obligations thereunder. As of the date of this report, we do not have any outstanding borrowings under our Second Amended Credit Agreement. The Second Amended Credit Agreement also requires us to maintain specified financial ratios and satisfy other financial tests and make certain representations and warranties whenever we are borrowing under the Second Amended Credit Agreement. Our ability to meet those financial ratios and tests and to be able to make such required representations and warranties may be negatively affected by the Çöpler Incident and we may not be permitted to borrow under the Second Amended Credit Agreement. If our lenders terminate all commitments to extend further credit or restrict our ability to borrow under the Second Amended Credit Agreement, we may not have access to adequate financial resources to fund our business and planned capital expenditures, which may have a material adverse impact on our cash flows, results of operations or financial condition and liquidity position.
Responding to the Çöpler Incident, including progressing the remediation and restart efforts, requires significant management attention.
The health, safety, and well-being of our employees, contractors, and their families, along with the surrounding community, following the Çöpler Incident, responding to inquiries from and interacting with the government of Türkiye and progressing the remediation and the steps necessary to resume operations at Çöpler have been key areas of focus and the priority of the management team since the Çöpler Incident. Our management team will continue to focus on the remediation effort, working to resume operations at Çöpler and responding to the legal and other claims to which the Company has and may in the future become subject. This will continue to require substantial management time and attention, which may divert management from overseeing the operations of the Company’s other mines and focusing on developing and executing on our overall strategy.

The Çöpler Incident could impact the ongoing development of Hod Maden.
While the Çöpler Incident has not impacted our development plan with respect to Hod Maden to date, there can be no guarantee that direct or indirect impacts will not arise in the future. As a result of the Çöpler Incident, the Türkiye government could rescind or revoke permits associated with our Hod Maden development or otherwise prevent us from completing or participating in the development of Hod Maden, or make less desirable to do so. Our ability to continue with the development or participation in the Hod Maden project may have a material adverse impact on the Company's cash flows, results of operations or financial condition or our ongoing joint venture relationships and operations in Türkiye.
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
As a result of the Çöpler Incident, the Company and certain of its current and former officers and directors are subject to securities class actions in the United States and Canada, and it is possible that the Çöpler Incident could result in significant additional claims for damages, including, potentially, claims for loss of life and property or environmental damage, or securities losses. We have no ability to estimate the timing, extent or the significance of any of these claims. Therefore, these events could materially affect the Company’s business, reputation, financial condition and results of operations. If the Company is held responsible for loss of life, environmental and other property damage caused by the Çöpler Incident, it could have a material impact on the Company’s financial condition, liquidity, cash flows and results of operations. The Company has insurance coverage for third party claims and damages, but the aggregate losses associated with the Çöpler Incident could significantly exceed the amount of available insurance coverage or we may not be successful in our efforts to recover our insurance policies. The Company is incurring legal and consulting fees to manage current and potential lawsuits and financial implications related to the Çöpler Incident, and those amounts are likely to be material, and are in addition to the claims for damages, which could be significant.
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
As a result of the Çöpler Incident, our shares have experienced increased trading volume volatility on both Nasdaq and the TSX. It is likely that our share price will continue to be volatile due to the release of new information about the Çöpler Incident or the Company, including, among other things, updates regarding the timing or likelihood of returning to operations at Çöpler, actions taken by the Türkiye government, lawsuits or claims filed against us, or financial implications arising from the incident. Additionally, media reports and social media stories in the United States, Canada, Türkiye and elsewhere, whether or not substantiated, could have an impact on our share price. These factors could subject the market price of our common shares to price fluctuations regardless of our underlying operating performance. As a result, our share price may continue to be volatile.

Risks Related to the Company’s Operations and Business
The Company’s production, development plans and cost estimates may vary and/or not be achieved.
The Company has prepared estimates of future production, operating costs and capital costs for its Çöpler, Marigold, Seabee, Puna and CC&V operating mines, and the Company’s technical studies and reports for the Company’s operating mines and other projects, as may be amended or updated from time to time, contain estimates of future production, development plans, operating and capital costs and other economic and technical estimates relating to these projects. These estimates are based on a variety of factors and assumptions and there is no assurance that such production, plans, costs or other estimates will be achieved. Actual production, costs and financial returns may vary significantly from the estimates depending on a variety of factors, many of which are not within the Company’s control. These factors primarily include, but are not limited to: actual ore mined varying from estimates of grade, tonnage, dilution, metallurgical and other characteristics; short-term operating factors, such as the need for sequential development of ore bodies and the processing of new or different ore grades from those planned; mine failures, slope failures, equipment failures or accidents and the exposure for related claims of loss and liabilities; and encountering unusual or unexpected geological conditions. Failure to achieve estimates or material increases in costs could have a material adverse impact on the Company’s future cash flows, profitability, results of operations and financial condition.
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
•increased import and export taxes and tariffs;
•inflation and/or expectations for inflation;
•other political and economic conditions, including interest rates and currency values; and
•changing investor or consumer sentiment, including as it relates to mining companies and in connection with transition to a low-carbon economy, investor interest in crypto currencies and other investment alternatives, away from precious metals, and other factors.
The Company cannot predict the effect of these factors on metal prices. For example, average gold prices for 2025 were $3,435 per ounce (2024: $2,387; 2023: $1,943), average silver prices for 2025 were $39.94 per ounce (2024: $28.25; 2023: $23.39), average lead prices for 2025 were $0.95 per pound (2024: $0.93; 2023: $0.99) and average zinc prices for 2025 were $1.28 per pound (2024: $1.14; 2023: $0.92). Any decline in our realized prices adversely impacts our revenues, net income and operating cash flows.

In addition, a decrease in the market price of gold, silver and other metals would affect the profitability of Çöpler, Marigold, Seabee, Puna and CC&V and could affect the Company’s ability to finance the exploration and development of any of the Company’s other mineral properties. The market price of gold, silver and other metals may not remain at current levels. In particular, an increase in worldwide supply, and consequential downward pressure on prices, may result over the longer term from increased gold or silver production from mines developed or expanded as a result of current metal price levels.
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
Any material reductions in estimates of mineralization, or of the Company’s ability to extract this mineralization, including estimates made in a Technical Report Summary (as defined herein) for any of the Company’s operating properties and additional projects, could have a material adverse effect on the Company’s results of operations or financial condition. There is no assurance that mineral recovery rates achieved in small scale tests will be duplicated in large scale tests under on-site conditions or in production scale. If our reserve estimations are required to be revised using significantly lower gold, silver, copper, zinc, lead and other metal prices as a result of a decrease in commodity prices, increases in operating costs, reductions in metallurgical recovery or other modifying factors, this could result in material write-downs of our investment in mining properties or increased amortization, reclamation and closure charges.
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
As part of the Company’s business strategy, it has sought and will continue to seek new operating, exploration and development opportunities in the mining industry, such as the Company’s recent acquisition of the CC&V mine. The Company may consider, from time to time, the acquisition of ore reserves from third parties. Such acquisitions are typically based on an analysis of a variety of factors including, but not limited to, historical operating results, estimates of and assumptions regarding the extent of ore reserves, the timing of production from such reserves, cash and other operating costs and the Company’s assumptions for future gold, silver, copper, zinc or lead prices or other mineral prices. In connection with any acquisitions, the Company may rely on data and reports prepared by third parties, which may contain information or data that the Company is unable to independently verify or confirm. Other than historical operating results, all of these factors are uncertain and may have an impact on the Company’s revenue, cash flow and other operating issues, as well as contributing to the uncertainties related to the process used to estimate ore reserves.
In pursuit of such opportunities, the Company may fail to select appropriate acquisition candidates or negotiate acceptable arrangements, including arrangements to finance acquisitions or integrate the acquired opportunities into the Company’s existing business. The Company cannot provide assurance that it can complete any acquisition or business arrangement that it pursues, or is pursuing, on favorable terms, if at all, or that any acquisitions or business arrangements completed will ultimately benefit its business. Further, any acquisition the Company has made or will make will require a significant amount of time and attention from the Company’s management, as well as resources that otherwise could be spent on the operation and development of its existing business. In addition, there may be intense competition for the acquisition of ore reserves and/or attractive mining properties. There can be no assurance that the Company will be able to successfully acquire any desired ore reserves or mining properties.

Any acquisition would be accompanied by risks, including the quality of the mineral deposit acquired proving to be lower than expected; the difficulty of assimilating the operations and personnel of any acquired companies; the potential disruption of its ongoing business; the inability of management to realize anticipated synergies and maximize its financial and strategic position; the failure to maintain uniform standards, controls, procedures and policies; and the potential for unknown or unanticipated liabilities associated with acquired assets and businesses, including tax, environmental or other liabilities. There can be no assurance that any business or assets that the Company has acquired or that it may acquire in the future will prove to be profitable, that the Company will be able to integrate the acquired businesses or assets successfully or that the Company will identify all potential liabilities during due diligence. Any of these factors could have a material adverse effect on its business, expansion, results of operations and financial condition.
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
Costs at any particular mining location are subject to variation due to a number of factors, such as variable ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body, as well as the age and utilization rates for the mining and processing related facilities and equipment. In addition, costs are affected by the price and availability of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel, concrete and mining and processing related equipment and facilities. Commodity costs are, at times, subject to volatile price movements, including increases that could make production at certain operations less profitable. Further, changes in laws and regulations can affect commodity prices, uses and transport including those related to import, exports and tariffs in the jurisdictions in which we operate. Reported costs may also be affected by changes in accounting standards. A material increase in costs at any significant location could have a significant effect on our profitability and operating cash flow.
We could have significant increases in capital and operating costs over the next several years in connection with the development of new projects and in the sustaining and/or expansion of existing mining and processing operations. In addition, it is expected that the Company will incur significant costs related to remediation of the Çöpler Incident and may be exposed to significant claims for loss and damage, which may not be covered by insurance. Costs associated with capital expenditures may increase in the future as a result of factors beyond our control. Increased capital expenditures may have an adverse effect on the profitability of and cash flow generated from existing operations, as well as the economic returns anticipated from new projects.
The Company is subject to supply chain disruptions and transportation risks.
The Company’s ability to mine, process and sell products is critical to our operations. The Company’s operations depend on the continued availability and delivery of supplies of consumables, including, but not limited to, diesel, tires, sodium cyanide and reagents, and capital items to operate efficiently. In addition to consumables, continuous supplies of energy, water, equipment and labor are critical to the Company’s operations, the costs of which are subject to worldwide supply and demand as well as other factors beyond the Company’s control. Supply chain disruptions, power outages, labor disputes and/or strikes, geopolitical activity, health emergencies in the regions where we operate, weather events and natural disasters could seriously harm the Company’s operations as well as the operations of the Company’s customers and suppliers. Additionally, the uncertainty created by shifting trade and tariff policies can negatively impact the Company’s operations and increase costs. Further, the Company’s suppliers may experience capacity limitations in their own operations or may elect to reduce or eliminate certain product lines, all of which is beyond the Company’s control but could have a material adverse effect on the Company’s operations and revenue.

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
Our mining operations and development projects require significant amounts of energy, including purchased electricity, diesel fuel, natural gas, propane and coal. Increasing global demand for energy, concerns about nuclear power and the limited growth of new energy sources are affecting the price and supply of energy. A variety of factors, including higher energy usage in emerging market economies, actual and proposed taxation of carbon emissions as well as concerns surrounding continued and new unrest and conflict in the Middle East, Ukraine, Venezuela or other areas, could result in increased demand or limited supply of energy and/or sharply escalating prices. Additionally, changes in energy laws and regulations in various jurisdictions may impact energy dispatch rules and the ability to access energy and sell excess energy. Limitations on energy supply and increased energy prices could negatively impact our operating costs and cash flow.
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
The Company recognizes the right to clean, safe water and that reliable water supplies are vital for hygiene, sanitation, livelihoods and the health of the environment. Across the globe, water is a shared and regulated resource. Water is also critical to the Company’s business, and the increasing pressure on water resources requires us to consider both current and future conditions in our water management approach. The Company operates in areas where watersheds are under stress with limited supply, increasing population and water demand that impact water in various forms. The Company’s management of water-related risks targets the specific areas of operation, as well as considering the physical environment and social and regulatory context. Although each of the Company’s operations currently have sufficient water rights, claims and contracts to cover its operational demands, the potential outcome of pending or future legal proceedings or community negotiations relating to water rights, claims, contracts and uses is unknown and unpredictable. Further, laws and regulations may be introduced in certain operational jurisdictions, which could limit the Company’s access to sufficient water resources. Water shortages and excess water may result from weather or environmental changes and climate impacts out of the Company’s control. While the Company has considered and incorporated systems to address the impact of the dry season and climate change as part of its operating plans, there is no assurance that those systems will be sufficient to address all shortages in water supply. Any interruption, or shortage of water supplies and even excess water, could require the Company to curtail or shut down mining production and could prevent the Company from pursuing expansion opportunities, resulting in production and processing delays or stoppages.

The Company may be exposed to future development risks.
Any adverse condition affecting mining or processing conditions at a Company mining property could have a material adverse effect on the Company's financial performance and results of operations. The future development of any other properties found to be economically feasible and approved by the Company’s Board of Directors will require the construction and operation of mines, processing plants and related infrastructure. As a result, the Company is and will continue to be subject to all of the risks associated with establishing new mining operations, including:
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

In addition, developments are prone to material cost overruns compared to what we have budgeted. The capital expenditures and time required to develop new mines, including building mining and processing facilities for new properties, are considerable, and changes in cost or construction schedules can significantly increase both the time and capital required to build the mine. The project development schedules are also dependent on obtaining the governmental approvals and permits necessary for the operation of a mine, which is often beyond the Company’s control. It is not unusual in the mining industry for new mining operations to experience unexpected problems during the start-up phase, resulting in delays and requiring more capital than anticipated. There is no assurance that there will be sufficient availability of funds to finance construction and development activities, particularly if unexpected problems arise.
The Company’s production forecasts are based on full production rates being achieved at all of the Company’s mines on the expected schedule. The Company’s ability to achieve and maintain full production rates at these mines is subject to a number of risks and uncertainties, which are described in this section. Future development activities may not result in the expansion or replacement of current production forecasts with new production forecasts. One or more new projects may be less profitable than anticipated or may not be profitable at all. Any reduction in production forecasts could have a material adverse effect on the Company’s results of operations and financial position.
Land reclamation, mine closure and remediation requirements and costs may be burdensome and actual environmental and asset retirement obligations may exceed estimates and reserves.
Land reclamation, mine closure and remediation requirements are generally imposed by one or more relevant governing authorities on mining companies in order to minimize long-term effects of land disturbance. Such requirements may include requirements to control dispersion of potentially deleterious effluents, and reasonably re-establish pre-disturbance landforms and vegetation.
The laws and regulations governing mine closure and reclamation in a particular jurisdiction are subject to review at any time and may be amended to impose additional requirements and conditions. Any additional obligations may cause our financial provisions for environmental liabilities to be underestimated and could materially affect our financial position or results of operations. In addition, regulators are increasingly requesting security in the form of cash collateral, credit, trust arrangements or guarantees to secure the performance of environmental obligations, which could also have an adverse effect on our financial position. For a more detailed description of potential environmental liabilities, see the discussion in Environmental Matters in Notes 6 and 23 to the Consolidated Financial Statements.
Under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) and its state law equivalents, current or former owners of properties may be held jointly and severally liable for the costs of site cleanup or required to undertake remedial actions in response to unpermitted releases of hazardous substances at such property, in addition to, among other potential consequences, liability to governmental entities for the cost of damages to natural resources, which may be significant. These subject properties are referred to as “superfund” sites. While none of our operations are currently so designated, it is possible that certain of our other current or former operations in the United States could be designated as a superfund site in the future, exposing us to potential liability under CERCLA.
In order for the Company to carry out reclamation, mine closure and remediation obligations in connection with its exploration, potential development and production activities, the Company must allocate financial resources that might otherwise be spent on further exploration and development programs, including providing the appropriate regulatory authorities with reclamation financial assurance. The amount and nature of the financial assurance are dependent upon a number of factors, including the Company’s financial condition and reclamation cost estimates, and can be difficult to predict, particularly water remediation requirements which may be ongoing and long lasting. Changes to these amounts, as well as the nature of the collateral to be provided, could significantly increase the Company’s costs, making the maintenance and development of existing and new mines less economically feasible. To the extent that the value of the collateral provided to the regulatory authorities is or becomes insufficient to cover the amount of financial assurance the Company is required to post, the Company would be required to replace or supplement the existing security with more expensive forms of security, which might include cash deposits, which would reduce the Company’s cash available for operations and financing activities. There can be no assurance that the Company will be able to maintain or add to the Company’s current level of financial assurance. The Company may not have sufficient capital resources to further supplement the Company’s existing security.

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
Given the unpredictability of the timing, nature and scope of cybersecurity attacks or other IT disruptions, it is difficult to predict how such disruptions may impact our business. Cybersecurity attacks or IT disruptions may result in, among other things, production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks, financial losses from remedial actions and reputational harm. Outages in our operational technology may affect operations related to health and safety and could result in putting lives at risk of harm or death. Furthermore, as artificial intelligence capabilities continue to advance and are increasingly adopted, cybersecurity attacks may become more sophisticated, including through the use of artificial intelligence enabled techniques. In addition, as technologies evolve and cybersecurity attacks continue to become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm, which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. We review our cybersecurity controls against actual and current industry threats and partner with security vendors to assist with protecting our network and data resources through activities such as penetration and vulnerability testing, assessments against current cybersecurity standards, and leveraging industry recommendations from both independent vendors as well as industry partners. Such efforts may incur significant costs and yet prove insufficient to deter future cybersecurity attacks or prevent all security breaches.
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
Damage to the Company’s reputation can be the result of the actual or perceived occurrence of any number of events, and could include negative publicity. The increased use of social media and other web-based tools to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views regarding the Company and its activities, whether true or not. For example, as a result of the Çöpler Incident, we have observed and we are continuing to observe increased negative media and social media attention directed at our Company and our operations in Türkiye, which we expect to continue.
In recent years, social media has grown to rival or even dominate traditional media outlets in reach and dissemination of information. This has resulted in an environment of information overload which is frequently infiltrated by fabricated and fraudulent information. Fabricated and fraudulent information articles multiply rapidly and act as narratives that omit or add information to facts. Social media may be the primary source of news and information in certain regions in which the Company conducts business, and traditional media outlets may pick up social media-based stories and further disseminate information beyond social media platforms. In this environment, false or fabricated information about the Company and its business may travel more quickly than the Company can issue or disseminate the truth. Shifts in social attitudes to our operations in a particular jurisdiction or mining generally may increase our exposure to these risks.
The Company does not ultimately have direct control over how it is perceived by others and there is no assurance that the Company would be able to reverse any negative perceptions. Fabricated and fraudulent news articles may be misinterpreted as true and may lead to increased public scrutiny of the Company. Such increased public scrutiny may also lead to increased governmental or regulatory scrutiny, whether deserved or not, leading to potential reputational damage to the Company and direct financial impacts. Reputational damage, real or perceived, could have a material adverse impact on the Company’s financial performance, financial condition, cash flows and growth prospects, including its ability to recruit employees from local communities and secure or retain the support of local communities and local and national governments. In certain of the regions where we have operating mines, we have been, and could be in the future, targeted by negative publicity campaigns by individuals or groups that may not favor our presence or the existence of our mine. These campaigns can have a negative impact on the morale of our employees and create retention and recruitment issues. These campaigns could have an impact on the local community’s acceptance of our presence and ability to operate, which can have a meaningful impact on the local and national government’s willingness to allow us to continue to operate. Additionally, these campaigns can have an impact on our ability to recruit contractors and on our relationships with our customers and suppliers.
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
As described above with respect to the Çöpler Incident, although the Company maintains insurance to protect against certain risks in such amounts as it considers reasonable, the Company’s insurance will not cover all of the potential risks associated with a mining company’s operations. The Company may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as loss of title to mineral property, environmental pollution, or other hazards as a result of exploration and production is not generally available to the Company or to other companies in the mining industry on acceptable terms. The Company might also become subject to liability for pollution or other hazards which may not be insured against or which it may elect not to insure against because of premium costs or other reasons. Losses from these events may cause the Company to incur significant costs that could have a material adverse effect on its financial performance and results of operations.

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
An epidemic or pandemic, such as COVID-19, may result in restrictions, orders, protocols and shutdowns that could negatively impact the Company’s operations, including significant restrictions on travel, temporary business closures, quarantines, stock market volatility, supplier and vendor uncertainty and a general reduction in global consumer activity. These crises have caused and could in the future cause, operational shut downs at the Company’s properties, operational and supply chain delays and disruptions, labor shortages, social unrest, breach of material contracts and customer agreements, increased insurance premiums and/or taxes, increased supplier and contractor expenses, decreased demand or the inability to sell and deliver precious metals, declines in the price of precious metals, delays in permitting or approvals, governmental disruptions, international economic and political conditions, international or regional consumptive patterns, expectations on inflation or deflation, interest rates, capital markets volatility, or other unknown but potentially significant impacts, including the possibility of a significant protracted economic downturn, including a global recession.
In response to a public health crisis, governments may introduce new, or modify existing, laws, regulations, decrees or other orders, all of which could impact the Company’s suppliers, local communities, customers, and other stakeholders and negatively impact our business. There is no assurance that the operations at any or all of the Company’s mines will not be the subject of new or additional restrictions, protocols, suspensions or closures, in whole or in part, in the future, which could have a material adverse effect on the Company’s business. Additionally, it is difficult to predict the long-term impact on the local economies where the Company’s properties are located or the global economy as a result of an epidemic or pandemic, which could, in turn, materially adversely affect our operations, financial results and/or liquidity position. In particular, slowed or delayed government processes, including permitting, could have a negative impact on the growth of our business.
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
The Company maintains its cash and cash equivalents primarily in USD. The Company’s revenues are in USD, while certain of the Company’s costs will be incurred in other currencies. Any appreciation in the currencies of Türkiye, Canada, Argentina, or any other country in which the Company carries out exploration or development activities against the USD may increase the Company’s costs of carrying on operations in such countries. In addition, any fluctuation in the exchange rate of the TRY, CAD, ARS, or the currency of any other country in which the Company operates, against the USD could result in a loss on the Company’s books to the extent the Company holds funds or net monetary or non-monetary assets denominated in those currencies, and any fluctuations in currency prices generally may result in volatility.
From time to time, countries in which the Company operates may adopt measures to restrict the availability of the local currency or the repatriation of capital across borders or enact tax rate changes designed to restrict fund movement across borders. These measures are imposed by governments or central banks, in some cases during times of economic instability, to prevent the removal of capital or the sudden devaluation of local currencies or to maintain in-country foreign currency reserves. In addition, many emerging markets countries require consents or reporting processes before local currency earnings can be converted into USD or other currencies and/or such earnings can be repatriated or otherwise transferred outside of the operating jurisdiction. These measures may have a number of negative effects on the Company, reducing the immediately available capital that we could otherwise deploy for investment opportunities or the payment of expenses. In addition, measures that restrict the availability of the local currency or impose a requirement to operate in the local currency may create other practical difficulties for us. As a result, the Company’s financial performance and forecasts may be significantly impacted by changes in foreign exchange rates.
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
Precious metals prices, foreign currency rates, and costs of materials and consumables associated with exploration, development and mining activities are subject to frequent, unpredictable and substantial volatility which is beyond the Company’s control. The Company may engage in various hedging activities consistent with its hedging standards. Hedging activities are intended to mitigate exposure to fluctuations in foreign currencies, materials and consumables. Certain precious metals hedging strategies may protect the Company against lower prices, but they may also limit the price that can be realized on precious metal that is subject to forward sales and call options where the market price of gold exceeds the gold price in a forward sale or call option contract. Similarly, hedges of foreign currencies, materials and consumables may protect the Company against adverse currency variances and rising costs but may result in losses if currency rates and costs move counter to a company’s hedge position. Hedging activities may be uneconomic due to numerous factors and no assurances can be made that hedging will effectively mitigate risks as intended.

Future funding requirements may affect the Company’s business.
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
U.S. and global markets have, from time to time, experienced significant dislocations and liquidity disruptions impacting volatility and pricing in the capital markets. Additional financing may not be commercially available when needed or, if available, the terms of such financing may not be favorable to us and, if raised by offering equity securities, any additional financing may involve substantial dilution to existing shareholders. In the event of lower gold, silver, copper, zinc or lead prices, unanticipated operating or financial challenges, or new funding limitations, the Company’s ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities, retire or service all outstanding debt, repurchase shares and pay dividends could be significantly constrained. In addition, the Company’s joint venture partners may not have sufficient funds or borrowing ability to make their expected capital commitments to such joint ventures. In the event that such joint venture partners do not make their economic commitments, the Company may be prevented from pursuing certain development opportunities or may assume additional financial obligations, which may require new sources of capital.
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

Additionally, the terms of the Company’s debt may require the Company to satisfy various affirmative and negative covenants and to meet certain financial ratios and tests. These covenants limit, among other things, the Company’s ability to incur further indebtedness if doing so would cause it to fail to meet certain financial covenants, create certain liens on assets or engage in certain types of transactions. Although these covenants do not currently restrict the Company’s ability to conduct its business, there can be no assurances that the Company will continue to satisfy these covenants, that such covenants will not limit its ability to respond to changes in its business or competitive activities in the future, or the Company will not be restricted from engaging in future mergers, acquisitions or dispositions of assets which may be beneficial to the Company. Furthermore, a breach of these covenants, including a failure to meet the financial tests or ratios, would likely result in an event of default under the associated debt instrument unless the Company can obtain a waiver or consent in respect of any such breach. There can be no assurance that such waiver or consent would be granted. In the event of any default, the applicable lenders could elect to declare all outstanding borrowings, together with accrued and unpaid interest, fees and other amounts due, to be immediately due and payable, which may have a material adverse impact on the Company’s business, profitability or financial condition, or inhibit the Company’s ability to further its exploration and development activities. See Note 19 to the Consolidated Financial Statements for further information.
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
The impact or magnitude of these risks may not be immediately identifiable or quantifiable, and liabilities may arise at any time, including, but not limited to, fines, monetary damages or settlement costs or liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations. Additionally, these risks could result in damage to, or destruction of, mineral properties, production facilities or other properties, environmental damage, delays in mining, increased cost of sales, asset write downs, monetary losses and possible legal liability, sanctions or penalties, occupational illness or health issues, personnel injury or death, and/or facility and workforce evacuation, such as what we are or may experience as a result of the Çöpler Incident. The Company may not be able to obtain insurance to cover these risks at economically feasible premiums, or at all. The Company may suffer a material adverse effect on its business if it incurs losses related to any significant events that are not covered by the Company’s insurance policies.
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
Mining, processing, development and exploration activities depend on adequate infrastructure. Reliable roads, ice roads, bridges, port and/or rail transportation, power sources, water supply and access to key consumables are important determinants for capital and operating costs. The lack of availability on acceptable terms or the delay in the availability of any one or more of these items could prevent or delay exploration, development or exploitation of the Company’s projects. If adequate infrastructure is not available in a timely manner, the Company cannot assure that the exploitation or development of its projects will be commenced or completed on a timely basis, or at all, or that the resulting operations will achieve the anticipated production volume, or that the construction costs and operating costs associated with the exploitation and/or development of the Company’s projects will not be higher than anticipated. In addition, extreme weather phenomena, sabotage, vandalism or government, non-governmental organization, community or other interference in the maintenance or provision of such infrastructure could adversely affect the Company’s operations and profitability.
Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate in order to maintain operations.
Greater scrutiny of multinational companies to contribute to sustainable outcomes in the places where they operate has led to a proliferation of standards, reporting initiatives and expectations focused on environmental stewardship, social performance, community engagement and transparency. Extractive industries, and mining in particular, have seen significant increases in community and other stakeholder expectations and attention. Mining companies, like us, are increasingly required to meaningfully engage with impacted communities and interested stakeholders; to understand, avoid or mitigate negative impacts while optimizing economic development and employment opportunities associated with their operations. The expectation is for mining companies to recognize the impact their operations can have on the communities in which they operate and develop strategies and identify targets to address the actual or perceived impact to create shared value for shareholders, employees, governments, local communities and host countries. Such expectations tend to be particularly focused on companies whose activities are perceived to have high environmental impacts, like mining companies. Following the Çöpler Incident, we have been in discussions with the government of Türkiye, local government officials and impacted community members regarding remediation efforts. There is no assurance that any of these efforts will satisfy members of the community and other interested stakeholders.
Despite the Company’s commitment to ongoing engagement with communities and other interested stakeholders, no assurances can be provided that changes or increases in expectations and the publicity of these expectations will not result in interest from activists who seek a more rapid or more significant response to these interests, which can involve a range of matters, including perceived environmental risks. The outcome of these efforts can result in adverse financial and operational impacts to our business, including, without limitation, operational disruption, increased costs, increased investment obligations and increased taxes and royalties payable to governments.
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

Governments in many jurisdictions, including in some parts of Türkiye, Canada, the United States, and Argentina must consult with, or may require the Company to consult with, indigenous peoples with respect to grants of mineral rights and the issuance or amendment of project authorizations and permits, pursuant to various international and national laws, codes, resolutions, conventions and guidelines and other rights of indigenous peoples may require accommodation including undertakings regarding employment, royalty payments and other matters. This may affect the Company’s ability to acquire effective mineral titles, permits or licenses in these jurisdictions within a reasonable time, and may affect the timetable and costs of development and operation of the Company’s mineral properties in these jurisdictions. In addition, the risk of unforeseen title claims by indigenous peoples could affect existing operations and development projects. These legal requirements may also affect the Company’s ability to expand or transfer existing operations or to develop new projects.
Civil disobedience in certain of the countries where the Company’s mining operations are located could adversely affect its business.
Opposition to our mining operations, which could take the form of acts of civil disobedience, are common in certain of the countries where the Company’s properties are located. In recent years, many mining companies have been the targets of actions to restrict their legally granted access to mining concessions or property. The evolving expectations related to human rights, indigenous rights, and environmental protections may result in opposition to our current and future operations, the development of new projects and mines, and exploration activities. Such opposition may take the form of legal or administrative proceedings or other actions, such as physical protests, roadblocks or other forms of public expression, including social and other media campaigns, against our activities, any of which may have a negative impact on our local or global reputation and operations. Such acts of opposition and/or civil disobedience often occur with no warning and can result in significant direct and indirect costs and delays in operations. Opposition by community and activist groups to our operations may require modification of, or preclude the operation or development of, our projects and mines or may require us to enter into agreements with such groups or local governments, which may cause increased costs and significant delays to the advancement of our projects. There can be no assurance that the Company will not face disruptions to site access in the future.
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
In addition, the Company has operational and closed tailings impoundments in a variety of climatic and topographic settings. The failure of tailings dam and storage facilities, slopes or pit walls, heap leach pads, and other impoundments at our mining sites could cause severe, and in some cases catastrophic, property and environmental damage and loss of life. Geotechnical, heap leach or tailings storage facility failures could result in limited or restricted access to mine sites, suspension of operations, government investigations, increased monitoring costs, remediation costs and other impacts, which could result in a material adverse effect on our results of operations and financial position. Recognizing this risk, while the Company continues to review its existing practices, there can be no assurance that these events will not occur.

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
Production at Çöpler, Marigold, Seabee, Puna and CC&V is dependent upon the efforts of the Company’s employees and the Company’s relations with them. Relations with the Company’s employees may be affected by changes in the scheme of labor relations that may be introduced by the relevant governmental authorities in each of the jurisdictions in which the Company carries on business. Changes in such legislation or in the relationship with the Company’s employees may have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, we could experience labor disputes, work stoppages or other disruptions in production due to union activities, in Türkiye and Argentina, or other employee actions at any of our mines. A failure to successfully enter into new contracts with labor unions in Türkiye or Argentina or resolve any complaints with employees at any of our mines could result in future labor disputes, work stoppages or other disruptions in production. Any labor unrest or other labor disturbances could have a material adverse effect on the Company’s business.
The Company is dependent on its ability to recruit and retain qualified personnel.
The Company competes with other mining companies, including national and international mining companies, to attract and retain key executives and skilled and experienced employees. The Company is dependent on the services of its key executives and other skilled and experienced personnel to focus on advancing its corporate objectives as well as the identification of new opportunities for growth and funding. The loss of any of these persons, or the Company’s inability to attract and retain suitable replacements for them or additional highly skilled employees and contractors may have a material adverse effect on its business and financial condition. The negative impacts of the Çöpler Incident, which include, among other things, the pressure on our financial results, the stability of our operations in Türkiye, the impact of our ability to use available cash to fund growth at our producing mines, the reputational damage we may face, legal and/or regulatory exposure, and the significant decline in our share price, may make it increasingly challenging to attract and retain key executives and skilled and experienced employees, and employees generally.

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
In addition, law and regulations relating to the use of contractors may vary in the jurisdictions in which we operate, and changes in legal and regulatory restrictions may also impact our ability to utilize contractors and outsourcing services. The occurrence of one or more of these risks could adversely affect our results of operations and financial position. The negative impacts of the Çöpler Incident may make it increasingly challenging to attract skilled and experienced contractors or employees in Türkiye.
Risks Related to Governmental Regulation and Legal Proceedings
The Company is subject to significant governmental regulations.
The Company’s operations are subject to extensive and complex federal, state, provincial, territorial and local laws and regulations across each of our operating regions and failure to comply with applicable legal requirements can result in substantial penalties, civil sanctions and, in some cases, criminal sanctions, including the suspension or revocation of permits. U.S. surface and underground mines are continuously inspected by the U.S. Department of Labor Mine Safety and Health Administration (“MSHA”), which inspections often lead to notices of violation under the Federal Mine Safety and Health Act of 1977. Our U.S. mines could be subject to a temporary or extended shutdown as a result of a violation alleged by MSHA. The Company’s mining operations outside of the U.S. are similarly subject to inspection and regulation under applicable jurisdictional laws and regulations. If inspections result in an alleged violation, the Company may be subject to fines, penalties or sanctions and its mining operations could be subject to temporary or extended closures. In addition to potential government restrictions and regulatory fines, penalties or sanctions, the Company’s ability to operate and thus, its results of operations and financial position, could be adversely affected by accidents, injuries, fatalities or events detrimental (or perceived to be detrimental) to the health and safety of our employees, the environment or the communities in which the Company operates.

In addition to existing regulatory requirements, legislation and regulations may be adopted or changed, regulatory procedures, interpretations or enforcement modified, or permit limits reduced at any time, any of which could result in additional exposure to liability, operating expense, capital expenditures or restrictions and delays in the mining, production or development of our properties, lead to the revocation of existing or future exploration or mining rights, or otherwise have an adverse impact on the Company’s results of operations and financial position. Mining accidents and fatalities or toxic waste releases, whether or not at our mines or related to metals mining, may increase the likelihood of additional regulation or changes in law or enhanced regulatory scrutiny. Shifts in social or political attitudes towards the mining sector in any of the jurisdictions in which we operate could also result in changes in laws or regulations that may negatively impact our results of operations and financial position. In addition, enforcement or regulatory tools and methods available to regulatory bodies which have not been or have infrequently been used against us or the mining industry to date, may in the future be used more extensively or more consistently.
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
The Company’s operations, including continued production at Çöpler, Marigold, CC&V, Seabee, and Puna, and further exploration, development and commencement of production on the Company’s other mineral properties, require licenses, permits and other approvals from various governmental authorities, including land and water usage permits. Obtaining or renewing governmental permits is a complex and time-consuming process. The duration and success of efforts to obtain and renew permits are contingent upon many variables not within the Company’s control.
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

Previously obtained permits and approvals have been and may in the future be suspended or revoked for many reasons, including through government or court action as a result of events on our properties or our actions or perceived actions, or may be adjusted in a manner that adversely affects our operations, including our ability to explore or develop properties, commence production or continue operations. As a result of the Çöpler Incident, our permits to operate and the environmental impact assessment have been revoked, which has resulted in our inability to operate the Çöpler mine or may result in our inability to continue to pursue the development of Hod Maden. The Company's operating permits, which were revoked by the Ministry of Environment, Urbanization and Climate Change of Türkiye shortly after the Çöpler Incident, remain suspended at this time. The Company cannot predict or guarantee when, or if, such permits will be reinstated, or when or under what conditions Çöpler may be able to restart. Additionally, if such permits are reinstated, the Company may continue to face increased challenges to our existing and/or any future permits for Çöpler. Although we continue to progress the development of Hod Maden, the outcome of the Turkish authorities' legal and regulatory processes related to the Çöpler Incident may impact our ability or desirability to continue the Hod Maden project. There can be no assurance that other permits, licenses and approvals that are required for the operations of the Company, including any for construction of mining facilities or conduct of mining, will be obtainable or renewable on reasonable terms, or at all. Delays or a failure to obtain such required permits, or the expiry, revocation or failure by the Company to comply with the terms of any such permits that it has obtained, would adversely affect the Company’s business.
The Company’s activities are subject to environmental laws and regulations that may increase the Company’s costs and restrict its operations.
The Company’s activities are subject to extensive laws and regulations governing the protection of the environment, natural resources and human health. These laws address, among other things, emissions into the air and air quality, discharges into water and water quality, management of waste, management and disposal of solid and hazardous substances, protection of natural resources, fisheries and wildlife protection, antiquities, endangered species, noise and use and reclamation of lands disturbed by mining operations. For certain of its operations, the Company is required to obtain governmental permits and, in some instances, provide bonding requirements under federal, state or provincial air quality, water quality, and mine reclamation rules and permits. Although the Company makes provisions for reclamation costs, it cannot be assured that these provisions will be adequate to discharge the Company’s future obligations for these costs. Violations of environmental laws subject the Company exposure to civil sanctions and, in some cases, criminal sanctions, including the suspension or revocation of permits. While responsible environmental, health and safety stewardship is one of the Company’s core values, there can be no assurance that the Company has been or will be at all times in complete compliance with such laws, regulations and permits, or that the costs of complying with current and future environmental laws and permits will not materially and adversely affect the Company’s business, results of operations or financial condition.
Our U.S. operations are subject to the Clean Water Act (the “CWA”) and comparable legislation on Colorado and Nevada, which require permits for certain discharges into “waters of the United States.” Such permitting has been a frequent subject of litigation and enforcement activity by environmental advocacy groups and the U.S. Environmental Protection Agency (the “EPA”), respectively. Such litigation and enforcement has historically, resulted fewer permit applications being approved and extensive delays in permits being issued, as well as the frequent imposition of penalties for alleged permit violations. In 2019, however, the regulatory definition of “waters of the United States” that are protected by the CWA was narrowed by the EPA, excluding certain bodies of water that had previously been included in the definition. In 2023, the U.S. Supreme Court also narrowed the definition. In response to this ruling, in November 2025, the EPA proposed a new rule that narrows the definition by excluding certain bodies of water. The new rule is not final and may be subject to litigation. Even with a narrowed rule, it is possible that in the future the definition could again be expanded, or states could take action to address a perceived fall-off in protection under the CWA, either of which could increase litigation involving water discharge permits, which may result in delays in, or in some instances preclude, the commencement or continuation of development or production operations. Enforcement actions by the EPA or other federal or state agencies could also result. Adverse outcomes in lawsuits challenging permits or failure to comply with applicable regulations or permits could result in the suspension, denial, or revocation of required permits, or the imposition of penalties, any of which could have a material adverse impact on our cash flows, results of operations, or financial condition.

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
The failure to comply with environmental laws and regulations or liabilities related to hazardous substance contamination could result in project development delays, material financial impacts or other material impacts to the Company’s projects and activities, fines, penalties, lawsuits by the government or private parties, or material capital expenditures. Environmental legislation in many countries is evolving and the trend has been towards stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and increasing responsibility for companies and their officers, directors and employees. Future changes in these laws or regulations could have a significant adverse impact on some portion of the Company’s business, causing the Company to re-evaluate impacted activities at that time.
In addition to evolving and expanding environmental regulations providing governmental authorities with the means to make claims against us, private parties have in the past and may in the future bring claims against us based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of prior and current operations (including for exposure to or contamination by lead). Laws in the United States such as CERCLA and similar state laws may expose us to joint and several liability or claims for contribution made by the government (state or federal) or private parties. Moreover, exposure to these liabilities arises not only from our existing but also from closed operations, operations sold to third parties, or operations in which we had a leasehold, joint venture, or other interest. Because liability under CERCLA is often alleged on a joint and several basis against any property owner or operator or arranger for the transport of hazardous waste, our exposure to environmental claims may be greater because of the bankruptcy or dissolution of other mining companies which may have engaged in more significant activities at a mining site than we but which are no longer available for governmental agencies or other claimants to make claims against or obtain judgments from. Similarly, there is also the potential for claims against us based on agreements entered into by certain affiliates and predecessor companies relating to the transfer of businesses or properties, which contain indemnification provisions relating to environmental matters.

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
Various international and national laws, codes, resolutions, conventions, guidelines and other materials relate to human rights (including rights with respect to health and safety and the environment surrounding the Company’s operations). Many of these materials impose obligations on governments and companies to respect human rights. Some mandate that governments consult with communities surrounding the Company’s projects regarding government actions that may affect local stakeholders, including actions to approve or grant mining rights or permits. The obligations of governments and private parties under the various international and national materials pertaining to human rights continue to evolve and be defined. One or more groups of people may oppose the Company’s current and future operations or further development or new development of its projects or operations. Such opposition may be directed through legal or administrative proceedings or expressed in actions such as protests, roadblocks or other forms of public expression against the Company’s activities, and may have a negative impact on its reputation. Opposition by such groups to the Company’s operations may require modification of, or preclude the operation or development of, the Company’s projects or may require it to enter into agreements with such groups or local governments with respect to its projects, in some cases causing considerable delays to the advancement of its projects.

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
In the normal course of business, the Company is subject to assessment by taxation authorities in various jurisdictions. Tax provisions and tax filing positions require estimates and interpretations of tax rules and regulations of the various jurisdictions in which the Company operates and judgments as to their interpretation and application to the Company’s specific situation. Tax rates and the calculations of taxes and the associated deferred tax assets and liabilities can change significantly and are influenced by changes in political administrations, foreign currency fluctuations and other factors. The Company’s business and operations, and that of its subsidiaries, is complex, and the Company has, historically, undertaken several significant financings, acquisitions and other material transactions. The computation of taxes payable as a result of these transactions involves many complex factors as well as the Company’s interpretation of, and compliance with, relevant tax legislation and regulations. While the Company’s management believes that the provision for income tax is appropriate and in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable legislation and regulations, tax filing positions are subject to review and adjustment by taxation authorities, which may challenge the Company’s interpretation of the applicable tax legislation and regulations.

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
The market price of the Company’s common shares has experienced, and may continue to experience, significant volatility, which may result in losses for investors. The market price of the Company’s common shares may increase or decrease in response to a number of events and factors, including: the Company’s operating performance and the performance of competitors and other similar companies; volatility in metal prices; the public’s reaction to the Company’s press releases on developments at the Company’s properties, such as the price volatility following the Çöpler Incident, material change reports, other public announcements and the Company’s filings with the various securities regulatory authorities; changes in earnings estimates or recommendations by research analysts who track the Company’s common shares or the shares of other companies in the resource sector; changes in general economic and/or political conditions; the number of common shares to be publicly traded after an offering of the Company’s common shares; the arrival or departure of key personnel; and acquisitions, strategic alliances or joint ventures involving the Company or the Company’s competitors.
In addition, the global stock markets and prices for mining company shares have experienced volatility that often has been unrelated to the operating performance of such companies and can be tied to market prices to the metals that we mine. These market and industry fluctuations may adversely affect the market price of the Company’s common shares, regardless of the Company’s operating performance. The variables which are not directly related to the Company’s success and are, therefore, not within the Company’s control, include other developments that affect the market for mining company shares, the breadth of the public market for the Company’s common shares and the attractiveness of alternative investments. The effect of these and other factors on the market price of the Company’s common shares on the exchanges on which they trade has historically made the Company’s common share price volatile and suggests that the Company’s common share price will continue to be volatile in the future.

Holders of our common shares may not receive dividends.
Holders of our common shares are entitled to receive only such dividends as our Board of Directors may declare out of funds legally available for such payments. The declaration and payment of dividends is at the discretion of the Board of Directors and will be made based on the Company’s financial position and other factors relevant at the time. The Company’s ability to pay dividends will be subject to future earnings, capital requirements, financial condition, compliance with covenants and financial ratios related to existing or future indebtedness and other factors deemed relevant by the Board of Directors. An annualized dividend payout level has not been declared by the Board of Directors, and the declaration and payment of future dividends, including future quarterly dividends, remains at the discretion of the Board of Directors. The Company’s dividend framework is non-binding, and the Board of Directors may modify the dividend framework or reduce, defer or eliminate the common stock dividend in the future.
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
No evaluation can provide absolute assurance that the Company’s internal control over financial reporting will prevent, detect or uncover all failures of persons within the Company to disclose material information required to be reported. The effectiveness of the Company’s controls and procedures could also be limited by simple errors or faulty judgments. In addition, as the Company continues to expand, the challenges involved in implementing appropriate internal control over financial reporting will increase and will require that the Company continue to improve its internal control over financial reporting. Although the Company intends to devote substantial time and incur substantial costs, as necessary, to ensure ongoing compliance, the Company cannot be certain that it will be successful in complying with internal control regulations.

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
The Company has not experienced a cybersecurity incident during the year ended December 31, 2025, or prior, that resulted in an interruption of our operations, known losses of critical data or otherwise had a material impact on our strategy, financial condition or results of operations. See Item 1A. Risk Factors for more information.

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

ITEM 2. PROPERTIES
The disclosure in this Item 2. Properties of a scientific or technical nature is based on the Technical Report Summary on the Çöpler Property, Türkiye, with an effective date of October 31, 2023 (the “Çöpler TRS”), the Technical Report Summary on the Marigold Complex, Nevada, USA, with an effective date of September 30, 2023 (the “Marigold TRS”), the Technical Report Summary on the Seabee Gold Operation, Saskatchewan, Canada, with an effective date of December 31, 2023 (the “Seabee TRS”), and the Technical Report Summary on the Puna Operations, Argentina, with an effective date of December 31, 2023 (the “Puna TRS”), the Technical Report Summary on the Cripple Creek and Victor Gold Mine (“CC&V”), Colorado, USA with an effective date of November 10, 2025 (the “CC&V TRS” ) and the Technical Report Summary on the Hod Maden Project, Türkiye, with an effective date of January 7, 2026 (the “Hod Maden TRS” and, collectively with the Çöpler TRS, the Marigold TRS, the Seabee TRS, the Puna TRS, and the CC&V TRS, the “Technical Report Summaries” and each a “Technical Report Summary”). Each Technical Report Summary has been filed with the SEC as part of the Company’s Current Report on Form 8-K's filed on February 13, 2024, November 10, 2025, and January 29, 2026, has been filed as an exhibit to this Annual Report and incorporated by reference herein, and is available for review on EDGAR at www.sec.gov. Copies of technical reports for the material properties prepared in accordance with NI 43-101 are available under the Company's profile on SEDAR+. The Technical Report Summaries should be read in conjunction with the information in this Item 2. Properties. With the acquisition of CC&V, the Puna and Seabee properties are no longer considered to be material properties to the Company as defined under S-K 1300. The Hod Maden Project is considered a development property.
Please note, the Çöpler TRS had an effective date of October 31, 2023 and as such does not reflect the impact of the Çöpler Incident or our decision, following the Çöpler Incident, to permanently close the heap leach pad and cease heap leach processing at Çöpler. The operating and economic assumptions, along with the mineral reserve, mineral resources, cost estimates and other findings contained in the Çöpler TRS, may no longer be accurate and, when more information is available regarding the operations at Çöpler, the Çöpler TRS may need to be amended. As set forth herein, changes have been made to the Mineral Resources and Mineral Reserves to include depletion before the Çöpler Incident and write-off of the heap leach inventory. At this time, the Qualified Persons for the Çöpler TRS, as defined under S-K 1300 and NI 43-101 (as defined herein), are of the opinion that these changes are not material to the Mineral Resources and Mineral Reserves described herein as compared to the information presented in the Çöpler TRS. Information presented herein in respect of Çöpler is as of February 13, 2024. As used herein "Qualified Persons for the Çöpler TRS" mean, collectively, SLR International Corporation, RSC Consulting Ltd., WSP USA Inc., and Ausenco Services Pty Ltd.
Additional Mining Company Financial Information
The Company is listed on Nasdaq and TSX and is subject to the ongoing disclosure and reporting requirements, including those required of a mineral resource company, in both the United States and Canada. The mineral resource company disclosure requirements in each country are different. As a result, certain additional disclosures have been included in this Item 2. Properties to comply with requirements under Canada’s National Instrument 51-102 – Continuous Disclosure Obligations (“NI 52-101”) and National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”). Certain of these additional disclosures include financial measures that are customary in the mining industry, including capital costs and operating costs, which have been calculated in a manner that is not in accordance with U.S. generally accepted accounting principles (“GAAP”). There are no standardized definitions or comparable financial measures under U.S. GAAP for these mining industry non-GAAP (as defined herein) financial measures. As a result, we have not identified a comparable financial measure calculated under U.S. GAAP and we have also not provided a reconciliation of these mining industry non-GAAP financial measures to a U.S. GAAP financial measure. We believe investors rely on these mining industry non-GAAP financial measures to assist in an evaluation and comparison of the operating performance of mining companies. These disclosures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. These mining industry non-GAAP financial measures should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation and our consolidated financial statements included elsewhere in this Annual Report.

Producing Properties
The following descriptions summarize selected information about the Company’s five producing assets (Çöpler, Marigold, CC&V, Seabee, and Puna), exploration property at Amisk, and development property at Hod Maden as of December 31, 2025. All of the Company’s producing properties are wholly owned except for Çöpler, which is 80% owned by SSR Mining through a joint venture agreement.
Çöpler is comprised of the Çöpler Mine, Greater Çakmaktepe Mine, and associated processing facilities. Both Çöpler Mine and Greater Çakmaktepe Mine are open pit gold mines located along the Tethyan belt in east-central Türkiye’s Erzincan Province. Çöpler contains oxide and sulfide ores which are mined concurrently and processed at existing facilities. Gold contained in oxide ore is planned to be processed through campaigns, pending restart approval, through leaching and recovery circuits by by-passing the autoclave circuit, while gold sulfide mineralization is subjected to pressure oxidation and carbon-in-leach processing, to produce gold doré. Further information on Çöpler is included herein under the “Çöpler Property, Erzincan Province, Türkiye” section and detailed disclosure of a scientific or technical nature regarding Çöpler is available in the Çöpler TRS. All operations at Çöpler have ceased following the Çöpler Incident and we are unable to determine at this time when operations at Çöpler will resume, if at all. See “Item 1. Business - Çöpler Incident” for more information.
Marigold is comprised of the Marigold Mine (including Mackay, Valmy, and New Millennium), Buffalo Valley, and other minor deposits. The Marigold Mine consists of multiple open pit gold mines located along the northern margin of the Battle Mountain-Eureka Trend in Nevada, USA. Marigold is a run-of-mine heap leach operation producing gold doré. Further information on Marigold is included herein under the “Marigold Complex, Nevada, United States” section and detailed disclosure of a scientific or technical nature regarding Marigold is available in the Marigold TRS.
CC&V is an open pit gold mine in Teller County, Colorado, USA, within the historical Cripple Creek Mining District. CC&V is a conventional open pit operation placing either crushed or run-of-mine material in Valley Leach Facilities (“VLF”) producing gold doré. Further information on CC&V is included herein under the “CC&V, Colorado, United States” section and detailed disclosure of a scientific or technical nature regarding CC&V is available in the CC&V TRS.
Seabee is an underground gold mine complex located along the Trans-Hudson Corridor in east-central Saskatchewan, Canada. Seabee processes ore using gravity concentration, cyanide leaching, and carbon-in-pulp to produce gold doré. Further information on Seabee is included herein under the “Seabee Gold Operation, Saskatchewan, Canada” section and detailed disclosure of a scientific or technical nature regarding Seabee is available in the Seabee TRS.
Puna is comprised of the Chinchillas open pit mine and the Pirquitas deposit consisting of Cortaderas, Potosi breccia, Oploca, and San Miguel vein systems. Puna is a silver-lead-zinc mine complex located along the silver belt in northern Argentina in the Province of Jujuy. Puna processes ore mined from the Chinchillas mine through its Pirquitas flotation processing mill to produce a silver-lead and a zinc concentrate. Further information on Puna is included herein under the “Puna, Jujuy Province, Argentina” section and detailed disclosure of a scientific or technical nature regarding Puna is available in the Puna TRS.

Exploration and Development Properties
Amisk, Saskatchewan, Canada (Exploration)
The Amisk property, an exploration property, is 39,880 hectares (and 126 claims) with extensive Proterozoic-volcano-sedimentary rock assemblages that are prospective for gold-silver epithermal, gold-rich volcanogenic massive sulfide, and orogenic gold deposits. The property is located in northern Saskatchewan, Canada, centered at approximately 54°42’ North latitude and 102°15’ West longitude.
Amisk lies at the southwest exposed end of the Flin Flon Greenstone Belt, the southernmost exposure of the Trans-Hudson Orogeny. The Amisk gold deposit is hosted within the Amisk and Missi Groups rocks. In 2025, a total of 8 drillholes for a total of 1,806 meters were completed. To date, 330 drillholes for 60,009 meters have been completed in the Amisk property area. SSR Mining holds a 100% interest in the property.
Hod Maden Project, Artvin, Türkiye
The Hod Maden Project (the “Project”), a development property, is 100% owned by Turkish company Artmin Madencilik (“Artmin”), which is jointly owned by SSR Mining, Royal Gold Limited (“Royal Gold”), and Lidya Madencilik Sanayi ve Ticaret A.Ş (“Lidya Mines”). SSR Mining currently holds a 10% interest in the Project. SSR Mining has the option to acquire an additional 30% interest in Artmin from Lidya Mines for $120.0 million in structured payments tied to the completion of project construction spending milestones. SSR Mining serves as the Project operator.
The Project is envisioned as an underground mining operation using drift and fill (“DAF”) and long hole stoping (“LHS”) mining methods. The processing facility (the “Process Plant”) will have a throughput capacity of 800,000 dry metric tonnes per annum (“tpa”) of run-of-mine (“ROM”) ore. The Process Plant incorporates crushing, grinding, and flotation to produce a single gold-copper concentrate that will be transported off-site for further processing.
Property Description and Location
Hod Maden is located in Artvin Province, 130 kilometers northeast of Erzurum in northeastern Türkiye. The Project is centered at approximately 41.032° North latitude and 41.867°′ East longitude. The Project is accessible by road from both Artvin and Erzurum, with some partially paved roads leading to the Project site.
The Hod Maden property consists of two Turkish operating licenses 87288 and 88657, comprising a total land area of 3,543.24 hectares. The licenses are 100% owned by Artmin.

41°49'50"E
41°50'55"E
41°52'E
41°53'5"E
41°54'10"E
N
41°0'40"N
40°59'35"N
40°58'30"N
40°57'25"N
To Artvin
Hod Maden
ARTVIN
Hod Maden
Esri, CGIAR, USGS, Sources: Esri, USGS, Sources: Esri, TomTom, Garmin, FAO, NOAA, USGS, © OpenStreetMap contributors, and the GIS User Community
License Boundary
0
0.5
1
2
Km

History
Mining at Hod Maden is believed to pre-date the rise of the Ottoman Empire (14th Century). The Hod Mines, which are mostly in the southern part of the current concessions of the Hod Maden property, were exploited from 1888 to 1904.
The mine site was acquired by the General Directorate of Mineral Research and Exploration (MTA) in 1942. The tenements were explored by various companies up until 2014.
Mariana Resources Limited (“MARL”) acquired AMG Mineral Madencilik A.Ş. in January 2015. Artmin was formed in January 2016, as a jointly owned company, upon the signing of the Shareholder Agreement between MARL and Lidya Mines. In July 2017, Sandstorm Gold Limited acquired MARL and its 30% interest in Project. Royal Gold acquired Sandstorm on October 9, 2025.
SSR Mining entered into a joint venture agreement on May 8, 2023, through which SSR Mining can earn-in to own up to 40% of the Project. SSR Mining currently owns 10% of the Project and has the option to acquire an additional 30% interest in Artmin from Lidya Mines for $120.0 million in structured payments tied to the completion of project construction spending milestones. SSR Mining serves as the project operator.
Geological Setting, Mineralization, and Deposit Types
The Artvin mineral district is part of the Eastern Pontides magmatic belt. The magmatic-hydrothermal mineral deposits and occurrences of the Artvin district are clustered into three main groups: the Hod Gold Corridor, the Kaçkar batholith, and the volcanogenic massive sulfide (“VMS”) bimodal-felsic Cu-Zn belt.
The Hod Maden deposit, lies within the Hod Gold Corridor and comprises three zones: the Main Zone, the South Zone, and approximately 1 kilometer further to the south, the Russian Zone.
The Main Zone extends approximately 150 meters along strike at surface, has a true thickness of up to 70 meters and a down-dip extension of approximately 400 meters, and contains most of the high-grade gold and copper mineralization. Two phases of mineralization are dominant in the main zone: i) multiphase quartz-sulfide (pyrite+chalcopyrite) veining ± hematite+jasper breccia bodies; and ii) semi-massive to massive sulfides (pyrite+chalcopyrite) and gold mineralization.
The adjacent South Zone, measuring approximately 500 meters along strike and 300 meters in depth, is mineralogically and structurally distinct. The South Zone is characterized by quartz-sulfide stockwork veins that host Au and Cu mineralization. Mineralization at Hod Maden is zoned with an inner Au-Cu-Mo association and an outer Zn-Pb-As signature.
The Russian Zone is located 1 kilometer south of the Main Zone, and mineralization occurs over approximately 100 meters of the strike length. The Russian Zone has remnants of early 20th-century Russian mining activity focused on high-grade copper polymetallic veins.
The mineralization model for Hod Maden is debated and theories include a structurally controlled epithermal system, a hybrid VMS-epithermal system, or a syn-volcanic VMS overprinted by epithermal veins.

Mining Operations
The Hod Maden deposit will be mined entirely using underground mining techniques. The underground mine will be divided into two distinct mining zones with a modified DAF underground mining technique applied to the Poor Ground Zone (“PGZ”) above the 780 meters above sea level (“masl”, the “780 level”) and LHS applied to the more competent ground conditions below the 780 level. The bulk of the mineralization is located below the 780 level, however, gold and copper grades are highest above the 780 level, reducing with deposit depth.
The underground mine will be accessed through a single portal west of the deposit with secondary egress and fresh air intake in close proximity. The primary exhaust and vertical shaft development are located in the southwest of the deposit.
LHS will use electric-hydraulic jumbos for excavation and ground support with diesel powered load haul dump (“LHD”) units and articulated dump trucks for material handling. DAF mining will utilize excavators and rotary cutters for excavation and front-end loaders (“FEL”), LHDs, and trucks for material handling.
Ore will be trucked to the surface ROM pad located approximately 500 meters from the portal in the South Valley. Waste rock will be trucked to a temporary waste rock dump near the portal from where it will be rehandled to a permanent waste dump facility (“WDF”) through an access tunnel to the Saliçor (North) Valley.
Infrastructure, Permitting, and Compliance Activities
The Project's infrastructure development includes the following:
•Improvements to access roads
•New power supply system
•Processing facilities and associated infrastructure
•Accommodation camp and associated facilities
•Surface mining infrastructure
•Water management system including water diversion, channels, and ponds
•Tailings storage facility (“TSF”)
•Waste dump facility (“WDF”)
Access roads from Artvin are in good condition. A new 154 kilovolt (“kV”) substation with step down to 11 kV will connect the Project to the existing high-voltage network, ensuring a reliable power supply through an extensive distribution system.
The Project emphasizes effective surface water management, focusing on minimizing contact water volumes through diversion and treatment systems. Continuous updates to the site-wide water balance model and an integrated management plan will ensure regulatory compliance and environmental integrity.

Tailings management at the Hod Maden mine will adhere to Canadian Dam Association (“CDA”) Dam Safety Guidelines, with a phased downstream construction approach for the TSF. The facility's design incorporates a composite liner system and zoned filter design to contain hazardous Class I tailings, accommodating a total capacity of up to 4.82 million cubic metre (“Mm³”) assuming construction of the TSF to the 1,353 masl final elevation and considering 1 meter of freeboard and the anticipated depositional slope of the tailings. Comprehensive geotechnical investigations and geological hazard assessments have been conducted to ensure understanding of the storage basin and embankment foundation conditions, while ongoing monitoring and mitigation will manage localized risks during operations.
The WDF is designed to handle PAG waste rock from underground mining. The selected Saliçor Valley site presents advantages that mitigate associated risks, while ongoing geotechnical assessments and a focus on a “design for closure” approach will ensure environmental protection and stability throughout the facility's lifecycle.
Mineral Processing and Metallurgical Testing
Metallurgical recoveries were determined from historical test and 2024 locked cycle tests results, these were used to establish grade versus recovery curves for copper, gold, and mass pull. These equations were used to calculate concentrate production over the life of mine. The average gold and copper recoveries are calculated as 87.0% and 97.0%, respectively.
Processing and Recovery Operations
The processing plant will incorporate crushing, grinding, and flotation to produce a gold concentrate at average grades over the LOM of approximately 22.0% copper and 113 g/t gold. The design capacity is 800,000 dry metric tonnes per year.
The basic flow of processing is summarized as:
•Primary ore crushing of ROM to produce a crusher product size of 80% passing (“P80”) 56 millimeter (“mm”)
•Primary milling in closed circuit with hydrocyclones to produce P80 passing 106 micron “µm” grind size
•Flotation of the primary ground ore to generate a rougher concentrate. The rougher concentrate is directed to the Regrind Circuit. The rougher flotation tailings are directed to the Secondary Grinding Circuit
•Secondary grinding of the rougher flotation tail occurs in a variable speed stirred mill in closed circuit with hydrocyclones to produce P80 passing 38 µm grind size. Secondary grinding of the rougher tail improves the liberation and recovery of gold
•The material of the secondary grind then enters the scavenger circuit. Recovered scavenger concentrate is cleaned in the scavenger cleaner flotation. The cleaned scavenger concentrate is directed to the cleaner flotation circuit. The scavenger tailings, low in sulfidic material is directed to the low sulfide tailings thickener
•A concentrate regrind mill in closed circuit with hydrocyclones to produce P80 passing 30 µm grind size
•A cleaner flotation circuit, comprising a cleaner conditioning tank with two stages of cleaning and a cleaner scavenger stage. The rougher and cleaner scavenger concentrates are directed to the cleaner flotation circuit. The cleaner scavenger concentrate is recirculated to the cleaner conditioning tank
•Concentrate thickening, filtration and loadout
•Sulfide tailings thickening and disposal to the tailings storage facility
•Low sulfide tailings thickening, filtration and paste backfill

The entirety of the scavenger tailings will be used for the production of paste. After thickening, the paste plant will filter a portion of the tails to meet the target paste concentration of 68.5% solids (by weight) after addition of a dry binder.
Resource and Reserve Estimates
The following tables summarize the Company’s estimated gold reserves and resources reflecting only the reserves and resources attributable to SSR Mining’s ownership or economic interest as of December 31, 2025. Additionally, see “Proven and Probable Reserve Estimates by Mineral” in this Item 2 for further information on the mineral resources and mineral reserves for Hod Maden. A discussion of the changes in mineral resources and mineral reserves from 2024 to 2025 is also included below. The tonnage is expressed in kilo tonnes (“kt”), gold grade in gram per tonne (“g/t”), ounces is troy ounces expressed as kilo ounces (“koz”), copper grade in percent (“%”), and copper metal content in million pounds (“mlbs”).
The following table summarizes the estimated gold and copper reserves attributable to SSR Mining’s ownership (10%) as of December 31, 2025 for Hod Maden:

Hod Maden Reserves as of December 31, 2025
	Proven			Probable			Proven and Probable
	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Metallurgical
	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Gold	137	22.19	98	634	4.50	92	771	7.64	190	87%

	Tonnage	Grade	Copper	Tonnage	Grade	Copper	Tonnage	Grade	Copper	Metallurgical
	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	Recovery
Copper	137	1.74	5.3	634	1.22	17.0	771	1.31	22.3	97%
(1)Mineral Reserve estimates are classified in accordance with S-K 1300.
(2)Only Measured and Indicated Mineral Resources were used to define Mineral Reserves. All Inferred Mineral Resource was considered as waste.
(3)The Mineral Reserve is estimated using metal prices of $1,700/oz gold and $3.50/lb copper.
(4)Mineral Reserves are reported on SSR Mining’s 10% ownership basis and the point of reference is the point of feed into the processing facility.
(5)The estimation was carried out using breakeven NSR cut-off values: Drift and fill $160/t, Long hole stoping $108/t, Incremental stoping $82/t, Marginal COG $57/t.
(6)The average mining recovery and dilution factors applied were 94% and 10% respectively.
(7)Process recovery averaged approximately 87% for gold and 97% for copper.
(8)Totals may not add due to rounding.
Mineral Reserves, based on SSR Mining's ownership of 10%, at Hod Maden as of December 31, 2025 have decreased compared to December 31, 2024. Proven and Probable Reserves decreased by 55 koz, or 22%, of contained gold and 7 Mlb, or 24%, in contained copper. Factors contributing to changes include (i) excluding Mineral Resources above 810 masl from Reserves, (ii) re-interpretation of mineralised envelopes based on additional holes, better geological understanding, and (iii) change to optimization parameters with regards to cost, metal price assumptions, processing recoveries and cut-off value used.

The following table summarizes the Company’s estimated gold and copper resources exclusive of Mineral Reserves attributable to SSR Mining’s 10% ownership as of December 31, 2025 for Hod Maden:

Hod Maden Resources as of December 31, 2025
	Measured			Indicated			Measured and Indicated			Inferred
	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Tonnage	Grade	Gold
	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Gold	62	23.45	47	110	5.40	19	172	11.90	66	257	3.40	28

	Tonnage	Grade	Copper	Tonnage	Grade	Copper	Tonnage	Grade	Copper	Tonnage	Grade	Copper
	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)
Copper	62	2.30	3.2	110	1.40	3.4	172	1.70	6.5	257	0.50	2.6
(1)Mineral Resources are based on $2,000/oz gold price and $4.0/lb of Cu and are exclusive of Mineral Reserves.
(2)Mineral Resources are reported within optimized stope shapes.
(3)Mineral Resources shown are SSR Mining ownership only. SSR Mining currently owns 10%.
(4)Mineral Resource cut-offs are based on a NSR value $99/tonne.
(5)Metallurgical recoveries vary between 82–90% for gold and 95–98% for copper based on grade and sulfur.
(6)Minimum mining width of 2 meters with no external dilution has been considered while optimizing stope shapes.
(7)The point of reference for Mineral Resources is the point of feed into the processing facility.
(8)Totals may vary due to rounding.
Mineral Resources exclusive of Mineral Reserves, based on SSR Mining's ownership of 10%, at Hod Maden as of December 31, 2025 have increased compared to December 31, 2024. Measured and Indicated contained gold ounces increased by 66 koz, or 100%, and Inferred gold ounces increased by 5 koz, or 18%. Measured and Indicated contained copper increased by 6.5Mlb, or 100%, and 0.5Mlb, or 19%, of copper in Inferred category. Factors contributing to the changes include: (i) re-interpretation of mineralised envelopes based on additional holes, better geological understanding, (ii) re-assignment of DAF stopes above 810 masl from Mineral Reserve to Mineral Resource, and (iii) change to optimization parameters with regards to cost, metal price assumptions, processing recoveries and cut-off value used.
SLR International Corporation and RSC Consulting Ltd., as Qualified Persons defined under S-K 1300 and NI 43-101, are of the opinion that there are no material changes to the Mineral Resources and Mineral Reserves described herein as compared to the information presented in the Hod Maden TRS.

Exploration and Drilling
Between 2014 and 2019, a total of 269 holes, either PQ or HQ size core holes, were drilled into the Hod Maden deposit. Twenty-nine holes drilled for geotechnical and hydrogeological reasons were excluded from resource estimation. Drill spacing through the main mineralized ore zone is approximately 25 meters and a high percentage of drillholes dip approximately 60°, either to the west or east. To date, a total of 454 drillholes for 94,434 meters have been completed in the Hod Maden property area, including drillholes for 2,158 meters drilled in 2025.
Sampling, Analysis, and Data Verification
Sample preparation was conducted according to a set of documented standard operating procedures, including photographing of drill core, logging, density measurements, and half core sampling of the entire drillhole. Two external laboratories, SGS and ALS Chemex both located in Ankara, have been used for both sample preparation and assaying.
Since commencement of drilling, the quality control system includes certified standards, blanks, and field duplicate samples. All CRMs and blanks were obtained from independent third-party provider Geostats Pty Ltd. Quarter core was submitted as field duplicate. After reviewing, it is the Company’s opinion, the sample preparation, security, and analytical procedures meet industry standards, and the Quality Assurance, Quality Control (“QAQC”) program, as designed and implemented are in line with industry best practices.
Data verification was completed as part of the generation of the mineral resources estimate. All data collected including but not limited to collar location, downhole survey, geological and analytical data are subject to SSR Mining's QAQC procedure.
Other Exploration Properties
The Company, as an entity or in partnership with other companies, participates in exploration and development activities at various properties located in the United States, Argentina, Canada and Türkiye, and holds royalties in numerous other projects. These exploration properties and royalty holdings are not material.

Operating Assets
Çöpler, Erzincan Province, Türkiye
As previously disclosed, all operations at Çöpler have ceased following the Çöpler Incident and we are unable to determine at this time when operations at Çöpler will resume, if at all. Additionally, we have not determined that, if we resume operations at Çöpler, the information presented below, including the mineral resources and reserves presented under “Resource and Reserve Estimates”, continues to be accurate or will be accurate at such time as the Company resumes operations at Çöpler. At this time, the Qualified Persons for the Çöpler TRS, as defined under S-K 1300 and NI 43-101, are of the opinion that there are no material changes to the Mineral Resources and Mineral Reserves described herein as compared to the information presented in the Çöpler TRS, other than the permanent decommissioning of the heap leach facility and the determination that heap leach processing will no longer take place at Çöpler. The following information is presented as of February 13, 2024.
Çöpler consists of mining licenses covering mineral resources on the Çöpler, Greater Çakmaktepe (Çakmaktepe and Çakmaktepe extension), and Bayramdere deposits, mineral reserves on the Çöpler and Greater Çakmaktepe deposits, oxide and sulfide processing facilities, and supporting infrastructure. Çöpler is wholly owned by Anagold Madencilik Sanayi ve Ticaret Anonim Şirketi (“Anagold”). SSR Mining controls 80% of the shares of Anagold through a joint venture; Lidya Mines controls 18.5%; and a bank wholly‑owned by Çalık Holdings A.Ş. holds the remaining 1.5%. Greater Çakmaktepe is wholly owned by Kartaltepe Madencilik Sanayi ve Ticaret Anonim Şirketi (“Kartaltepe”). SSR Mining controls 80% of the shares of Kartaltepe and Lidya Mines holds the remaining 20%. The Kartaltepe license includes Çakmaktepe, Çakmaktepe Extension, Bayramdere, and the Mavialtin Porphyry Belt. SSR Mining is the operator of both Anagold and Kartaltepe. All of the processing facilities and operating assets are located on land owned by Anagold. In total, 80% of the Mineral Resources and 80% of the Mineral Reserves of Çöpler are owned by SSR Mining.
The total cost of Çöpler’s gross mineral properties, plant, and equipment as of December 31, 2025 was $2,841.9 million.
Property Description and Location
Çöpler is located in east central Türkiye, 120 kilometers west of the city of Erzincan, in Erzincan Province, 550 kilometers east of Türkiye’s capital city, Ankara. The nearest urban center, İliç, is located approximately 6 kilometers northeast of the Çöpler mine. The property is centered at approximately 39°26’ North latitude and 38°32’ East longitude and has an approximate elevation of 1,160 meters above sea level. Çöpler is accessed from the main paved highway between Erzincan and Kemaliye and is serviced by both road and rail networks. Mining operations are conducted year-round.
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

38°25'E
38°30'E
38°35'E
N
To Erzincan
İliç
Çakmaktepe
Çöpler
39°25'N
39°20'N
39°15'N
39°10'N
License Boundary
0 2 4 8 Km
Çöpler Mine
İliç
Kemaliye
Arapgir
ERZINCAN
TUNCELI
BINGOL
Tercan
3571 m
DOGU KARADENI
Esri, CGIAR, USGS, Sources: Esri, USGS, Sources: Esri, TomTom, Garmin, FAO, NOAA, USGS, © OpenStreetMap contributors, and the GIS User Community

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
In 2000, Anatolia Minerals Development Ltd (“Anatolia”) transferred the licenses from another company that included Çöpler basin. In August 2009, a joint venture agreement between Anatolia and Lidya Mines was executed. In February 2011, Anatolia merged with Avoca Resources Limited, an Australian company, to form Alacer Gold Corp., which further merged with SSR Mining in September 2020.
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
The facility infrastructure currently supports the mine, now decommissioned oxide heap leach, and sulfide plant processing facilities. A pre-feasibility level study for a grind-leach circuit, which would aid in increasing gold recovery from oxide ore, was completed during 2023 and is expected to add to the facilities on site. Prior to the Çöpler Incident, the current leach pad consisted of four phases designed to accommodate approximately 63 million tonnes of oxide ore with a nominal maximum heap height of 100 meters above the pad liner, with additional phases in development. Post Çöpler Incident, the heap leach is now being re-contoured, working towards final closure.
The tailings storage facility is developed and constructed in stages with ongoing work to ensure sufficient long-term capacity for storage of tailings. The flotation plant has been in operation for 3 years and increased the solids content and improved the final settled density based on an increase in the rate of tailings consolidation.

Infrastructure, Permitting, and Compliance Activities
The power supply for the Çöpler mine and processing facilities is provided via a 154 kV transmission line to site. The current Çöpler workforce totals 468 employees.
Operation of the Çöpler mining and processing facilities and mining at Greater Çakmaktepe, have been investigated and authorized by means of a series of Environmental Impact Assessments (“EIAs”). As previously disclosed, in November 2023, prior to the Çöpler Incident, a legal challenge was filed in a local court against the 2021 EIA. On August 9, 2024, the local court issued a decision cancelling the 2021 EIA due to insufficiencies in the 2021 EIA approval process. The Turkish Ministry of Environment, Urbanization and Climate Change, who had originally approved the 2021 EIA, filed an appeal of the decision, and the Company filed a simultaneous intervener appeal. With the appeal court cancellation of the 2021 EIA in January 2025, the operating guidelines at Çöpler revert to those outlined in the Company’s prior EIA, the 2014 EIA. The 2014 EIA permitted Çöpler boundary incorporates 1,686 hectares, whereas the 2021 EIA permitted Çöpler boundary incorporates 1,747 hectares. The Company is currently in the process of an integrated EIA study covering Çöpler and Çakmaktepe to allow ongoing development of the operation for the next several years.
Mineral Processing and Metallurgical Testing
Oxide Testwork
The heap leaching facilities were commissioned at the Çöpler mine site in late-2010. The heap leaching facilities and related equipment and operations were principally impacted by the Çöpler Incident, and the heap leach facility is in the process of being decommissioned following the Çöpler Incident.
Sulfide Testwork
The sulfide process plant commenced commissioning in the fourth quarter of 2018. The plant consists principally of a pressure oxidation (“POX”) leach followed by a cyanide leach to recover gold. The sulfide process plant was not impacted by the Çöpler Incident. The facilities are operational, but have been suspended.
The current determination of POX gold recovery is based on assessment of results for the pilot testwork programs undertaken prior to commencement of operations and benchmarked with the existing operating data. An equation has been derived to calculate gold recovery by material type for all ore that is subject to POX; this includes direct POX feed and flotation concentrate. The Reserve Case average sulfide gold recovery is 91.0%.
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
Processing and Recovery Operations
The Company, pending restart approval, can operate the sulfide process plant. The heap leach facility is in the process of being decommissioned following the Çöpler Incident.

The basic flow of processing through the sulfide plant is as follows:

ROM ORE
GRIZZLY
SIZER
LEGEND
SLURRY
LIQUID
GAS/STEAM
SOLIDS
CARBON
MILL WATER
HYDROCYCLONES
SAG MILL
BALL MILL
PUMP
SULFIDE FLOTATION
FLOAT TAILS
GRIND THICKENING
ACIDULATION
2X EQUIPMENT SHOWN (SECOND AUTOCLAVE TRAIN)
POX AUTOCLAVE
HP FLASH
LP FLASH
LT HEATER
HT HEATER
POX FEED THICKENING
CCD 1
CCD 2
FLOAT TAILS
DECANT THICKENING
PRE LEACH
LEACH TANKS
CYANIDE DESTRUCT & NEUTRALIZATION TANKS
TAILINGS THICKENER
PROCESS WATER
TAILINGS STORAGE FACILITY
CIP TANKS
ELUTION COLLUMN
ELECTROWINNING
FURNACE

REV	DATE	DRAWING REVISIONS	BY	CKD	APD

SSR MINING

Scale: AS SHOWN

SSR MINING
ANAGOLD

ÇÖPLER
SULFIDE MILL
SIMPLIFIED PROCESS FLOW DIAGRAM

PROJECT No.
DWG. No.
REV. No.

DWG. NO.	REFERENCE DRAWING

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

Since completing ramp-up of the sulfide plant in June 2020, POX throughput has progressively improved to exceed design up to a monthly average peak of 350 tonnes per hour and at the maximum sulfide sulfur of 14.25 tonnes per hour. Gold recovery has remained at around 90.0% with the tailings grade ranging between about 0.25–0.30 grams of gold per tonne.
During the proposed oxide ore campaigns, a pipeline that was installed for plant commissioning will be used to bypass the oxide ore around the autoclaves directly to the leaching and recovery circuits.
Resource and Reserve Estimates
The following tables summarize the Company’s estimated gold reserves and resources reflecting only the reserves and resources attributable to SSR Mining’s ownership or economic interest as of December 31, 2025. Additionally, see “Proven and Probable Reserve Estimates by Mineral” in this Item 2 for further information on the mineral resources and mineral reserves for Çöpler, and see “Operating Statistics” in this Item 2 for further information on production of the Çöpler operations for the years ended December 31, 2025 and December 31, 2024. A discussion of the changes in mineral resources and mineral reserves from 2024 to 2025 is also included below.

Çöpler Reserves as of December 31, 2025*
	Proven			Probable			Proven and Probable
	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Metallurgical
Gold	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Çöpler (OP)	12,652	2.25	917	30,446	2.44	2,390	43,098	2.39	3,307	86%
Çöpler (Stockpile)	—	—	—	10,389	2.07	692	10,389	2.07	692	90%

	Tonnage	Grade	Silver	Tonnage	Grade	Silver	Tonnage	Grade	Silver	Metallurgical
Silver	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Çöpler (OP)	12,652	4.10	1,668	30,446	4.54	4,444	43,098	4.41	6,112	30%
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See “Item 1. Çöpler Incident.”
(1)Mineral Reserves includes reserves from Çöpler Mine and Greater Çakmaktepe. There are no Mineral Reserves at Bayramdere. The Mineral Reserve estimates were prepared in accordance with S-K 1300.
(2)Mineral Reserves shown are SSR Mining ownership share only. SSR Mining owns 80% of both the Anagold and Kartaltepe licenses.
(3)Mineral Reserves are based on a gold price of $1,450/oz.
(4)Metallurgical gold recoveries for grind leach varies between 53.0-90.0% based on lithology, and for sulfide varies between 81.0-91.0%. All cut-off values include allowance for royalty payable. Grind leach uses a NSR cut-off value of $21.77/t, and sulfide ore uses a cut-off value of $45.58/t. Silver credits are not incorporated into NSR calculations.
(5)Metallurgical silver recovery varies between 23.0-91.0% (average 49.7%) for oxide grind leach and 0.0-3.0% for sulfide POX. Average silver recoveries are 8%.
(6)Ore definitions: oxide grind leach material is defined as material <2.0% total sulfur, and sulfide material is ≥2.0% total sulfur.
(7)Due to the Çöpler Incident, all oxide ore will be campaigned through the existing milling circuit bypassing the autoclaves. If the Grind-Leach facility is approved and completed, the Company will consider the value of processing the oxide ore through such grind-leach circuit.
(8)The point of reference for Mineral Reserves is the point of feed into the processing facility.
Mineral Reserve Estimates at Çöpler as of December 31, 2025 have not changed compared to December 31, 2024.

Çöpler Resources as of December 31, 2025*
	Measured			Indicated			Measured and Indicated			Inferred
	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Tonnage	Grade	Gold
Gold	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Çöpler (OP)	8,605	1.15	319	18,572	1.22	729	27,177	1.20	1,048	18,886	1.61	979

	Tonnage	Grade	Silver	Tonnage	Grade	Silver	Tonnage	Grade	Silver	Tonnage	Grade	Silver
Silver	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Çöpler (OP)	8,605	3.51	971	18,572	3.20	1,908	27,177	3.29	2,879	18,886	4.24	2,573
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See “Item 1. Çöpler Incident.”
(1)Mineral Resources include resources from Çöpler Mine, Greater Çakmaktepe, and Bayramdere. All Mineral Resources were assessed for reasonable prospects for eventual economic extraction by reporting only material that fell within conceptual pit shells. Mineral Resources are exclusive of Mineral Reserves. The Mineral Resource estimate was prepared in accordance with S-K 1300.
(2)Mineral Resources shown are SSR Mining ownership share only. SSR Mining owns 80% of both the Anagold and Kartaltepe licenses.
(3)Mineral Resources are reported based on $1,750/oz gold price.
(4)Ore definitions: oxide grind leach material is defined as material <2.0% total sulfur, and sulfide material is ≥2.0% total sulfur.
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
(6)Metallurgical gold recovery for grind leach varies between 53.0-90.0% based on lithology; metallurgical recovery for sulfide varies between 81.0-91.0% based on lithology.
(7)Metallurgical silver recovery varies between 23.0-91.0% (average 49.7%) for oxide grind leach and 0.0-3.0% for sulfide POX. Average silver recoveries are 8.0%.
(8)Mineral Resources that are not Mineral Reserves have not demonstrated economic viability.
(9)The point of reference for Mineral Resources is the point of feed into the processing facility.
Mineral Resources exclusive of Mineral Reserves at Çöpler as of December 31, 2025 have not changed compared to December 31, 2024.
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
Drilling at the Çöpler deposit commenced in 2000 and since that time a total of 3,177 holes have been drilled for 436,957 meters. During the year ended December 31, 2025, a total of 33 geotechnical and hydrogeological holes were drilled for 2,147 meters.

Drilling at Çakmaktepe commenced in 2012. A total of 136 diamond core holes have been completed since 2019 to test for continuation of the Çakmaktepe deposit to the north and the east. There has been no activity in 2025.
Since the initial discovery of mineralization at Çakmaktepe Extension, Anagold has undertaken several drilling programs to refine the geological model and increase mineral resources. A total of 767 diamond core holes for 162,890 meters at Çakmaktepe Extension from late-2017 through December 2023, including holes for metallurgical testing and hydrogeological studies. During 2023, 108 diamond core holes for 26,454 meters were completed at Çakmaktepe Extension, mainly for resource-reserve definition purposes. There has been no activity in 2025.
Drilling at Bayramdere commenced in 2007 as part of the near-mine exploration strategy. Since that time 120 holes have been drilled at Bayramdere for a total of 10,734 meters. There has been no activity in 2025.
During the year ended December 31, 2023, a total of 19 drillholes for 7,261 meters of drilling were completed to validate historical drillholes and expand/define the Mavidere deposit. There has been no activity in 2025.
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
Oxide Grind Leach
The Company is reviewing a proposed process to treat oxide ores from the Çakmaktepe Extension open pit. Based on the information and metallurgical test results, low-sulfur mineralization is amenable to cyanide leaching as a recovery method; grinding the ore prior to cyanide leaching increases both the reaction kinetics and final recoverable metal. The throughput of the proposed plant is four million tonnes per annum (“Mtpa”). The process is an industry-standard crushing, grinding, leaching, and carbon adsorption plant with recovery of gold and silver from the leach solution by carbon adsorption, desorption, electrowinning, and refining to produce a gold doré. The Oxide Grind Leach plant requires 500 m3/h of make-up water from a combination of raw and process water sources.
Remediation Activities
Remediation efforts to remove the displaced heap leach material began shortly after the Çöpler Incident following extensive consultation and evaluations with and by various Turkish government agencies, ministries, independent experts, and external consultants. All displaced heap leach material in the Sabırlı Valley had been removed and transferred to temporary storage on the mine site by the end of 2024. The design of the repository TSF2 to facilitate long term storage of heap leach material displaced was advanced during 2025. The design work for the repository will continue into 2026. The design of the Heap Leach Facility remediation plan was advanced in 2025 and will continue into 2026. The work includes an extensive field program to collect critical engineering data. Extensive consultation and evaluations with and by various Turkish government agencies, ministries, independent experts, and external consultants will continue in 2026.

Marigold Complex, Nevada, United States
The Marigold Complex includes the Marigold Mine (including Mackay, Valmy, and New Millennium), Buffalo Valley, and other minor deposits. Marigold Mine is an open pit mining and processing operation located in Nevada, United States. SSR Mining, through its subsidiary Marigold Mining Company, is the operator of the Marigold Complex and holds a 100% interest in the property.
The total cost of the Marigold Complex’s gross mineral properties, plant, and equipment as of December 31, 2025 was $697.4 million.
Property Description and Location
Marigold is located in southeastern Humboldt County, in the northern foothills of the Battle Mountain Range, Nevada, United States, approximately 5 kilometers south–southwest of the town of Valmy, Nevada. Access to the property is via a five kilometer public road (hard-packed clay and gravel) off the Valmy Exit 216 on Interstate Highway 80. Other nearby municipalities include Winnemucca and Battle Mountain, Nevada, which lie approximately 58 kilometers to the northwest and 24 kilometers to the southeast of the property, respectively. Activities at the property are centered at approximately 40°45′ North latitude and 117°8′ West longitude.
The Marigold Complex includes two main land packages, the Marigold Land Package and the Sterling Land Package (collectively, the “Marigold Property” or “Marigold project areas”). The Marigold Land Package encompasses approximately 10,477 hectares, including the approximately 3,296 hectares within the Marigold Mine Plan of Operations (“PoO”). The Sterling Land Package (9,383 hectares) includes properties associated with the Buffalo Valley Mine.

117°20'W
117°15'W
117°10'W
117°5'W
To Winnemucca
N
I-80
40°45'N
Mackay
To Elko
New Millennium
40°40'N
Buffalo valley
40°35'N
40°30'N
Marigold
NEVADA
GREAT BASIN
Sacramento
San Francisco
Fresno
CALIFORNIA
Las Vegas
Los Angeles
Sources: Esri, USGS. Sources: Esri, TomTom, Garmin, FAO, NOAA, USGS, © OpenStreetMap contributors, and the GIS User Community, Esri, USGS
License Boundary
0
2.5
5
10
Km

History
Marigold has been in continuous operation for more than 30 years. The first recorded gold production from the Marigold Property occurred in 1938 when the Marigold Mining Company operated an underground mine which came to be known as Marigold. The Marigold Property was explored and developed by various companies and operations from 1968, with two million ounces of gold recovered from Marigold by mid-2009. The Company acquired Marigold in April 2014 from subsidiaries of Goldcorp and Barrick. In August 2015, Marigold mine acquired 2,844 ha of adjacent land from Newmont Corporation (“Newmont”). In June 2019, SSR Mining acquired the Buffalo Valley property from Newmont, which is located in an 8,900 ha parcel contiguous to the south boundary of the Marigold Property.
Geological Setting, Mineralization, and Deposit Types
Marigold is located in the Battle Mountain mining district of north-central Nevada within the Basin and Range physiographic province bounded by Sierra Nevada to the west and the Colorado Plateau to the east. The Battle Mountain district hosts numerous mineral occurrences, including porphyry copper–gold, porphyry copper–molybdenum, skarn, placer gold, distal disseminated silver-gold, and Carlin-type gold systems. The gold deposits at the Marigold Mine are best classified as Carlin-type gold deposits (“CTGD”). Gold mineralizing fluids were primarily controlled by fault structure and lithology, with tertiary influence by fold geometry. Gold occurs natively as submicron scale particles in fractures in association with iron oxide. Rocks within the Marigold mine area are oxidized to a maximum depth of approximately 450 meters. The Buffalo Valley gold deposit is a distal disseminated silver-gold deposit and formed along a southeast trending zone of felsic porphyry dikes and faults.
Mining Operations
Marigold uses standard open pit mining methods. Mining operations are currently performed using a loading fleet consisting of one electric shovel and three hydraulic shovels and a haulage fleet of twenty-seven 280 tonne trucks. The mine conducts conventional drilling and blasting activities with a free face trim row blast to ensure stable wall rock conditions. Drilling and blasting occur on benches with a height of 15.2 meters. A geotechnical management plan includes highwall monitoring using radar systems. Equipment maintenance is performed on site for all equipment.
Infrastructure, Permitting, and Compliance Activities
The infrastructure facilities at Marigold include ancillary buildings, offices and support buildings, access roads into the plant site, power distribution, source of fresh water and water distribution, fuel supply, storage and distribution, waste management, and communications. The nearby towns of Winnemucca and Battle Mountain, NV host a majority of the skilled labor workforce. The current Marigold workforce totals 493 employees.
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
Cumulative gold production from the Marigold leach pad through December 31, 2025 is equivalent to 71.6% recovery, and total gold recovery, including recoverable gold inventory in the pad, is estimated at 73.9%.
Resource and Reserve Estimates
The following tables present the mineral reserves and mineral resources information for Marigold. Additionally, see “Proven and Probable Reserve Estimates by Mineral” in this Item 2 for further information on the mineral resources and mineral reserves for Marigold for the years ended December 31, 2025 and December 31, 2024, and see “Operating Statistics” in this Item 2 for further information on production of the Marigold operations for the years ended December 31, 2025 and December 31, 2024. A discussion of the changes in mineral resources and mineral reserves from 2024 to 2025 is also included below.

Marigold Reserves as of December 31, 2025
	Proven			Probable			Proven and Probable
	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Metallurgical
Gold	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Marigold (OP)	—	—	—	165,740	0.53	2,799	165,740	0.53	2,799	72%
Marigold (Stockpile)	—	—	—	10,196	0.17	55	10,196	0.17	55	56%
Marigold (Leach Pad Inventory)	—	—	—	62,568	0.19	383	62,568	0.19	383	65%
(1)Mineral Reserves includes reserves from Marigold Mine and Buffalo Valley. The Mineral Reserve estimates were prepared in accordance with S-K 1300.
(2)Mineral Reserves are based on a gold price of $1,700/oz.
(3)Marigold Mine Mineral Reserves are reported at a cut-off grade of 0.069 g/t payable gold (gold assay factored for metallurgical recovery, royalty, and net proceeds). Buffalo Valley cut-off grades ranges from 0.12 g/t – 0.72 g/t contained gold based on material types.
(4)No mining dilution is applied to the grade of the Mineral Reserves. Dilution is intrinsic to the Mineral Reserves estimate and is considered sufficient to represent the mining selectivity considered.
(5)The point of reference for Mineral Resources is entry into the carbon columns in the processing facility.
(6)Metallurgical recovery of gold in the Marigold leach pad inventory is 64.6%.
Mineral Reserve Estimates at Marigold as of December 31, 2025 decreased compared to December 31, 2024. Proven and Probable contained gold ounces decreased by 20 koz, or 1%. Factors contributing to the change include: (i) depletion, (ii) re-interpretation of the mineralized envelopes using the most updated drill hole information, (iii) change to optimization parameters in terms of gold price and cost changes, and (iv) addition to heap leach inventory.

Marigold Resources as of December 31, 2025
	Measured			Indicated			Measured and Indicated			Inferred
	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Tonnage	Grade	Gold
Gold	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Marigold (OP)	—	—	—	126,629	0.44	1,807	126,629	0.44	1,807	36,903	0.38	453
(1)Marigold Mineral Resource estimate includes Marigold Mine and Buffalo Valley.
(2)Marigold Mineral Resources are reported based on $2,000/oz gold price.
(3)Marigold Mine is based on an optimized pit shell at a cut-off grade of 0.069 g/t payable gold (gold assay factored for recovery, royalty, and net proceeds). Buffalo Valley is based on a cut-off grade of 0.10 g/t to 0.32 g/t contained gold based on material types.
(4)Mineral Resources are exclusive of Mineral Reserves. The Mineral Resource estimate was prepared in accordance with S-K 1300.
(5)Marigold metallurgical recoveries varies with gold grade. Marigold Mine and Buffalo Valley average recovery is 75.5% and 67.1%, respectively.
(6)Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
(7)The point of reference for Mineral Resources is entry into the carbon columns in the processing facility.
Mineral Resources exclusive of Mineral Reserves at Marigold as of December 31, 2025 have decreased compared to December 31, 2024. Measured and Indicated contained gold ounces decreased by 104 koz, or 5%, and Inferred gold ounces increased by 204 koz, or 82%. Factors contributing to the changes include: (i) reduction of Buffalo Valley Mineral Resources due to conversion, (ii) re-interpretation of the mineralized envelopes using the most updated drill hole information, (iii) change to optimization parameters with regards to metal price and cost changes, and (iv) depletion.
SLR International Corporation, as Qualified Person defined under S-K 1300 and NI 43-101, is of the opinion that there are no material changes to the Mineral Resources and Mineral Reserves described herein as compared to the information presented in the Marigold TRS.
Exploration and Drilling
Since acquiring the Marigold Property, the Company has conducted several surface exploration programs including soil sampling, geophysics, and in-fill/delineation drilling. Reverse Circulation (“RC”) and Core (“Diamond Drilling-DD”) drilling on the Marigold Property is the principal method of exploration and delineation of gold mineralization. As of December 31, 2025, over 2.54 million meters of drilling in 13,342 drill holes across the Marigold, Buffalo Valley, and other areas have been completed.
During the year ended December 31, 2025, the Company has completed 52,001 meters in 243 drillholes at Marigold, Trenton Canyon and Buffalo Valley. The objective of the drilling was to increase the confidence in resource estimates, resource expansion, and drillholes for geotechnical metallurgical and hydrogeological purposes.
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

Cripple Creek and Victor Gold Mine, Colorado, United States
Cripple Creek and Victor Gold Mine is an open pit mining and processing operation located in Colorado, United States. SSR Mining, through its subsidiary CC&V, is the operator and holds a 100% interest in the property.
The total cost of the CC&V’s gross mineral properties, plant, and equipment as of December 31, 2025 was $366.6 million.
Property Description and Location
CC&V is located in Teller County, Colorado, United States, within the historical Cripple Creek Mining District. The site lies approximately 160 kilometers southwest of Denver, and is situated between the towns of Cripple Creek and Victor. Access to the mine site is within a mile of public roads in the vicinity of Cripple Creek and Victor. The usual access to the area is west from Colorado Springs on State Highway 24 (about 25 miles) to the community of Divide, then south from Divide on State Road 67 (approximately 20 miles). Activities at the property are centered at approximately 38°45′04.79” North latitude and 105°09′ 05.41” West longitude at an elevation of approximately 3,114 meters above sea level.
CC&V maintains ownership or control over a significant land package critical to mining operations. CC&V’s land tenure is comprised of approximately 1,642 patented mining claims, two state mining leases, four private mining leases, 25 mineral parcels, 134 surface parcels, and 13 unpatented lode claims encompassing a total area of approximately 15,012 acres. Mine operations are situated within a permit boundary referred to as the Amendment 13 Permit Boundary or the “A13 Permit Boundary.”

105°10'40"W
105°9'35"W
105°8'30"W
105°7'25"W
N
38°45'15"N
38°44'10"N
38°43'5"N
38°42'N
38°40'55"N
38°39'50"N
Cripple Creek
Goldfield
Victor
Cheyenne
FRONT RANGE
Denver
COLORADO
Cripple Creek & Victor Mine
Sources: Esri, USGS, Sources: Esri, TomTom, Garmin, FAO, NOAA, USGS, © OpenStreetMap contributors, and the GIS User Community, Esri, USGS
Amendment 14 Boundary
0 0.5 1 2
Km

History
Gold was discovered in the district in the early 1890s, leading to a rapid boom. Underground mining operations dominated through the early 20th century, producing over 23 million ounces (“Moz”) of gold. By 1962, most underground mining had ceased. To date, approximately 30 Moz of gold have been produced from the CC&V area. Modern surface mining began in 1994 under the Cripple Creek & Victor Gold Mining Company, with several ownership changes leading to SSR Mining’s acquisition of CC&V in 2025 from Newmont Mining Corporation.
Geological Setting, Mineralization, and Deposit Types
CC&V is an epithermal, alkaline intrusion-related gold system hosted in an Oligocene-aged diatreme composed of volcanic and volcaniclastic rocks, primarily quartz latite. Gold mineralization occurs as native gold and gold-silver tellurides within breccias, stockworks, and hydrothermal veins, typically associated with pyrite, quartz, and fluorite. Rocks within the CC&V mine area are oxidized to a maximum depth of approximately 450 meters.
Mining Operations
CC&V uses standard open pit mining methods. Mining operations are currently performed using a loading fleet consisting of two front-end loaders and two hydraulic shovels and a haulage fleet of twenty-one 220 tonne trucks. The mine conducts conventional drilling and blasting activities with a free face trim row blast to ensure stable wall rock conditions. Drilling and blasting occur on benches with a height of 10.7 meters. A geotechnical management plan includes highwall monitoring using radar systems. Equipment maintenance is performed on site for all equipment.
Infrastructure, Permitting, and Compliance Activities
The infrastructure facilities at CC&V include ancillary buildings, offices and support buildings, access roads, power distribution, source of fresh water and water distribution, fuel supply, storage and distribution, waste management, and communications. The region provides access to a skilled mining and industrial labor pool, particularly from the city of Colorado Springs (approximately 80 kilometers east), the towns of Cripple Creek, Victor, and Florissant. The current CC&V workforce totals 427 employees.
The power supply for CC&V is provided Black Hills Energy through regional transmission lines. All water used on site is purchased from local municipalities and utility companies. The availability, reliability, and security are ensured through multiple water agreements and contracts with the City of Victor, the City of Cripple Creek, Colorado Springs Utility (“CSU”), Pueblo Board of Water Works and Catlin Canal Company. Water is primarily consumed by retention in the heap leach pad, evaporation, processing operations, and dust suppression.
CC&V holds valid permits for all facets of the current mining operation as required by county, state, and federal regulations.
CC&V has several agreements existing with federal, state, and third-party entities which are monitored using a land management database. The data managed includes contractual obligations, leases, associated payments, parties to agreements, and locations and details of the properties that the agreements cover. All mining leases are managed and reviewed monthly, and all payments and commitments are paid as required by the specific agreements. CC&V is subject to a variety of NSR royalty payments, payable to various parties under the terms of the agreements. The average NSR royalty payments range from 0.5% to 10.0%. As per SSR Mining’s finance team analysis, a weighted average rate of 5% was used for cash flow modeling purposes.

Mineral Processing and Metallurgical Testing
Metallurgical testing at CC&V is performed to support the operating VLF and milling facilities and to determine the metallurgical characteristics of new ore deposits included in the mine plans.
Results from ongoing test programs, combined with relevant historical data, are interpreted to inform and update key process models used to support operations. Specifically, leach recovery models will be revised to incorporate the latest column and bottle roll test results.
Processing and Recovery Operations
CC&V utilizes two valley-leach facilities (“VLF 1” and “VLF 2”) for gold recovery. Each leach facility is integrated with its own dedicated adsorption-desorption-recovery (“ADR”) plant.
Ore processing includes a crushing facility, which consists of a primary 60 x 89 Svedala Type NT gyratory crusher, followed by a Nordberg MP1000 secondary cone crusher. The plant is designed to crush 50,000 tpd with an operating availability of 75%, producing a final crushed product with a P100 at 20 mm.
VLF 1 predominantly contains crushed ore, with a cumulative total of approximately 335 million tonnes placed since operations began in 1994. Ore stacking on VLF 1 concluded in 2015; however, the leaching process remains ongoing through continued injection of barren solution. This is primarily accomplished via jet injection methods, with current solution flow rates ranging between 1,600 and 2,250 cubic meters per hour (“m3/hr”). As of the end of 2025, approximately 275 injection wells have been installed across the pad to facilitate efficient solution distribution and sustained recovery.
Active ore placement on VLF 2 commenced in late 2015. By the end of March 2025, approximately 192 million tonnes of ore had been stacked. Most of the material placed on VLF 2 is run-of-mine (“ROM”) or lower grade, with only a small portion, approximately 5%, being primary crushed prior to stacking.
Resource and Reserve Estimates
The following tables present the mineral reserves and mineral resources information for CC&V. Additionally, see “Proven and Probable Reserve Estimates by Mineral” in this Item 2 for further information on the mineral resources and mineral reserves for CC&V for the year ended December 31, 2025. See “Operating Statistics” in this Item 2 for further information on production of the CC&V operations for the year ended December 31, 2025. A discussion of the changes in mineral resources and mineral reserves from the date of the CC&V TRS, July 1, 2025 to December 31, 2025 is also included below.

CC&V Reserves as of December 31, 2025
	Proven			Probable			Proven and Probable
	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Metallurgical
Gold	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
CC&V (OP)	105,440	0.44	1,480	46,566	0.41	607	152,006	0.43	2,087	52%
CC&V (Stockpile)	—	—	—	68,205	0.26	564	68,205	0.26	564	47%
(1)CC&V Mineral Reserves are reported based on $1,700/oz gold price. The Mineral Reserve estimate was prepared in accordance with S-K 1300.
(2)CC&V Mineral Reserves are reported at a cut-off grade for crush leach is 0.10g/t Au extractable cyanide soluble (factored for recovery) and run of mine leach is 0.069 g/t Au extractable cyanide soluble (factored for recovery).
(3)Metallurgical recoveries varies by lithology and oxidation state and ranges between 24.8-94.9% .
(4)No mining dilution is applied to the grade of the Mineral Reserves. Dilution intrinsic to the Mineral Reserves estimate is considered sufficient to represent the mining selectivity considered.
(5)The point of reference for Mineral Reserves is the entry to the carbon columns in the processing facility.
(6)Leach Pad Inventory of 360 koz represents work-in-process gold and is 100% recoverable over the LOM.
Mineral Reserve Estimates at CC&V as of December 31, 2025 decreased compared to July 1, 2025, the date of the CC&V TRS. Proven and Probable contained gold ounces decreased by 164 koz, or 6%, due to mine depletion.

CC&V Resources as of December 31, 2025
	Measured			Indicated			Measured and Indicated			Inferred
	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Tonnage	Grade	Gold
Gold	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
CC&V (OP)	157,034	0.49	2,456	149,020	0.43	2,078	306,054	0.46	4,534	149,352	0.41	1,963
CC&V (Stockpile)	—	—	—	32,028	0.26	272	32,028	0.26	272	—	—	—
(1)CC&V Mineral Resources are reported based on $2,000/oz gold price. Mineral Resources estimate was prepared in accordance with S-K 1300.
(2)Mineral Resources is based on an optimized pit shell at a gold cut-off grade of 0.10 g/t Au extractable cyanide soluble (factored for recovery) for crush leach is and 0.069 g/t Au extractable cyanide soluble (factored for recovery) run for mine leach. Mineral Resources are exclusive of Mineral Reserves.
(3)Metallurgical recoveries varies with gold grade, range between 24.8-94.9%.
(4)Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
(5)The point of reference for Mineral Resources is the entry to the carbon columns in the processing facility.
Mineral Resources exclusive of Mineral Reserves at CC&V as of December 31, 2025 has decreased compared to July 1, 2025, the date of the CC&V TRS. Measured and Indicated contained gold ounces decreased by 39 koz, or 1%, and Inferred gold ounces decreased by 3 koz, or 0.1%, due to depletion.
SLR International Corporation, as Qualified Person as defined under S-K 1300, is of the opinion that there are no material changes to the Mineral Resources and Mineral Reserves described herein as compared to the information presented in the CC&V TRS.
Exploration and Drilling
Since acquiring CC&V, the Company initiated both Mineral Resource expansion and grade control drilling program within the Stockpile (Dump1) area. RC and Diamond Drilling drilling on the property is the principal method of exploration and delineation of gold mineralization with limited Sonic drilling being carried out in unconsolidated rock mass (dumps). As of December 31, 2025, over 2.85 million meters of drilling in 17,761 drill holes have been completed.
During the year ended December 31, 2025, the Company completed 13,352 meters in 134 drillholes at CC&V. The objective of drilling was to increase the confidence in resource estimates, resource expansion, and confirmation of grades in the Stockpile.
Sampling, Analysis, and Data Verification
Since 2025, all exploration samples from CC&V are analyzed at ALS Chemex (“ALS”), an ISO 17025 certified facility. ALS laboratories are independent from the Company. American Assay Laboratories, Reno, Nevada and SGS is used as umpire check sample analysis. The drill and geochemical samples are collected in accordance with accepted industry standards.
Data verification was completed as part of the generation of the mineral resources estimate. All data collected including but not limited to collar location, downhole survey, geological and analytical data are subject to SSR Mining's QAQC procedures.

Seabee Gold Operation, Saskatchewan, Canada
The Seabee Gold Operation is an underground gold mining and milling operation, located in Saskatchewan, Canada. SSR Mining holds a 100% interest in the property through its wholly‑owned subsidiary, SGO Mining Inc., which also acts as operator for Seabee.
The total cost of Seabee’s gross mineral properties, plant and equipment as of December 31, 2025 was $650.4 million.
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

103°40'W
103°35'W
103°30'W
103°25'W
103°20'W
N
55°45'N
55°40'N
55°35'N
55°30'N
Porky
Seabee
Santoy
Lake Athabasca
Seabee
SASKATCHEWAN
CANA
Regina
Sources: Esri, USGS, Sources: Esri, TomTom, Garmin, FAO, NOAA, USGS, © OpenStreetMap contributors, and the GIS User Community, Esri, USGS
License Boundary
0
2.5
5
10
Km

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
The operations at Seabee were temporarily suspended in June 2025 due to forest fires in the vicinity of the mine. The Seabee processing plant and Santoy mine were not materially impacted by the fires. Operations were fully reinstated in late June 2025.
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
The Company acquired Seabee on May 31, 2016. Seabee has produced over 1.90 million ounces of gold since production began in 1991.
Geological Setting, Mineralization, and Deposit Types
Northern Saskatchewan forms part of the Churchill Province of the Canadian Shield and has been subdivided into a series of litho-structural crustal units. Seabee is located within the Glennie domain of the Proterozoic Trans-Hudson Orogen. All the main gold deposits at Seabee are considered orogenic quartz-vein hosted lode gold deposits. Gold mineralization at the Santoy mine complex is hosted within the Santoy Shear Zone (“SSZ”); a kilometer scale shear zone with a roughly north-south strike that dips moderately to steeply to the east. Gold mineralization at the Porky deposits (Porky Main and Porky West) occurs along the western margin of the Ray Lake synform within a kilometer scale shear zone, the Pine Lake Shear Zone (“PLSZ”), that strikes east-southeast and dips moderately to the south.
Mining Operations
There is currently one operating mine as part of Seabee, the underground Santoy mine, with ore hauled to the surface and then 14 kilometers to the mill located near the old Seabee mine. At Santoy mine, ore is mined from the Santoy 8, Santoy 9, and Hanging Wall vein structures.
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

Infrastructure, Permitting and Compliance Activities
The major infrastructure at the Seabee site includes roads, an airstrip, powerhouse and electrical distribution system, mill buildings, and related services facilities, Santoy mine portal and ventilation raises, equipment maintenance facilities, fuel storage, explosive storage, water supply and distribution, water management ponds and water treatment plant, tailings management facilities, administrative buildings and camp accommodation. Electrical power is provided by a transmission line to the site by the provincial power authority, Saskatchewan Power Corporation, connected to a 138 kV hydroelectric power line from Island Falls. The Santoy Mine has one water management structure, which is the Santoy 8 deposit water management pond. Potable water is obtainable locally through SSR Mining’s potable water system at both the Seabee and Santoy mine sites. The site currently uses a slow sand filter system. The current Seabee workforce totals 413 employees.
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
Testwork conducted in 2023 on the Porky West deposit show a metallurgical recovery of 96%, with a high proportion of recovery coming from gravity processing.
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
Resource and Reserve Estimates
The following tables present the mineral reserves and mineral resources information for Seabee. Additionally, see “Proven and Probable Reserve Estimates by Mineral” in this Item 2 for further information on the mineral resources and mineral reserves for Seabee for the years ended December 31, 2025 and December 31, 2024, and see “Operating Statistics” in this Item 2 for further information on production of Seabee operations for the years ended December 31, 2025 and December 31, 2024. A discussion of the changes in mineral resources and mineral reserves from 2024 to 2025 is also included below.

Seabee Reserves as of December 31, 2025
	Proven			Probable			Proven and Probable
	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Metallurgical
Gold	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Seabee (UG)	332	5.33	57	3,052	4.55	447	3,383	4.63	504	96%
Seabee (Stockpile)	7	3.41	1	—	—	—	7	3.41	1	96%
(1)Mineral Reserves includes Santoy 8, Santoy 9, Hanging Wall lodes, and Porky West. The Mineral Reserve estimates were prepared in accordance with S-K 1300.
(2)Mineral Reserves are based on a gold price of $2,000/oz. At Santoy, Mineral Reserves are estimated using a cut-off grade of 2.93 g/t gold for production stopes, 1.86 g/t for marginal production stopes, and 1.30 g/t for development. At Porky West, Mineral Reserves are estimated using a cut-off grade of 3.24 g/t gold for production stopes, 2.09 g/t for marginal production stopes, and 1.00 g/t for development. Processing recoveries vary based on the feed grade. The average recovery is estimated to be 96%.
(3)The point of reference for Mineral Reserves is the point of feed into the processing facility.
Mineral Reserve Estimates at Seabee as of December 31, 2025 increased compared to December 31, 2024. Proven and Probable contained gold ounces increased by 192 koz, or 64%. Factors contributing to the change include: (i) re-interpretation of the mineralized envelopes using the most updated drill hole information, (ii) change to optimization parameters in terms of cost changes and cut-off grade, (iii) inclusion of Porky West in Mineral Reserves, and (iv) depletion.

Seabee Resources as of December 31, 2025
	Measured			Indicated			Measured and Indicated			Inferred
	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Tonnage	Grade	Gold
Gold	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Seabee (UG)	296	5.31	50	1,402	3.58	162	1,698	3.88	212	1,605	3.94	203
(1)Mineral Resources includes Santoy 8, Santoy 9, Hanging Wall and Porky West lodes. All Mineral Resources were assessed for reasonable prospects for eventual economic extraction by reporting material that fell within conceptual underground shapes. Mineral Resources are exclusive of Mineral Reserves. The Mineral Resource estimates were prepared in accordance with S-K 1300.
(2)Mineral Resources are reported based on a gold price of $2,200/oz and a cut-off grade of 2.76 g/t for Santoy8, Santoy9, Hanging Wall and 2.92 g/t for Porky West.
(3)Metallurgical recoveries vary with gold grade and average recoveries are 96.1% for Santoy area ore and 96.0% for Porky West ores.
(4)Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
(5)The point of reference for Mineral Resources is the point of feed into the processing facility.
Mineral Resources exclusive of Mineral Reserves at Seabee as of December 31, 2025 decreased compared to December 31, 2024. Measured and Indicated contained gold ounces decreased by 199 koz, or 48%, and Inferred gold ounces decreased by 3 koz, or 1%. Factors contributing to the changes include: (i) conversion of Measured and Indicated Resources to Mineral Reserves at Porky West, (ii) re-interpretation of the mineralized envelopes using the most updated drill hole information, (iii) change to optimization parameters with regards to cost and cut-off grade, and (iv) depletion.
SLR International Corporation, as Qualified Person as defined under S-K 1300 and NI 43-101, is of the opinion that there are no material changes to the Mineral Resources and Mineral Reserves described herein as compared to the information presented in the Seabee TRS.

Exploration and Drilling
Since acquiring the property, the Company has conducted several surface and underground exploration programs including soil sampling, geophysics, and in-fill/delineation drilling. Core (“Diamond Drilling-DD”) drilling on the property is the principal method of exploration and delineation of gold mineralization.
During the year ended December 31, 2025, the Company completed a total of 9 drillholes totaling 1,788 meters from surface and 388 drillholes totaling 47,513 meters from underground drilling at the Santoy mine complex.
During the year ended December 31, 2025, the company completed a total of 151 drillholes totaling 34,727 meters of drilling at Porky West deposit. The main objective of this drilling was to infill the existing resource and to expand the footprint of mineralization and also for metallurgical test work. Mineral Resource at Porky West is open at depth and along strike. An exploration plan is in place to increase the Mineral Resource footprint and continue infill drilling in 2026.
To date, drilling completed on the Seabee property (by SSR Mining and previous operators) includes 2,824 surface drillholes totaling 658,596 meters and 7,367 underground drillholes totaling 1,345,357 meters.
Sampling, Analysis, and Data Verification
Sampling interval was established by minimum or maximum sampling lengths and geological and/or structural criteria. During the year ended December 31, 2025, all drill samples in respect of the Seabee Gold Operation underground drilling program were assayed by our on-site non-accredited assay laboratory, which is not independent from the Company. All surface drilling samples and underground umpire samples in 2024 and 2025 were analyzed at ALS Vancouver laboratories, who is independent of SSR Mining.
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
The total cost of Puna’s gross mineral properties, plant, and equipment as of December 31, 2025 was $431.6 million.
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

66°30'W
66°24'W
66°18'W
N
22°30'S
22°36'S
22°42'S
22°48'S
22°54'S
Chinchillas
Haul Road
Cortaderas
San Miguel
Pirquitas
Puna
JUJUY
San Salvador de Jujuy
Sources: Esri, USGS, Sources: Esri, TomTom, Garmin, FAO, NOAA, USGS, © OpenStreetMap contributors, and the GIS User Community, Esri, CGIAR
License Boundary
0
2.5
5
10
Km

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
Geological Setting, Mineralization, and Deposit Types
The Chinchillas and Pirquitas deposits are considered part of the Bolivian tin-silver–zinc belt that extends from the San Rafael tin-copper deposit in southern Peru into Bolivia and then the Puna region of Jujuy. Deposits with similar styles of mineralization include San Cristóbal, Potosí, and Pulacayo. These deposits are characterized by dacite dome complexes with mineralization hosted in shears and breccias within the dacite domes or within shears and breccias within the host rocks. More rarely, as in the case of the Chinchillas Property and San Cristóbal, the deposits morphology includes flat-lying manto bodies within sedimentary and pyroclastic rocks. All the deposits have large vertical extents.
Significant silver-lead-zinc mineralization occurs in five principal areas at the Chinchillas: the Silver Mantos and Mantos Basement zones in the west part of the Project, the Socavon del Diablo and Socavon Basement zones in the east and Melina to the northeast.
The Pirquitas deposits includes Potosi, San Miguel, Chocoya, Oploca, San Pedro, Llalagua, Chicharron, Colquiri veins and Cortaderas breccia. The San Miguel pit contained portions of the Potosi, San Miguel and Chocoya vein systems. Veins within the San Miguel pit have a strike of west-northwest and are generally sub-vertical.
The Cortaderas mineralization is located north of the San Miguel pit. Mineralization at Cortaderas is Zinc rich and is hosted mainly within multiple vein like breccia bodies. The mineralization thickness of each breccia body varies between 0.5 meters and 7.0 meters with an overall strike length of 500 meters. Two different zones of mineralization have been identified i) Main Cortaderas breccia trending northwest-southeast and dipping steeply to the southwest, and ii) parallel Hanging-wall breccia dipping steeply to the northeast. The 2025 drilling has identified the Submarino mineralization, a northwest extension of the Cortaderas main breccia.
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
Mineral Processing and Metallurgical Testing
The metallurgical development of Chinchillas ore types commenced in 2013 and continued through 2023. There have been six different test work programs that have been carried out on the Chinchillas ore. The latest test campaign wrapped up in 2023, which further tested the Socavon and Melina targets; this test work split the flow sheets based on the Zn to Pb ratio. The Pirquitas process plant operating performance since commencement on Chinchillas ores is used to provide the concentrate grade recovery and mass pull relationships. The recovery is variable based on the head grade and the average is 96.2% for silver, 93.0% for lead and 40.8% for zinc.
Processing and Recovery Operations
The Pirquitas processing plant consists of crushing, grinding, and froth flotation to produce two products, silver-lead and zinc concentrates. These two product concentrates are bagged separately in one tonne bags and transported to a port by truck for export to smelters. The Pirquitas process plant has continued to improve performance from the expected 4,000 tonnes per day feed capacity to 5,000 tonnes per day achieved in 2023 and sustained through 2024 and 2025.
Resource and Reserve Estimates
The following tables present the mineral reserves and mineral resources information for Puna. Additionally, see “Proven and Probable Reserve Estimates by Mineral” in this Item 2 for further information on the mineral resources and mineral reserves for Puna for the years ended December 31, 2025 and December 31, 2024, and see “Operating Statistics” in this Item 2 for further information on production of the Puna operations for the years ended December 31, 2025 and December 31, 2024. A discussion of the changes in mineral resources and mineral reserves from 2024 to 2025 is also included below. The tonnage is expressed in kilo tonnes (“kt”), silver grade in gram per tonne (“g/t”), ounces is troy ounces expressed as kilo ounces (“koz”), lead and zinc grades in percent, and lead and zinc metal content in million pounds (“mlbs”).

Puna Reserves as of December 31, 2025
	Proven			Probable			Proven and Probable
	Tonnage	Grade	Silver	Tonnage	Grade	Silver	Tonnage	Grade	Silver	Metallurgical
Silver	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Chinchillas (OP)	894	133.22	3,828	2,518	126.40	10,233	3,412	128.19	14,061	96%
Chinchillas (Stockpile)	—	—	—	1,285	96.79	3,998	1,285	96.79	3,998	96%

	Tonnage	Grade	Lead	Tonnage	Grade	Lead	Tonnage	Grade	Lead	Metallurgical
Lead	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	Recovery
Chinchillas (OP)	894	1.10	21.6	2,518	1.15	64.1	3,412	1.14	85.7	94%
Chinchillas (Stockpile)	—	—	—	1,285	0.85	24.1	1,285	0.85	24.1	94%

	Tonnage	Grade	Zinc	Tonnage	Grade	Zinc	Tonnage	Grade	Zinc	Metallurgical
Zinc	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	Recovery
Chinchillas (OP)	894	0.18	3.5	2,518	0.12	6.7	3,412	0.14	10.2	44%
Chinchillas (Stockpile)	—	—	—	1,285	0.24	6.8	1,285	0.24	6.8	44%
(1)Chinchillas Mineral Reserves are reported at NSR cut off value of $44.32/t, which incorporates appropriate metallurgical recoveries for silver and includes lead and zinc attributable metals. The Mineral Reserve estimates were prepared in accordance with S-K 1300.
(2)Mineral Reserves are reported using $20.50/oz of silver, $0.90/lb of lead, and $1.15/lb of zinc.
(3)Chinchillas processing recoveries vary based on the feed grade. The average recovery is estimated to be 95.8% for silver, 93.7% for lead and 44.4% for zinc.
(4)The point of reference for Mineral Reserves is the point of feed into the processing facility.
Mineral Reserve Estimates at Puna as of December 31, 2025 decreased compared to December 31, 2024. Proven and Probable contained silver ounces decreased by 1.5 Moz, or 7.5%. Factors contributing to the change include: (i) change to optimization parameters in terms of cost, price changes and change to cut-off grade, (ii) conversion of Mineral Resources to Mineral Reserves, (iii) depletion, and (iv) change to stockpile.

Puna Resources as of December 31, 2025
	Measured			Indicated			Measured and Indicated			Inferred
	Tonnage	Grade	Silver	Tonnage	Grade	Silver	Tonnage	Grade	Silver	Tonnage	Grade	Silver
Silver	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Chinchillas(OP)	438	126.01	1,775	1,007	114.69	3,715	1,445	118.12	5,490	25	96.61	77
Chinchillas (Low Grade Stockpile)	—	—	—	478	72.68	1,118	478	72.68	1,118	—	—	—
Pirquitas (UG)	—	—	—	1,825	267.27	15,680	1,825	267.27	15,680	3,109	240.83	24,072

	Tonnage	Grade	Lead	Tonnage	Grade	Lead	Tonnage	Grade	Lead	Tonnage	Grade	Lead
Lead	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)
Chinchillas(OP)	438	1.22	11.8	1,007	0.98	21.9	1,445	1.06	33.7	25	0.76	0.4
Chinchillas (Low Grade Stockpile)	—	—	—	478	0.61	6.4	478	0.61	6.4	—	—	—

	Tonnage	Grade	Zinc	Tonnage	Grade	Zinc	Tonnage	Grade	Zinc	Tonnage	Grade	Zinc
Zinc	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)
Chinchillas(OP)	438	0.41	4.0	1,007	0.34	7.6	1,445	0.36	11.6	25	0.17	0.1
Chinchillas (Low Grade Stockpile)	—	—	—	478	0.49	5.2	478	0.49	5.2	—	—	—
Pirquitas (UG)	—	—	—	1,825	6.19	248.8	1,825	6.19	248.8	3,109	5.66	388.1
(1)Chinchillas Mineral Resource are contained within a pit shell generated using an NSR cut-off value of $39.79/t. Metallurgical recoveries vary based on the grade and on average are 95.5% silver, 92.4% lead, and 55.4% zinc. Mineral Resources are exclusive of Mineral Reserves. The Mineral Resource estimate was prepared in accordance with S-K 1300.
(2)Pirquitas UG Mineral Resources are contained within underground mining shapes in San Miguel, Potosi, Oploca, and Cortaderas veins based on an NSR cut-off value of $120/t for silver. The cut-off grade includes lead and zinc attributable metal. Metallurgical recoveries vary with grade and on average are 76.8% silver and 54.2% for zinc. There are no Mineral Reserves in Pirquitas.
(3)Mineral Resources are reported using $23.00/oz of silver, $0.95/lb of lead, and $1.30/lb of zinc.
(4)Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
(5)The point of reference for Mineral Resources is the point of feed into the processing facility.
Mineral Resources exclusive of Mineral Reserves at Puna as of December 31, 2025 decreased compared to December 31, 2024. Measured and Indicated contained silver ounces decreased by 13.7 Moz, or 38%, and Inferred silver ounces increased by 15.6 Moz, or 182%. Factors contributing to the changes include: (i) conversion of Mineral Resources to Mineral Reserves, (ii) re-interpretation of the mineralized envelopes using the most updated drill hole information, (iii) change to optimization parameters with regards to cost and change in cut-off grade, (iv) change to modelling parameters in Pirquitas, and (v) depletion.
SLR International Corporation, as Qualified Person, as defined under S-K 1300 and NI 43-101, is of the opinion that there are no material changes to the Mineral Resources and Mineral Reserves described herein as compared to the information presented in the Puna TRS.

Exploration and Drilling
At Chinchillas, previous exploration programs included geological mapping, geophysical surveying, and diamond drilling to identify and delineate mineralized areas. At Pirquitas, exploration programs included geological mapping, geophysical surveying, underground rock sampling, and multiple programs of RC and diamond drilling.
In 2025, exploration drilling was conducted at Pirquitas. During the year ended December 31, 2025, a total of 40 drillholes totaling 19,922 meters was completed at Pirquitas. Drilling focused on infill and extensional drilling on the Cortaderas deposit. Resource extension drilling identified new vein systems to the northwest of the main Cortaderas vein as well as additional veins in the footwall.
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
The 2025 samples were analyzed by Alex Stewart International, with the physical preparation carried out in Palpala, Jujuy, and the chemical analysis performed in Mendoza. Sample shipment between Jujuy and Mendoza was managed by Alex Stewart following arrival in Jujuy.
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

Proven and Probable Reserve Estimates by Mineral
The following information about Çöpler is historical in nature and is as of February 13, 2024 only. As described in “Item 1. Business - Çöpler Incident”, all operations at Çöpler have ceased following the Çöpler Incident and we are unable to determine at this time when operations at Çöpler will resume, if at all. We have not determined that, if we resume operations at Çöpler, the proven and probable reserve estimates by mineral for Çöpler presented below continues to be accurate or will be accurate at such time as the Company resumes operations at Çöpler.
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
The Mineral Reserves presented below as of December 31, 2025 and December 31, 2024 have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) Regulation S-K subpart 1300 rules for Property Disclosures for Mining Registrants (“S-K 1300”), and have been approved by the Qualified Persons. Mineral Reserves metal prices used for preparation of the 2025 Reserve estimate, which were selected, in each case, by the Qualified Persons are: $1,700 per gold ounce, $20.50 per silver ounce, $0.90 per lead pound, $1.15 per zinc pound, and $3.50 per copper pound unless otherwise stated. The Mineral Reserves metal price assumptions for 2024 report are: $1,500 per gold ounce, $19.00 per silver ounce, $0.90 per lead pound, $1.05 per zinc pound and $3.30 per copper pound unless otherwise stated.
The point of reference for Mineral Reserves is the point of feed into the processing facility for all production projects except for Marigold and CC&V, which is entry into the carbon columns in the processing facility.
Metals shown in the table are contained metals in ore mined and processed.
Tonnage is metric kilo tonnes (“kt”), ounces (“oz”) represent troy ounces, grade is grams per metric tonne (“g/t”), copper, lead and zinc grade are percent (“%”), and copper, lead and zinc metal are in million pounds (“Mlbs”).
Figures may vary due to rounding.
The following tables summarize the Company’s estimated gold reserves attributable to SSR Mining’s ownership as of December 31, 2025 and December 31, 2024 for each of its production and development assets.

Gold Reserves as of December 31, 2025
			Proven			Probable			Proven and Probable
		SSR	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Metallurgical
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Çöpler (OP)*(1)(2)(3)(4)(5)	Türkiye	80%	12,652	2.25	917	30,446	2.44	2,390	43,098	2.39	3,307	86%
Çöpler (Stockpile)*(2)(3)(4)	Türkiye	80%	—	—	—	10,389	2.07	692	10,389	2.07	692	90%
Marigold (OP)(6)(7)	United States	100%	—	—	—	165,740	0.53	2,799	165,740	0.53	2,799	72%
Marigold (Stockpile)(7)	United States	100%	—	—	—	10,196	0.17	55	10,196	0.17	55	56%
Marigold (Leach Pad Inventory)	United States	100%	—	—	—	62,568	0.19	383	62,568	0.19	383	65%
CC&V (OP)(8)(9)	United States	100%	105,440	0.44	1,480	46,566	0.41	607	152,006	0.43	2,087	52%
CC&V (Stockpile)(8)	United States	100%	—	—	—	68,205	0.26	564	68,205	0.26	564	47%
Seabee (UG)(10)(11)	Canada	100%	332	5.33	57	3,052	4.55	447	3,383	4.63	504	96%
Seabee (Stockpile)	Canada	100%	7	3.41	1	—	—	—	7	3.41	1	96%
Hod Maden(12)	Türkiye	10%	137	22.19	98	634	4.50	92	771	7.64	190	87%
			118,568	0.67	2,553	397,796	0.63	8,029	516,363	0.64	10,582

* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See Item 1. Business - Çöpler Incident.
(1)Çöpler Mineral Reserves includes reserves from Çöpler Mine and Greater Çakmaktepe. There are no Mineral Reserves at Bayramdere.
(2)Çöpler Mineral Reserves shown are SSR Mining ownership share only. SSR Mining owns 80% of both Anagold and Kartaltepe licenses.
(3)Çöpler Mineral Reserves are based on a gold price of $1,450/oz. Metallurgical gold recoveries for grind leach varies between 53.0-90.0% based on lithology, and for sulfide varies between 81.0-91.0%. All cut-off values include allowance for royalty payable. Grind leach uses a NSR cut-off value of $21.77/t, and sulfide ore uses a cut-off value of $45.58/t. Silver credits are not incorporated into NSR calculations.
(4)Çöpler ore definitions: oxide grind leach material is defined as material <2.0% total sulfur, and sulfide material is ≥2.0% total sulfur.
(5)Due to the Çöpler Incident, all oxide ore will be campaigned through the existing milling circuit bypassing the autoclaves. If the Grind-Leach facility is approved and completed, the Company will consider the value of processing the oxide ore through such grind-leach circuit.
(6)Marigold Mineral Reserves includes reserves from Marigold Mine and Buffalo Valley.
(7)Marigold Mineral Reserves are based on a gold price of $1,700/oz. Marigold Mineral Reserves are reported at a cut-off grade of 0.069 g/t payable gold (gold assay factored for metallurgical recovery, royalty, and net proceeds). Buffalo Valley cut-off grades ranges from 0.12 g/t – 0.72 g/t contained based on material types. No mining dilution is applied to the grade of the Mineral Reserves. Dilution intrinsic to the Mineral Reserves estimate is considered sufficient to represent the mining selectivity considered.
(8)CC&V Mineral Reserves are reported at a cut-off grade for crush leach of 0.10g/t gold extractable cyanide soluble (factored for metallurgical recovery) and run of mine leach of 0.069 g/t gold extractable cyanide soluble (factored for metallurgical recovery). No mining dilution is applied to the grade of the Mineral Reserves. Dilution intrinsic to the Mineral Reserves estimate is considered sufficient to represent the mining selectivity considered.
(9)CC&V Mineral Reserves does not include leach pad inventory of 360 koz, which represents work-in-process gold and is 100% recoverable over the life of mine.
(10)Seabee Mineral Reserves includes Santoy 8, Santoy 9, Hanging Wall (“HW”) and Porky West lodes.
(11)Seabee Mineral Reserves are based on a gold price of $2,000/oz. At Santoy, Mineral Reserves are estimated using a cut-off grade of 2.93 g/t gold for production stopes, 1.86 g/t for marginal production stopes, and 1.30 g/t for development. At Porky West, Mineral Reserves are estimated using a cut-off grade of 3.24 g/t gold for production stopes, 2.09 g/t for marginal production stopes, and 1.00 g/t for development. Processing recoveries vary based on the feed grade. The average recovery is estimated to be 96.0%.
(12)Hod Maden is a development property. Mineral Reserves are reported based on breakeven NSR cut-off values: Drift and fill of $160/t, Longhole stoping of $82/t, Incremental Stoping of $82/t, and Marginal cut-off grade of $57/t. Average mining recovery and dilution applied were 94.0% and 10.0%, respectively. Metallurgical recovery varies with grade and average recovery is 87.0%.

Gold Reserves as of December 31, 2024
			Proven			Probable			Proven and Probable
		SSR	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Metallurgical
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Çöpler (OP)*(1)(2)(3)(4)(5)	Türkiye	80%	12,652	2.25	917	30,446	2.44	2,390	43,098	2.39	3,307	86%
Çöpler (Stockpile)*	Türkiye	80%	—	—	—	10,389	2.07	692	10,389	2.07	692	90%
Marigold (OP)(6)(7)	United States	100%	—	—	—	168,336	0.52	2,828	168,336	0.52	2,828	73%
Marigold (Stockpile)	United States	100%	—	—	—	11,725	0.14	53	11,725	0.14	53	74%
Marigold (Leach Pad Inventory)	United States	100%	—	—	—	66,089	0.18	375	66,089	0.18	375	60%
Seabee (UG)(8)(9)	Canada	100%	335	6.11	66	1,466	5.16	243	1,801	5.34	309	96%
Seabee (Stockpile)	Canada	100%	13	7.90	3	—	—	—	13	7.90	3	96%
			13,000	2.36	986	288,451	0.71	6,581	301,451	0.79	7,567

* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See Item 1. Business - Çöpler Incident.
(1)Çöpler Mineral Reserves includes reserves from Çöpler Mine and Greater Cakmaktepe. There are no Mineral Reserves at Bayramdere.
(2)Çöpler Mineral Reserves shown are SSR Mining ownership share only. SSR Mining owns 80% of both Anagold and Kartaltepe licenses.
(3)Çöpler Mineral Reserves are based on a gold price of $1,450/oz. Metallurgical gold recoveries for grind leach varies between 53.0-90.0% based on lithology, and for sulfide varies between 81.0-91.0%. All cut-off values include allowance for royalty payable. Grind leach uses a NSR cut-off value of $21.77/t, and sulfide ore uses a cut-off value of $45.58/t. Silver credits are not incorporated into NSR calculations.
(4)Çöpler ore definitions: oxide grind leach material is defined as material <2.0% total sulfur, and sulfide material is ≥2..0% total sulfur.
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

The following tables summarize the Company’s estimated silver reserves attributable to SSR Mining’s ownership or economic interest as of December 31, 2025 and December 31, 2024 for each of its production and exploration assets:

Silver Reserves as of December 31, 2025
			Proven			Probable			Proven and Probable
		SSR	Tonnage	Grade	Silver	Tonnage	Grade	Silver	Tonnage	Grade	Silver	Metallurgical
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Çöpler (OP)*(1)(2)(3)	Türkiye	80%	12,652	4.10	1,668	30,446	4.54	4,444	43,098	4.41	6,112	30%
Chinchillas (OP)(4)(5)	Argentina	100%	894	133.22	3,828	2,518	126.40	10,233	3,412	128.19	14,061	96%
Chinchillas (Stockpile)(5)	Argentina	100%	—	—	—	1,285	96.79	3,998	1,285	96.79	3,998	96%
			13,546	12.62	5,496	34,249	16.96	18,675	47,795	15.73	24,171
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See Item 1. Business - Çöpler Incident.
(1)Çöpler Mineral Reserves includes reserves from Çöpler Mine and Greater Cakmaktepe. There are no Mineral Reserves at Bayramdere.
(2)Çöpler Mineral Reserves shown are SSR Mining ownership share only. SSR Mining owns 80% of both Anagold and Kartaltepe licenses.
(3)Çöpler metallurgical silver recoveries vary between 23.0-91.0% for oxide grind leach and 0.0-3.0% for sulfide POX. The average recovery is estimated to be 49.7%. Average silver recoveries are 8.0%. Silver credits are not incorporated into NSR calculations.
(4)Chinchillas Mineral Reserves are reported at NSR cut off value of $44.32/t, which incorporates appropriate metallurgical recoveries and includes lead and zinc attributable metals.
(5)Chinchillas processing recoveries vary based on the feed grade. The average recovery is 95.8% for silver, 93.7% for lead, and 44.4% for zinc.

Silver Reserves as of December 31, 2024
			Proven			Probable			Proven and Probable
		SSR	Tonnage	Grade	Silver	Tonnage	Grade	Silver	Tonnage	Grade	Silver	Metallurgical
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	Recovery
Çöpler (OP)*(1)(2)(3)	Türkiye	80%	12,652	4.10	1,668	30,446	4.54	4,444	43,098	4.41	6,112	30%
Chinchillas (OP)(4)(5)	Argentina	100%	844	145.25	3,940	2,319	141.35	10,540	3,163	142.39	14,480	95%
Chinchillas (Stockpile)	Argentina	100%	—	—	—	1,112	141.26	5,048	1,112	141.26	5,048	95%
			13,496	12.92	5,608	33,877	18.39	20,032	47,373	16.83	25,640
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See Item 1. Business - Çöpler Incident.
(1)Çöpler Mineral Reserves includes reserves from Çöpler Mine and Greater Cakmaktepe. There are no Mineral Reserves at Bayramdere.
(2)Çöpler Mineral Reserves shown are SSR Mining ownership share only. SSR Mining owns 80% of both Anagold and Kartaltepe licenses.
(3)Çöpler metallurgical silver recoveries vary between 23.0-91.0% for oxide grind leach and 0.0-3.0% for sulfide POX. The average recovery is estimated to be 49.7%. Average silver recoveries are 8.0%. Silver credits are not incorporated into NSR calculations.
(4)Chinchillas Mineral Reserves are reported at NSR cut off value of $43.37/t, which incorporates appropriate metallurgical recoveries and includes lead and zinc attributable metals.
(5)Chinchillas processing recoveries vary based on the feed grade. The average recovery is 95.0% for silver, 91.6% for lead, and 23.8% for zinc.

The following tables summarize the Company’s estimated lead reserves attributable to SSR Mining’s ownership or economic interest as of December 31, 2025 and December 31, 2024 for each of its production and exploration assets:

Lead Reserves as of December 31, 2025
			Proven			Probable			Proven and Probable
		SSR	Tonnage	Grade	Lead	Tonnage	Grade	Lead	Tonnage	Grade	Lead	Metallurgical
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	Recovery
Chinchillas (OP)(1)(2)	Argentina	100%	894	1.10	21.6	2,518	1.15	64.1	3,412	1.14	85.7	94%
Chinchillas (Stockpile)(2)	Argentina	100%	—	—	—	1,285	0.85	24.1	1,285	0.85	24.1	94%
			894	1.10	21.6	3,803	1.05	88.2	4,697	1.06	109.8
(1)Chinchillas Mineral Reserves are reported at NSR cut off value of $44.32/t, which incorporates appropriate metallurgical recoveries and includes silver and zinc attributable metals.
(2)Chinchillas processing recoveries vary based on the feed grade. The average recovery is 95.8% for silver, 93.7% for lead, and 44.4% for zinc.

Lead Reserves as of December 31, 2024
			Proven			Probable			Proven and Probable
		SSR	Tonnage	Grade	Lead	Tonnage	Grade	Lead	Tonnage	Grade	Lead	Metallurgical
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	Recovery
Chinchillas (OP)(1)(2)	Argentina	100%	844	1.19	22.1	2,319	1.16	59.3	3,163	1.17	81.4	92%
Chinchillas (Stockpile)(2)	Argentina	100%	—	—	—	1,112	1.20	29.3	1,112	1.20	29.3	92%
			844	1.19	22.1	3,431	1.17	88.6	4,275	1.18	110.8
(1)Chinchillas Mineral Reserves are reported at NSR cut off value of $43.37/t which incorporates appropriate metallurgical recoveries and includes silver and zinc attributable metals.
(2)Chinchillas processing recoveries vary based on the feed grade. The average recovery is 95.0% for silver, 91.6% for lead, and 23.8% for zinc.

The following tables summarize the Company’s estimated zinc reserves attributable to SSR Mining’s ownership or economic interest as of December 31, 2025 and December 31, 2024 for each of its production and exploration assets:

Zinc Reserves as of December 31, 2025
			Proven			Probable			Proven and Probable
		SSR	Tonnage	Grade	Zinc	Tonnage	Grade	Zinc	Tonnage	Grade	Zinc	Metallurgical
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	Recovery
Chinchillas (OP)(1)(2)	Argentina	100%	894	0.18	3.5	2,518	0.12	6.7	3,412	0.14	10.2	44%
Chinchillas (Stockpile)(2)	Argentina	100%	—	—	—	1,285	0.24	6.8	1,285	0.24	6.8	44%
			894	0.18	3.5	3,803	0.16	13.5	4,697	0.17	17.0
(1)Chinchillas Mineral Reserves are reported at NSR cut off value of $44.32/t which incorporates appropriate metallurgical recoveries and includes silver and lead attributable metals.
(2)Chinchillas processing recoveries vary based on the feed grade. The average recovery is 95.8% for silver, 93.7% for lead, and 44.4% for zinc.

Zinc Reserves as of December 31, 2024
			Proven			Probable			Proven and Probable
		SSR	Tonnage	Grade	Zinc	Tonnage	Grade	Zinc	Tonnage	Grade	Zinc	Metallurgical
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	Recovery
Chinchillas (OP)(1)(2)	Argentina	100%	844	0.18	3.3	2,319	0.15	7.7	3,163	0.16	11.0	24%
Chinchillas (Stockpile)(2)	Argentina	100%	—	—	—	1,112	0.24	5.8	1,112	0.24	5.8	24%
			844	0.18	3.3	3,431	0.18	13.5	4,275	0.18	16.8
(1)Chinchillas Mineral Reserves are reported at NSR cut off value of $43.37/t which incorporates appropriate metallurgical recoveries and includes silver and lead attributable metals.
(2)Chinchillas processing recoveries vary based on the feed grade. The average recovery is 95.0% for silver, 91.6% for lead, and 23.8% for zinc.

The following tables summarize the Company’s estimated copper reserves attributable to SSR Mining’s ownership as of December 31, 2025 for the following development asset:

Copper Reserves as of December 31, 2025
			Proven			Probable			Proven and Probable
		SSR	Tonnage	Grade	Copper	Tonnage	Grade	Copper	Tonnage	Grade	Copper	Metallurgical
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	Recovery
Hod Maden (UG)(1)	Türkiye	10%	137	1.74	5.3	634	1.22	17.0	771	1.31	22.3	97.0%
			137	1.74	5.3	634	1.22	17.0	771	1.31	22.3
(1)Hod Maden is a development asset. Mineral Reserves are reported based on breakeven NSR cut-off values: Drift and fill of $160/t, Longhole stoping of $82/t, Incremental Stoping of $82/t and Marginal cut-off grade of $57/t. Average mining recovery and dilution applied were 94.0% and 10.0%, respectively. Metallurgical recovery varies with grade and average recovery is 97.0%.
There are no copper reserves as of December 31, 2024. We had previously reported copper reserves at Çöpler, but as the copper was recovered through the heap leach process and the heap leach facility is being decommissioned as a result of the Çöpler Incident, we have removed the copper reserves. See Item 1. Business - Çöpler Incident for more information.

Resource Estimates by Mineral
The following information about Çöpler is historical in nature and is as of February 13, 2024 only. As described in “Item 1. Business - Çöpler Incident”, all operations at Çöpler have ceased following the Çöpler Incident and we are unable to determine at this time when operations at Çöpler will resume, if at all. We have not determined that, if we resume operations at Çöpler, the resource estimates by mineral for Çöpler presented below continues to be accurate or will be accurate at such time as the Company resumes operations at Çöpler. We have begun the process to permanently decommission the heap leach and will cease heap leach processing at Çöpler.
Mineral Resources are presented exclusive of Mineral Reserves. Due to the uncertainty that may be attached to Inferred Mineral Resources, it cannot be assumed that all or any part of an Inferred Mineral Resource will be upgraded to an Indicated or Measured Mineral Resource as a result of continued exploration.
The Mineral Resources presented below as of December 31, 2025 have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) Regulation S-K subpart 1300 rules for Property Disclosures for Mining Registrants (“S-K 1300”), and have been approved by the Qualified Persons. Mineral Resources metal prices used for preparation of the 2025 Resource estimate, which were selected, in each case, by the applicable Qualified Persons for each property, are: $2,000 per gold ounce, $23.00 per silver ounce, $0.95 per lead pound, $1.30 per zinc pound, and $4.00 per copper pound unless otherwise stated. The Mineral Resource metal price assumptions for 2024 report are: $1,750 per gold ounce, $22.00 per silver ounce, $0.95 per lead pound, $1.15 per zinc pound, and $3.95 per copper pound unless otherwise stated. Otherwise, the assumptions set forth in the respective Technical Report Summaries remain current.
The point of reference for Mineral Resources is the point of feed into the processing facility for all projects except for Marigold and CC&V, which is entry into the carbon columns in the processing facility.
Metals shown in the tables below are contained metals in ore mined and processed.
Tonnage is metric kilo tonnes (“kt”), ounces (“oz”) represent troy ounces, grade is grams per metric tonne (“g/t”), copper, lead and zinc grade are percent (“%”), and copper, lead and zinc metal are in million pounds (“Mlbs”).
Figures may vary due to rounding.

The following tables summarize the Company’s estimated gold resources exclusive of Mineral Reserves attributable to SSR Mining’s ownership or economic interest as of December 31, 2025 and December 31, 2024 for each of its production and exploration assets:

Gold Resources as of December 31, 2025
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Tonnage	Grade	Gold
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Çöpler (OP)*(1)(2)(3)(4)(5)(6)	Türkiye	80%	8,605	1.15	319	18,572	1.22	729	27,177	1.20	1,048	18,886	1.61	979
Marigold (OP)(7)(8)(9)	United States	100%	—	—	—	126,629	0.44	1,807	126,629	0.44	1,807	36,903	0.38	453
CC&V (OP)(10)(11)	United States	100%	157,034	0.49	2,456	149,020	0.43	2,078	306,054	0.46	4,534	149,352	0.41	1,963
CC&V (Stockpile)(10)(11)	United States	100%	—	—	—	32,028	0.26	272	32,028	0.26	272	—	—	—
Seabee (UG)(12)	Canada	100%	296	5.31	50	1,402	3.58	162	1,698	3.88	212	1,605	3.94	203
Amisk (OP)(13)	Canada	100%	—	—	—	43,976	0.73	1,028	43,976	0.73	1,028	49,985	0.52	830
Hod Maden (UG)(14)	Türkiye	10%	62	23.45	47	110	5.40	19	172	11.90	66	257	3.40	28
			165,997	0.54	2,872	371,737	0.51	6,095	537,734	0.52	8,967	256,988	0.54	4,456

* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See Item 1. Business - Çöpler Incident.
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
(4)Çöpler ore definitions: oxide grind leach material is defined as material <2.0% total sulfur, and sulfide material is ≥2.0% total sulfur.
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
(6)Çöpler metallurgical recovery for grind leach varies between 53.0-90.0% based on lithology; metallurgical recovery for sulfide varies between 81.0-91.0% based on lithology.
(7)Marigold Mineral Resource estimate includes Marigold Mine and Buffalo Valley.
(8)Marigold Mineral Resource estimate is based on an optimized pit shell at a cut-off grade of 0.069 g/t payable gold (gold assay factored for recovery, royalty, and net proceeds). Buffalo Valley is based on a cut-off grade of 0.10 g/t to 0.32 g/t contained gold based on material types.
(9)Marigold metallurgical recoveries varies with gold grade. Marigold Mine and Buffalo Valley average recovery is 75.5% and 67.1%, respectively.
(10)CC&V Mineral Resource estimate is based on an optimized pit shell. CC&V Mineral Resources are reported at a gold cut-off grade for crush leach of 0.10 g/t gold extractable cyanide soluble (factored for metallurgical recovery) and run for mine leach of 0.069 g/t gold extractable cyanide soluble (factored for metallurgical recovery).
(11)CC&V metallurgical recoveries varies with gold grade, ranging between 24.8-94.9%.
(12)Seabee Mineral Resources are reported based on $2,200/oz gold price. Seabee Mineral Resources includes Santoy 8, Santoy 9, Hanging Wall and Porky West lodes. Seabee Mineral Resources were assessed for reasonable prospects for eventual economic extraction by reporting material that fell within conceptual underground shapes. Seabee Mineral Resources are reported using a cut-off grade of 2.76 g/t for Santoy 8, Santoy 9, and Hanging Wall and 2.92 g/t for Porky West. Metallurgical recoveries vary with gold grade and on average recoveries are 96.1% for Santoy area ore and 96.0% for Porky West ores.
(13)Amisk is an exploration property. Mineral Resources are reported based on $1,750/oz gold price and $22.00/oz silver price. Amisk Mineral Resources are reported using a gold equivalent cut-off grade of 0.30 g/t and includes silver attributable ounces. Average gold recovery is 90.0%. Amisk Mineral Resources are reviewed by internal SSR Mining Qualified Persons, as defined under Regulation S-K 1300.
(14)Hod Maden is a development property. Mineral Resources are based on optimized stope shapes, minimum mining width of 2 meters with no dilution has been considered while optimizing the stope shapes. Mineral Resources are reported based on NSR cut-off value of $99/t. Metallurgical recoveries vary between 82.0-90.0% for gold and 95.0-98.0% for copper based on grade and sulfur.

Gold Resources as of December 31, 2024
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Tonnage	Grade	Gold	Tonnage	Grade	Gold
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Çöpler (OP)*(1)(2)(3)(4)(5)(6)	Türkiye	80%	8,605	1.15	319	18,572	1.22	729	27,177	1.20	1,048	18,886	1.61	979
Marigold (OP)(7)(8)(9)	United States	100%	—	—	—	147,310	0.40	1,910	147,310	0.40	1,910	18,031	0.43	249
Seabee (UG)(10)	Canada	100%	290	6.34	59	2,150	5.10	352	2,441	5.24	412	1,464	4.37	206
Amisk (OP)(11)	Canada	100%	—	—	—	43,976	0.73	1,028	43,976	0.73	1,028	49,985	0.52	830
			8,895	1.32	378	212,008	0.59	4,019	220,904	0.62	4,398	88,366	0.80	2,264
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See Item 1. Business - Çöpler Incident.
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
(4)Çöpler ore definitions: oxide grind leach material is defined as material <2.0% total sulfur, and sulfide material is ≥2.0% total sulfur.
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
(6)Çöpler metallurgical recovery for grind leach varies between 53.0-90.0% based on lithology; metallurgical recovery for sulfide varies between 81.0-91.0% based on lithology.
(7)Marigold Mineral Resource estimate includes Marigold Mine and Buffalo Valley.
(8)Marigold Mineral Resource estimate is based on an optimized pit shell at a cut-off grade of 0.069 g/t payable gold (gold assay factored for recovery, royalty, and net proceeds). Buffalo Valley is based on a cut-off grade of 0.10 g/t to 0.72 g/t contained gold based on material types.
(9)Marigold metallurgical recoveries varies with gold grade. Marigold Mine and Buffalo Valley average recovery is 73.0% and 68.0%, respectively.
(10)Seabee Mineral Resources includes Santoy 8, Santoy 9, Hanging Wall and Porky West lodes. Seabee Mineral Resources were assessed for reasonable prospects for eventual economic extraction by reporting material that fell within conceptual underground shapes. Seabee Mineral Resources are reported using a cut-off grade of 2.85 g/t. Metallurgical recoveries vary with gold grade and on average recoveries are 96.1% for Santoy area ore and 95.0% for Porky West ores.
(11)Amisk is an exploration property. Mineral Resources are reported using a gold equivalent cut-off grade of 0.30 g/t and includes silver attributable ounces. Average gold recovery is 90.0%. Amisk Mineral Resources are reviewed by internal SSR Mining Qualified Persons, as defined under Regulation S-K 1300.

The following tables summarize the Company’s estimated silver resources attributable to SSR Mining’s ownership or economic interest as of December 31, 2025 and December 31, 2024 for each of its production and exploration assets:

Silver Resources as of December 31, 2025
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnage	Grade	Silver	Tonnage	Grade	Silver	Tonnage	Grade	Silver	Tonnage	Grade	Silver
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Çöpler (OP)*(1)(2)(3)(4)(5)(6)	Türkiye	80%	8,605	3.51	971	18,572	3.20	1,908	27,177	3.29	2,879	18,886	4.24	2,573
Chinchillas (OP)(7)(8)	Argentina	100%	438	126.01	1,775	1,007	114.69	3,715	1,445	118.12	5,490	25	96.61	77
Chinchillas (Low Grade Stockpile)	Argentina	100%	—	—	—	478	72.68	1,118	478	72.68	1,118	—	—	—
Pirquitas (UG)(9)	Argentina	100%	—	—	—	1,825	267.27	15,680	1,825	267.27	15,680	3,109	240.83	24,072
Amisk (OP)(10)	Canada	100%	—	—	—	43,976	5.30	7,531	43,976	5.30	7,531	49,985	3.45	5,550
			9,043	9.44	2,746	65,858	14.13	29,952	74,902	13.58	32,698	72,005	13.94	32,272
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See Item 1. Business - Çöpler Incident.
(1)Çöpler Mineral Resources include resources from Çöpler Mine, Greater Cakmaktepe, and Bayramdere.
(2)Çöpler Mineral Resources shown are SSR Mining's ownership share only. SSR Mining owns 80% of both Anagold and Kartaltepe licenses.
(3)Çöpler Mineral Resources were assessed for reasonable prospects for eventual economic extraction by reporting only material that fell within conceptual pit shells. Çöpler Mineral Resources are based on a gold price of $1,750/oz and a silver price of $22.00/oz.
(4)Çöpler oxide definitions: oxide grind leach ore is defined as material <2.0% total sulfur and sulfide material is ≥2.0% total sulfur.
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
(6)Çöpler metallurgical silver recoveries vary between 23.0-91.0% (average 49.7%) for oxide grind leach and 0.0-3.0% for sulfide POX. Average silver recoveries are 8.0%.
(7)Chinchillas Mineral Resource are contained within a pit shell generated using an NSR cut-off value of $39.79/t.
(8)Chinchillas processing recoveries vary based on the feed grade. The average recovery is 95.5% silver, 92.4% lead and 55.4% for zinc.
(9)Pirquitas UG Mineral Resources are contained within underground mining shapes in San Miguel, Potosi, Oploca, and Cortaderas veins based on an NSR cut-off value of $120/t for silver. The cut-off grade includes lead and zinc attributable metal. Metallurgical recoveries vary with grade and on average are 76.8% silver and 54.2% for zinc. There are no Mineral Reserves at Pirquitas.
(10)Amisk is an exploration property. Mineral Resources are reported based on $1,750/oz gold price and $22.00/oz silver price. Amisk Mineral Resources are reported at a cut-off grade that includes gold ounces and is 0.30 g/t gold equivalent. Silver process recovery is 80.0%. Amisk Mineral Resources are reviewed by internal SSR Mining Qualified Persons, as defined under Regulation S-K 1300.

Silver Resources as of December 31, 2024
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnage	Grade	Silver	Tonnage	Grade	Silver	Tonnage	Grade	Silver	Tonnage	Grade	Silver
Deposit	Country	Share	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Çöpler (OP)*(1)(2)(3)(4)(5)(6)	Türkiye	80%	8,605	3.51	971	18,572	3.20	1,908	27,177	3.29	2,879	18,886	4.24	2,573
Chinchillas (OP)(7)(8)	Argentina	100%	922	128.11	3,797	1,880	119.87	7,245	2,802	122.58	11,042	76	119.40	293
Chinchillas (Low grade stockpile)	Argentina	100%	—	—	—	396	71.38	909	396	71.38	909	—	—	—
Pirquitas (UG)(9)	Argentina	100%	1,259	349.90	14,162	1,221	250.40	9,831	2,480	300.91	23,993	1,320	194.90	8,273
Amisk (OP)(10)	Canada	100%	—	—	—	43,976	5.30	7,531	43,976	5.33	7,531	49,985	3.45	5,550
			10,786	54.59	18,930	66,045	12.90	27,424	76,831	18.77	46,354	70,267	7.38	16,689
* Operations at Çöpler are currently suspended and we are unable to determine at this time when operations at Çöpler will resume, if at all. See Item 1. Business - Çöpler Incident.
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
(4)Çöpler oxide definitions: oxide grind leach ore is defined as material <2.0% total sulfur and sulfide material is ≥2.0% total sulfur.
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
(6)Çöpler metallurgical silver recoveries vary between 23.0-91.0% (average 49.7%) for oxide grind leach and 0.0-3.0% for sulfide POX. Average silver recoveries are 8.0%.
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
(10)Amisk is an exploration property. Mineral Resources are reported at a cut-off grade that includes gold ounces and is 0.30 g/t gold equivalent. Silver process recovery is 80.0%. Amisk Mineral Resources are reviewed by internal SSR Mining Qualified Persons, as defined under Regulation S-K 1300.

The following tables summarize the Company’s estimated lead resources attributable to SSR Mining’s ownership or economic interest as of December 31, 2025 and December 31, 2024 for each of its production and exploration assets:

Lead Resources December 31, 2025
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnage	Grade	Lead	Tonnage	Grade	Lead	Tonnage	Grade	Lead	Tonnage	Grade	Lead
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)
Chinchillas (OP)(1)	Argentina	100%	438	1.22	11.8	1,007	0.98	21.9	1,445	1.06	33.7	25	0.76	0.4
Chinchillas (Low grade stockpile)(1)	Argentina	100%	—	—	—	478	0.61	6.4	478	0.61	6.4	—	—	—
			438	1.22	11.8	1,485	0.86	28.3	1,923	0.95	40.1	25	0.76	0.4
(1)Chinchillas Mineral Resource are contained within a pit shell generated using an NSR cut-off value of $39.79/t. The average recovery is 95.5% for silver, 92.4% for lead and 55.4% for zinc.

Lead Resources December 31, 2024
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnage	Grade	Lead	Tonnage	Grade	Lead	Tonnage	Grade	Lead	Tonnage	Grade	Lead
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)
Chinchillas (OP)(1)(2)	Argentina	100%	922	1.12	22.7	1,880	1.01	42.0	2,802	1.05	64.7	76	1.05	1.8
Chinchillas (Low grade stockpile)(2)	Argentina	100%	—	—	—	396	0.56	4.9	396	0.56	4.9	—	—	—
			922	1.12	22.7	2,276	0.94	46.9	3,198	0.99	69.6	76	1.05	1.8
(1)Chinchillas Mineral Resource are contained within a pit shell generated using an NSR cut-off value of $42.33/t.
(2)Chinchillas processing recoveries vary based on the feed grade. The average recovery is 95.0% silver, 91.6% lead and 23.8% for zinc.

The following tables summarize the Company’s estimated zinc resources attributable to SSR Mining’s ownership or economic interest as of December 31, 2025 and December 31, 2024 for each of its production and exploration assets:

Zinc Resources as of December 31, 2025
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnage	Grade	Zinc	Tonnage	Grade	Zinc	Tonnage	Grade	Zinc	Tonnage	Grade	Zinc
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)
Chinchillas (OP)(1)	Argentina	100%	438	0.41	4.0	1,007	0.34	7.6	1,445	0.36	11.6	25	0.17	0.1
Chinchillas (Low Grade Stockpile)(1)	Argentina	100%	—	—	—	478	0.49	5.2	478	0.49	5.2	—	—	—
Pirquitas (UG)(2)	Argentina	100%	—	—	—	1,825	6.19	248.8	1,825	6.19	248.8	3,109	5.66	388.1
			438	0.41	4.0	3,310	3.59	261.6	3,748	3.22	265.6	3,134	5.62	388.2
(1)Chinchillas Mineral Resources are contained within a pit shell generated using a NSR cut off value of $39.79/t. The average recovery is 95.5% for silver, 92.4% for lead and 55.4% for zinc.
(2)Pirquitas UG Mineral Resources are contained within underground mining shapes in San Miguel, Potosi, Oploca, and Cortaderas veins based on an NSR cut-off of $120/t. Metallurgical recoveries vary with grade and on average are 76.8% for silver and 53.7% for zinc. There are no Mineral Reserves at Pirquitas.

Zinc Resources as of December 31, 2024
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnage	Grade	Zinc	Tonnage	Grade	Zinc	Tonnage	Grade	Zinc	Tonnage	Grade	Zinc
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)
Chinchillas (OP)(1)(2)	Argentina	100%	922	0.28	5.7	1,880	0.26	10.8	2,802	0.27	16.5	76	0.04	0.1
Chinchillas (Low grade stockpile)(2)	Argentina	100%	—	—	—	396	0.55	4.8	396	0.55	4.8	—	—	—
Pirquitas (UG)(3)	Argentina	100%	1,259	6.46	179.3	1,221	5.22	140.5	2,480	5.85	319.8	1,320	7.28	211.9
			2,181	3.85	185.0	3,497	2.02	156.1	5,678	2.72	341.1	1,396	6.88	212.0
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

The following tables summarize the Company’s estimated copper resources attributable to SSR Mining’s ownership as of December 31, 2025 for the following development assets:

Copper Resources as of December 31, 2025
			Measured			Indicated			Measured and Indicated			Inferred
		SSR	Tonnage	Grade	Copper	Tonnage	Grade	Copper	Tonnage	Grade	Copper	Tonnage	Grade	Copper
Deposit	Country	Share	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)
Hod Maden (UG)(1)	Türkiye	10%	62	2.30	3.2	110	1.40	3.4	172	1.70	6.5	257	0.50	2.6
			62	2.30	3.2	110	1.40	3.4	172	1.70	6.5	257	0.50	2.6
(1)Hod Maden is a development property. Mineral Resources are based on optimized stope shapes, minimum mining width of 2 meters with no dilution has been considered while optimizing the stope shapes. Mineral Resources are reported based on NSR cut-off value of $99/t. Metallurgical recoveries vary between 82.0-90.0% for gold and 95.0-98.0% for copper based on grade and sulfur.
There are no copper resources as of December 31, 2024. We had previously reported copper resources at Çöpler, but as the copper was recovered through the heap leach process and the heap leach facility is being decommissioned as a result of the Çöpler Incident, we have removed copper resources. See Item 1. Business - Çöpler Incident for more information.

Operating Statistics
The following tables summarize operating statistics related to production of our operations for the year ended December 31, 2025, December 31, 2024 and December 31, 2023. Our operations at Çöpler are currently suspended. See Item 1. Business - Çöpler Incident for more information.

	Year ended December 31, 2025
	Çöpler	Marigold	CC&V	Seabee	Puna
Gold produced (oz)	—	153,535	124,557	54,986	—
Gold sold (oz)	—	154,024	123,510	54,000	—
Silver produced ('000 oz)	—	—	—	—	9,814
Silver sold ('000 oz)	—	—	—	—	9,663
Lead produced ('000 lb)	—	—	—	—	45,881
Lead sold ('000 lb)	—	—	—	—	46,756
Zinc produced ('000 lb)	—	—	—	—	4,120
Zinc sold ('000 lb)	—	—	—	—	3,470

Ore mined (kt)	—	19,321	17,658	326	1,802
Waste removed (kt)	—	79,091	13,265	313	6,406
Total material mined (kt)	—	98,412	30,923	639	8,208

Ore stacked - oxide (kt)	—	19,321	17,829	—	—
Gold grade stacked - oxide (g/t)	—	0.39	0.42	—	—

Ore milled (kt)	—	—	—	331	1,965
Gold mill feed grade (g/t)	—	—	—	5.25	—
Gold recovery (%)	—	—	—	96.4	—
Silver mill feed grade (g/t)	—	—	—	—	161.8
Lead mill feed grade (%)	—	—	—	—	1.14
Zinc mill feed grade (%)	—	—	—	—	0.23
Silver recovery (%)	—	—	—	—	96.0
Lead recovery (%)	—	—	—	—	93.2
Zinc recovery (%)	—	—	—	—	40.9

	Year ended December 31, 2024
	Çöpler	Marigold	Seabee	Puna
Gold produced (oz)	28,206	168,262	78,545	—
Gold sold (oz)	30,382	167,669	81,070	—
Silver produced ('000 oz)	—	—	—	10,500
Silver sold ('000 oz)	—	—	—	9,642
Lead produced ('000 lb)	—	—	—	53,703
Lead sold ('000 lb)	—	—	—	49,631
Zinc produced ('000 lb)	—	—	—	3,641
Zinc sold ('000 lb)	—	—	—	3,121

Ore mined (kt)	266	27,690	365	2,328
Waste removed (kt)	3,571	72,028	265	5,900
Total material mined (kt)	3,837	99,718	630	8,228

Ore stacked - oxide (kt)	184	27,690	—	—
Gold grade stacked - oxide (g/t)	1.17	0.28	—	—

Ore milled (kt)	343	—	366	1,862
Gold mill feed grade (g/t)	2.39	—	6.93	—
Gold recovery (%)	78.9	—	96.4	—
Silver mill feed grade (g/t)	—	—	—	181.0
Lead mill feed grade (%)	—	—	—	1.37
Zinc mill feed grade (%)	—	—	—	0.20
Silver recovery (%)	—	—	—	96.9
Lead recovery (%)	—	—	—	95.6
Zinc recovery (%)	—	—	—	44.2

	Year ended December 31, 2023
	Çöpler	Marigold	Seabee	Puna
Gold produced (oz)	220,999	278,488	90,777	—
Gold sold (oz)	225,599	275,962	83,610	—
Silver produced ('000 oz)	—	—	—	9,688
Silver sold ('000 oz)	—	—	—	9,920
Lead produced ('000 lb)	—	—	—	45,772
Lead sold ('000 lb)	—	—	—	48,640
Zinc produced ('000 lb)	—	—	—	7,127
Zinc sold ('000 lb)	—	—	—	8,166

Ore mined (kt)	4,501	21,846	443	1,926
Waste removed (kt)	25,197	74,800	307	6,240
Total material mined (kt)	29,698	96,646	750	8,166

Ore stacked - oxide (kt)	813	21,846	—	—
Gold grade stacked - oxide (g/t)	1.36	0.45	—	—

Ore milled (kt)	2,733	—	445	1,728
Gold mill feed grade (g/t)	2.56	—	6.62	—
Gold recovery (%)	87.5	—	96.7	—
Silver mill feed grade (g/t)	—	—	—	181.1
Lead mill feed grade (%)	—	—	—	1.27
Zinc mill feed grade (%)	—	—	—	0.34
Silver recovery (%)	—	—	—	96.3
Lead recovery (%)	—	—	—	94.3
Zinc recovery (%)	—	—	—	54.6

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
On March 18, 2024 and March 22, 2024, two related putative securities class actions, Karam Akhras v. SSR Mining Inc., et. al., Case No. 24-cv-00739 and Eric Lindemann v. SSR Mining Inc., et. al., Case No. 24-cv-00808, were filed in the United States District Court for the District of Colorado (collectively, the “U.S. Securities Actions”). The U.S. Securities Actions assert claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against the Company, as well as certain of its current and former members of management (the “Individual Defendants”, and together with the Company, the “Defendants”) and for alleged violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaints allege that certain public statements made by the Defendants were rendered materially false and misleading with respect to, among other things, the adequacy of the Company’s internal controls relating to its safety practices and operational integrity at its Çöpler mining facility in Türkiye. On August 2, 2024, the U.S. Securities Actions were consolidated as Consolidated Civil Action No. 1:24-cv-00739-DDD-SBP (the “Consolidated U.S. Securities Action”) and the court appointed lead counsel and a lead plaintiff for the putative class. On October 15, 2024, the lead plaintiff filed a consolidated amended complaint and defendants filed a motion to dismiss that complaint. On September 30, 2025, the court dismissed the Consolidated U.S. Securities Action, but granted the lead plaintiff leave to amend. The lead plaintiff filed a second consolidated amended complaint on November 5, 2025 and defendants have filed a motion to dismiss that complaint, which is pending before the court.
Additionally, two putative securities class actions, Glenna Padley v. SSR Mining Inc., et. al. (the "Padley Action") and Abdurrazag Mutat v. SSR Mining Inc., et al., (the "Mutat Action") were filed on March 27, 2024 and April 23, 2024, respectively, in the Supreme Court of British Columbia (the “BC Actions”). Two additional putative securities class actions, Chao Liang v. SSR Mining Inc., et. al. (the “Liang Action”) and Michael Jones v. SSR Mining., et. al. (the “Jones Action”), were filed on April 5, 2024 and May 1, 2024, respectively, in the Ontario Superior Court of Justice (the “Ontario Actions” and together with the BC Actions, the “Canadian Securities Actions”). The Canadian Securities Actions assert claims for alleged misrepresentations by the Defendants at common law and in contravention of applicable Provincial securities law disclosure obligations. On August 9, 2024, carriage of the proposed Ontario Actions was granted to the Liang Action. The Jones Action is stayed as of such decision. On April 11, 2025, carriage of the proposed BC Actions was granted to the Padley Action. The Mutat Action is stayed as of such decision.
The Consolidated U.S. Securities Action and Canadian Securities Actions seek unspecified compensatory damages on behalf of the putative class members. The Company, along with the Individual Defendants, are defending themselves against these claims.
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
Market Information
The Company’s common shares are listed under the ticker symbol “SSRM” on the TSX and Nasdaq.

Holders of Common Shares
As of January 31, 2026, there were approximately 1,544 holders of record of the Company’s common shares without par value.
Issuer Purchases of Equity Securities
The Company did not repurchase any of its common shares during the quarter ended December 31, 2025.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the quarter ended December 31, 2025.
Performance Graph
The following performance graph compares the performance of our common shares during the period beginning December 31, 2020 and ending December 31, 2025 to the S&P 500 and the S&P 500 Gold Index. The graph assumes a $100 investment in our common shares and in each of the indexes since the beginning of the period, and a reinvestment of dividends paid on such investments on a quarterly basis throughout the period.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
SSR Mining Inc.	$100.00	$89.16	$80.26	$56.30	$36.41	$114.68
S&P/TSX Global Gold Index	$100.00	$92.57	$88.07	$90.05	$106.82	$259.15
S&P 500 Gold (Sub Ind)	$100.00	$103.56	$78.81	$69.11	$62.15	$166.72

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
Capital Gains and Losses
Subject to the provisions of any relevant tax treaty, capital gains realized by a holder on the disposition or deemed disposition of common shares held as capital property will not be subject to Canadian tax unless the common shares are taxable Canadian property (as defined in the Income Tax Act (Canada)), in which case the capital gains will be subject to Canadian tax at rates which will approximate those payable by a Canadian resident. Common shares generally will not be taxable Canadian property to a holder provided that, at the time of the disposition or deemed disposition, the common shares are listed on a designated stock exchange (which currently includes the Nasdaq) unless at any time within the 60 month period immediately preceding such time (a) any combination of (i) such holder, (ii) persons with whom such holder did not deal at arm’s length or (iii) a partnership in which such holder or any such persons holds a membership interest either directly or indirectly through one or more partnerships, owned 25.0% or more of the issued shares of any class or series of shares of the Company and (b) more than 50% of the fair market value of the common shares was derived directly or indirectly from one or any combination of (i) real or immovable property situated in Canada, (ii) Canadian resource properties, (iii) timber resource properties, and (iv) options in respect of, or interests in, or for civil law rights in, property described in any of paragraphs (i) to (iii), whether or not the property exists. In certain circumstances set out in the Income Tax Act (Canada), the common shares may be deemed to be taxable Canadian property. Under the Canada - U.S. Income Tax Treaty, a holder who is entitled to the benefits of the Canada - U.S. Income Tax Treaty and to whom the common shares are taxable, Canadian property will not be subject to Canadian tax on the disposition or deemed disposition of the common shares unless at the time of disposition or deemed disposition, the value of the common shares is derived principally from real property situated in Canada.
ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of SSR Mining Inc. and its subsidiaries (collectively, the “Company”). The Company uses certain non-generally accepted accounting principles (“non-GAAP”) financial measures in this MD&A; for a description of each of these measures, please see the discussion under “Non-GAAP Financial Measures” in Part II, Item 7. Management’s Discussion and Analysis herein. This item should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in this annual report.
The following MD&A discusses the Company's consolidated financial condition and results of operations for the years ended 2025 and 2024 and year-over-year comparisons between 2025 and 2024. Discussions of the consolidated financial condition and results of operations for the year ended 2023 and year-over-year comparisons between 2024 and 2023 are included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 18, 2025.
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
On February 28, 2025 (“Acquisition Date”), the Company acquired all of the issued and outstanding common shares of Cripple Creek and Victor Gold Mining Company (“CC&V”) from Newmont Corporation for $100.0 million in upfront consideration and up to $175.0 million in cash in additional milestone-based payments payable in connection with the approval to amend the permit application to extend the life of mine and obtaining regulatory relief relating to flow related permitting requirements. See Note 3 of the Consolidated Financial Statements for additional details related to the CC&V acquisition.
On February 13, 2024, the Company suspended all operations at its Çöpler property as a result of the Çöpler Incident. In partnership with the Turkish authorities, the Company is working to remediate the site, which includes a permanent closure of the heap leach pad and a cessation of heap leach processing. We continue to work closely with the relevant authorities to reinstate necessary regulatory approvals and advance the restart of the Çöpler mine. At this time, the Company is not able to estimate or predict when it will resume operations at Çöpler. See Part I. Business – Çöpler Incident for more information.
On May 23, 2024, the Company completed the sale of the San Luis project located in the Ancash department of central Peru to Highlander Silver Corp. (“Highlander Silver”) in exchange for cash of $5.0 million and contingent consideration in the form of cash payments of up to $37.5 million. The fair value of the contingent consideration on the closing date was $2.4 million and is payable in six installments beginning with the commencement of an initial drilling program at the San Luis project and ending on the second anniversary of commercial production. The consideration received does not include certain payments that are contingent upon completion of a feasibility study and commercial production. The Company retained a 4% net smelter return royalty (“NSR”) on the San Luis project, half of which can be repurchased by Highlander Silver for $15.0 million at any time until the commencement of construction.
For further information regarding the acquisitions and divestitures mentioned above, see Note 3 to the Consolidated Financial Statements.
Consolidated Results of Operations
A summary of the Company’s consolidated financial and operating results for the years ended December 31, are presented below (in thousands):

	Year Ended December 31,			Change
	2025	2024	2023	2025 (%)	2024 (%)
Financial Results
Revenue	$1,629,637	$995,618	$1,426,927	63.7%	(30.2)%
Cost of sales (1)	$653,303	$514,032	$804,147	27.1%	(36.1)%
Depreciation, depletion, and amortization	$116,178	$130,192	$214,012	(10.8)%	(39.2)%
General and administrative expenses	$107,823	$62,885	$67,457	71.5%	(6.8)%
Exploration and evaluation	$37,131	$41,804	$50,185	(11.2)%	(16.7)%
Reclamation and remediation costs	$88,924	$296,871	$8,698	(70.0)%	NM
Impairment of long-lived and other assets	$—	$114,599	$361,612	(100.0)%	(68.3)%
Impairment charges of goodwill	$—	$—	$49,786	—%	(100.0)%
Care and maintenance	$151,769	$120,280	$—	26.2%	100.0%
Other operating expense (income), net	$13,067	$37,240	$1,274	(64.9)%	NM
Operating income (loss)	$461,442	$(322,285)	$(130,244)	243.2%	(147.4)%
Interest expense	$(14,575)	$(13,028)	$(16,616)	(11.9)%	21.6%
Other income (expense)	$26,346	$26,270	$50,151	0.3%	(47.6)%
Foreign exchange gain (loss)	$(30,065)	$(9,691)	$(105,699)	(210.2)%	90.8%
Income and mining tax benefit (expense)	$(80,245)	$(33,302)	$82,534	(141.0)%	(140.3)%
Net income (loss)	$362,417	$(352,582)	$(120,225)	202.8%	(193.3)%
Net income (loss) attributable to SSR Mining shareholders	$395,754	$(261,277)	$(98,007)	251.5%	(166.6)%
Basic net income (loss) per share attributable to SSR Mining shareholders	$1.95	$(1.29)	$(0.48)	251.2%	(168.8)%
Diluted net income (loss) per share attributable to SSR Mining shareholders	$1.85	$(1.29)	$(0.48)	243.4%	(168.8)%
Adjusted attributable net income (loss) (2)	$430,468	$57,591	$276,494	647.5%	(79.2)%
Adjusted basic attributable net income (loss) per share (2)	$2.12	$0.28	$1.35	657.1%	(79.3)%
Adjusted diluted attributable net income (loss) per share (2)	$2.01	$0.28	$1.29	617.9%	(78.3)%

Operating Results
Gold produced (oz)	333,078	275,013	590,264	21.1%	(53.4)%
Gold sold (oz)	331,534	279,121	585,171	18.8%	(52.3)%
Silver produced ('000 oz)	9,814	10,500	9,688	(6.5)%	8.4%
Silver sold ('000 oz)	9,663	9,642	9,920	0.2%	(2.8)%
Lead produced ('000 lb) (3)	45,881	53,703	45,772	(14.6)%	17.3%
Lead sold ('000 lb) (3)	46,756	49,631	48,640	(5.8)%	2.0%
Zinc produced ('000 lb) (3)	4,120	3,641	7,127	13.2%	(48.9)%
Zinc sold ('000 lb) (3)	3,470	3,121	8,166	11.2%	(61.8)%

Gold equivalent produced (oz) (4)	447,207	399,267	706,894	12.0%	(43.5)%
Gold equivalent sold (oz) (4)	443,902	393,216	704,594	12.9%	(44.2)%

Average realized gold price ($/oz sold)	$3,524	$2,381	$1,950	48.0%	22.0%
Average realized silver price ($/oz sold)	$42.49	$29.16	$22.82	45.7%	27.8%

Cost of sales per gold equivalent ounce sold (1, 4)	$1,472	$1,307	$1,141	12.6%	14.5%
Cash cost per gold equivalent ounce sold (2, 4)	$1,362	$1,200	$1,083	13.5%	10.8%
AISC per gold equivalent ounce sold (2, 4)	$2,153	$1,878	$1,461	14.6%	28.5%

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

Revenue
Revenue increased by $634.0 million, or 63.7%, to $1,629.6 million for the year ended December 31, 2025, as compared to $995.6 million for the year ended December 31, 2024. The increase was primarily due to a 48.0% increase in average realized gold price, or $379.2 million, a 45.7% increase in realized silver price, or $128.8 million, and an 18.8% increase in gold ounces sold, or $124.8 million. The increase in gold ounces sold was attributable to the acquisition of CC&V, partially offset by fewer gold ounces sold at Marigold and Seabee and the suspension of operations at Çöpler following the Çöpler Incident. For a complete discussion of revenue by segment, refer to the Results of Operations below.
Cost of sales
Cost of sales increased by $139.3 million, or 27.1%, to $653.3 million for the year ended December 31, 2025, as compared to $514.0 million for the year ended December 31, 2024. The increase was primarily due to the acquisition of CC&V and higher cost of sales at Marigold, Seabee, and Puna, partially offset by a decrease in cost of sales at Çöpler due to the suspension of operations following the Çöpler Incident. For a complete discussion of cost of sales by segment, refer to the Results of Operations below.
Depreciation, depletion and amortization
Depreciation, depletion, and amortization (“DD&A”) expense decreased by $14.0 million, or 10.8%, to $116.2 million for the year ended December 31, 2025 as compared to $130.2 million for the year ended December 31, 2024, primarily due to fewer ounces sold at Seabee and the suspension of operations at Çöpler following the Çöpler Incident, partially offset by the acquisition of CC&V.
General and administrative expense
General and administrative expense for the year ended December 31, 2025 was $107.8 million as compared to $62.9 million for the year ended December 31, 2024, an increase of $44.9 million primarily due to a $38.3 million increase in share based compensation expense attributable to higher share prices in 2025 and a $5.2 million increase in employee compensation expense.
Exploration and evaluation costs
Exploration and evaluation costs for the year ended December 31, 2025 were $37.1 million as compared to $41.8 million for the year ended December 31, 2024. Exploration and evaluation costs decreased due to reduced exploration drilling during 2025 as compared to 2024. During 2025, exploration and evaluation costs were primarily related to drilling activities at the Porky mine area at Seabee and Cortaderas at Puna.
Reclamation and remediation costs
Reclamation and remediation costs for the year ended December 31, 2025 were $88.9 million as compared to $296.9 million for the year ended December 31, 2024. For the year ended December 31, 2025, reclamation and remediation costs were primarily due to the Company revising its estimate related to the Çöpler heap leach pad during the second quarter of 2025. The revision in estimate reflects the Company's advancement of engineering designs for the construction of the permanent storage facility and closure studies for the heap leach pad, refer to Note 6 to the Consolidated Financial Statements for further details. For the year ended December 31, 2024, reclamation and remediation costs were primarily related to the Çöpler Incident.
Impairment charges of long-lived and other assets
Impairment charges of long-lived and other assets for the year ended December 31, 2025 were nil as compared to $114.6 million for the year ended December 31, 2024. Impairment of long-lived and other assets for the year ended December 31, 2024 were primarily due to non-cash impairment charges of $114.2 million of heap leach pad inventory and related heap leach facilities resulting from the decommissioning of the heap leach following the Çöpler Incident. Refer to Note 7 to the Consolidated Financial Statements for further details.

Care and maintenance
Care and maintenance costs for the year ended December 31, 2025 were $151.8 million as compared to $120.3 million for the year ended December 31, 2024. Care and maintenance expense incurred during 2025 represents direct costs, excluding costs associated with environmental reclamation and remediation, of $90.7 million and depreciation of $60.0 million due to the suspension of operations at Çöpler in addition to direct costs, excluding costs associated with environmental reclamation and remediation, of $0.2 million and depreciation of $0.8 million during the approximate two week suspension of operations at Seabee during the second quarter of 2025.
Care and maintenance expense incurred during 2024 represents direct costs, excluding costs associated with environmental reclamation and remediation, of $61.6 million and depreciation of $47.1 million due to the ongoing suspension of operations at Çöpler in addition to direct costs, excluding costs associated with environmental reclamation and remediation, of $9.4 million and depreciation of $2.2 million during the suspension of operations at Seabee during the third quarter of 2024 due to forest fires in the vicinity of the mine.
Other operating expenses (income), net
Other operating expenses (income), net for the year ended December 31, 2025 were $13.1 million as compared to $37.2 million for the year ended December 31, 2024. The change is primarily due to the receipt of $44.4 million of insurance proceeds associated with the Çöpler Incident during 2025 and $24.8 million lower contingencies and expenses related to the Çöpler Incident in 2025 as compared to 2024, partially offset by $22.2 million of transaction and integration costs related to CC&V incurred in 2025, a $20.5 million loss resulting from the change in fair value of contingent consideration during 2025, and a $6.0 million change in loss (gain) on the sale and disposal of assets.
Interest expense
Interest expense for the year ended December 31, 2025 was $14.6 million as compared to $13.0 million for the year ended December 31, 2024. The increase was primarily due to higher outstanding related party debt balances during 2025.
Other income (expense)
Other income (expense) for the year ended December 31, 2025 was consistent with the year ended December 31, 2024.
Foreign exchange gain (loss)
Foreign exchange loss for the year ended December 31, 2025 was $30.1 million compared to a loss of $9.7 million for the year ended December 31, 2024. During the year ended December 31, 2025, the change in foreign exchange loss was mainly due to the weakening of the ARS against the USD and its impact on ARS-denominated assets.
Income and mining tax benefit (expense)
Income and mining tax expense for the year ended December 31, 2025 was $80.2 million as compared to a benefit of $33.3 million for the year ended December 31, 2024. The increase in income tax expense was primarily due to higher operating income in 2025, partially offset by lower additions to the valuation allowance.

Results of Operations
Çöpler, Türkiye

	Year Ended December 31,				Change
Operating Data (1)		2025	2024	2023	2025 (%)	2024 (%)
Gold produced (oz)		—	28,206	220,999	(100.0)%	(87.2)%
Gold sold (oz)		—	30,382	225,599	(100.0)%	(86.5)%
Average realized gold price ($/oz sold)		$—	$2,103	$1,945	(100.0)%	8.1%

Ore mined (kt)		—	266	4,501	(100.0)%	(94.1)%
Waste removed (kt)		—	3,571	25,197	(100.0)%	(85.8)%
Total material mined (kt)		—	3,837	29,698	(100.0)%	(87.1)%

Ore milled (kt)		—	343	2,733	(100.0)%	(87.4)%
Gold mill feed grade (g/t)		—	2.39	2.56	(100.0)%	(6.6)%
Gold recovery (%)		—	78.9	87.5	(100.0)%	(9.8)%

Ore stacked (kt)		—	184	813	(100.0)%	(77.4)%
Gold grade stacked (g/t)		—	1.17	1.36	(100.0)%	(14.0)%

Cost of sales (2)		$—	$36,215	$268,628	(100.0)%	(86.5)%
Cost of sales ($/oz gold sold) (2)	$	N/A	$1,192	$1,191	N/A	0.1%
Cash costs ($/oz gold sold) (3)	$	N/A	$1,222	$1,175	N/A	4.0%
AISC ($/oz gold sold) (3)	$	N/A	$3,814	$1,433	N/A	166.2%
(1)Operations at Çöpler were suspended on February 13, 2024 following the Çöpler Incident and have not restarted. As a result, operating data for the year ended December 31, 2025 are null.
(2)Excludes depreciation, depletion, and amortization.
(3)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Çöpler. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Year ended December 31, 2025 compared to the year ended December 31, 2024
Operations were suspended following the Çöpler Incident on February 13, 2024. Care and maintenance expense of $150.8 million was recorded which represents direct costs, excluding costs associated with environmental reclamation and remediation, and depreciation.

Marigold, USA

	Year Ended December 31,			Change
Operating Data	2025	2024	2023	2025 (%)	2024 (%)
Gold produced (oz)	153,535	168,262	278,488	(8.8)%	(39.6)%
Gold sold (oz)	154,024	167,669	275,962	(8.1)%	(39.2)%
Average realized gold price ($/oz sold)	$3,509	$2,438	$1,950	43.9%	25.0%

Ore mined (kt)	19,321	27,690	21,846	(30.2)%	26.8%
Waste removed (kt)	79,091	72,028	74,800	9.8%	(3.7)%
Total material mined (kt)	98,412	99,718	96,646	(1.3)%	3.2%

Ore stacked (kt)	19,321	27,690	21,846	(30.2)%	26.8%
Gold grade stacked (g/t)	0.39	0.28	0.45	39.3%	(37.8)%

Cost of sales (1)	$251,833	$244,312	$289,063	3.1%	(15.5)%
Cost of sales ($/oz gold sold) (1)	$1,635	$1,457	$1,047	12.2%	39.2%
Cash costs ($/oz gold sold) (2)	$1,636	$1,459	$1,049	12.1%	39.1%
AISC ($/oz gold sold) (2)	$1,918	$1,711	$1,349	12.1%	26.8%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Marigold. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Year ended December 31, 2025 compared to the year ended December 31, 2024
Gold production decreased 8.8% due to fewer ore tonnes stacked, partially offset by higher gold grade stacked. Revenue increased by $131.5 million, or 32.2%, of which $165.0 million was due to higher average realized gold price in 2025, partially offset by $33.4 million as a result of fewer gold ounces sold. Cost of sales remained consistent period over period. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 12.2% and 12.1%, respectively, due to higher royalty expense resulting from higher average realized gold prices during 2025 and fewer ounces sold. AISC per ounce of gold sold increased 12.1% due to higher cash costs per ounce of gold sold.

Cripple Creek & Victor, USA

Year Ended December 31,
Operating Data (1)	2025
Gold produced (oz)	124,557
Gold sold (oz)	123,510
Average realized gold price ($/oz sold)	$3,635

Ore mined (kt)	17,658
Waste removed (kt)	13,265
Total material mined (kt)	30,923

Ore stacked (kt)	17,829
Gold grade stacked (g/t)	0.42

Cost of sales (2)	$157,397
Cost of sales ($/oz gold sold) (2)	$1,274
Cash costs ($/oz gold sold) (3)	$1,265
AISC ($/oz gold sold) (3)	$1,555
(1)The operating data presented represents the period from February 28, 2025 to December 31, 2025, the period for which the Company was entitled to the economic benefits of CC&V following the acquisition.
(2)Excludes depreciation, depletion, and amortization.
(3)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at CC&V. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Year ended December 31, 2025 compared to the year ended December 31, 2024
The Company acquired CC&V on February 28, 2025; accordingly, there were no historical results reported for the year ended December 31, 2024. See Note 3 and Note 4 of the Consolidated Financial Statements for additional information related to CC&V and the CC&V acquisition.

Seabee, Canada

	Year Ended December 31,			Change
Operating Data	2025 (1)	2024 (2)	2023	2025 (%)	2024 (%)
Gold produced (oz)	54,986	78,545	90,777	(30.0)%	(13.5)%
Gold sold (oz)	54,000	81,070	83,610	(33.4)%	(3.0)%
Average realized gold price ($/oz sold)	$3,316	$2,362	$1,965	40.4%	20.2%

Ore mined (kt)	326	365	443	(10.7)%	(17.6)%

Ore milled (kt)	331	366	445	(9.6)%	(17.8)%
Gold mill feed grade (g/t)	5.25	6.93	6.62	(24.2)%	4.7%
Gold recovery (%)	96.4	96.4	96.7	—%	(0.3)%

Cost of sales (3)	$82,328	$77,846	$82,898	5.8%	(6.1)%
Cost of sales ($/oz gold sold) (3)	$1,525	$960	$991	58.9%	(3.1)%
Cash costs ($/oz sold) (4)	$1,525	$961	$992	58.7%	(3.1)%
AISC ($/oz sold) (4)	$2,231	$1,515	$1,427	47.3%	6.2%
(1)During the second quarter of 2025, the Company temporarily suspended operations at Seabee for approximately two weeks due to power interruptions caused by forest fires to the north of the mine. Seabee resumed operations on June 13, 2025.
(2)On August 21, 2024, the Company temporarily suspended operations at Seabee due to forest fires in the vicinity of the mine. Mining operations resumed at Seabee on October 11, 2024.
(3)Excludes depreciation, depletion, and amortization.
(4)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Seabee. See "Non-GAAP Financial Measures" for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Year ended December 31, 2025 compared to the year ended December 31, 2024
Gold production decreased 30.0% due to fewer ore tonnes milled and lower mill feed grade. Revenue decreased by $12.6 million, or 6.6%, of which $64.1 million was due to fewer gold ounces sold, partially offset by $51.5 million due to higher average realized gold price. Cost of sales increased by $4.5 million, or 5.8%, primarily due to higher milling and site support costs. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 58.9% and 58.7%, respectively, due to lower mill feed grade and fewer ore tonnes milled as a result of unplanned mill maintenance and the temporary suspension of operations. AISC per ounce of gold sold increased 47.3% primarily due to higher cash cost per ounce of gold sold and sustaining capital expenditures, partially offset by lower care and maintenance costs.

Puna, Argentina

	Year Ended December 31,			Change
Operating Data	2025	2024	2023	2025 (%)	2024 (%)
Silver produced ('000 oz)	9,814	10,500	9,688	(6.5)%	8.4%
Silver sold ('000 oz)	9,663	9,642	9,920	0.2%	(2.8)%
Lead produced ('000 lb)	45,881	53,703	45,772	(14.6)%	17.3%
Lead sold ('000 lb)	46,756	49,631	48,640	(5.8)%	2.0%
Zinc produced ('000 lb)	4,120	3,641	7,127	13.2%	(48.9)%
Zinc sold ('000 lb)	3,470	3,121	8,166	11.2%	(61.8)%
Gold equivalent sold (oz) (1)	112,368	114,095	119,423	(1.5)%	(4.5)%
Average realized silver price ($/oz)	$42.49	$29.16	$22.82	45.7%	27.8%

Ore mined (kt)	1,802	2,328	1,926	(22.6)%	20.9%
Waste removed (kt)	6,406	5,900	6,240	8.6%	(5.4)%
Total material mined (kt)	8,208	8,228	8,166	(0.2)%	0.8%

Ore milled (kt)	1,965	1,862	1,728	5.5%	7.8%
Silver mill feed grade (g/t)	161.80	180.96	181.11	(10.6)%	(0.1)%
Lead mill feed grade (%)	1.14	1.37	1.27	(16.8)%	7.9%
Zinc mill feed grade (%)	0.23	0.20	0.34	15.0%	(41.2)%
Silver recovery (%)	96.0	96.9	96.3	(0.9)%	0.6%
Lead recovery (%)	93.2	95.6	94.3	(2.5)%	1.4%
Zinc recovery (%)	40.9	44.2	54.6	(7.5)%	(19.0)%

Cost of sales (2)	$161,745	$155,659	$163,558	3.9%	(4.8)%
Cost of sales ($/oz silver sold) (2)	$16.74	$16.14	$16.49	3.7%	(2.1)%
Cost of sales ($/oz gold equivalent sold) (1, 2)	$1,439	$1,364	$1,370	5.5%	(0.4)%
Cash costs ($/oz silver sold) (3)	$11.79	$11.64	$12.64	1.3%	(7.9)%
Cash costs ($/oz gold equivalent sold) (1, 3)	$1,014	$984	$1,050	3.0%	(6.3)%
AISC ($/oz silver sold) (3)	$14.24	$15.56	$15.37	(8.5)%	1.2%
AISC ($/oz gold equivalent sold) (1, 3)	$1,225	$1,315	$1,277	(6.8)%	3.0%
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

Year ended December 31, 2025 compared to the year ended December 31, 2024
Silver production decreased 6.5% due to lower mill feed grade, partially offset by higher ore tonnes milled. Revenue increased by $129.0 million, or 39%, of which $128.8 million was a result of higher average realized silver price and $0.6 million was due to lower volume of silver concentrate sold. Cost of sales, cost of sales per ounce of silver sold and cash costs per ounce of silver sold remained consistent period over period. AISC per ounce of silver sold decreased 8.5% due to lower sustaining capital and lease related expenditures and lower reclamation cost accretion and amortization.
Liquidity and Capital Resources
The Company manages its liquidity through planning, budgeting and forecasting processes, which are reviewed and updated on a regular basis, to help determine the funding requirements to support its ongoing operations, expansion and development activities, remediation and care and maintenance expenditures at Çöpler, contingent consideration payments, as well as to support its capital structure strategy. In assessing capital structure, the Company considers shareholders’ equity, the 2019 Notes, and the Second Amended Credit Agreement. The Company may take various actions to maintain or adjust its capital structure, including issuing equity or debt, repaying outstanding indebtedness, divesting non-core assets, or repurchasing shares.

Borrowings under the Second Amended Credit Agreement are subject to the Company’s compliance with certain financial covenants, including interest coverage and net leverage ratios, as well as customary quarterly representations and warranties, which are assessed on a trailing twelve-month basis. As of December 31, 2025, the Company was in compliance with its covenants. The obligations under the Second Amended Credit Agreement are guaranteed by the Company’s material subsidiaries and are secured by certain assets of the Company and its material subsidiaries, including pledges of equity interests in such subsidiaries, but exclude the Çöpler assets and subsidiaries and other Alacer entities.
As of December 31, 2025, the Company had $534.8 million of cash and cash equivalents, and had no outstanding borrowings under the Second Amended Credit Agreement. Each of the Company’s mines operate independently and does not rely on cash flows from, or operational synergies with, other operations. The Company believes that its cash and cash equivalents, available borrowing capacity under the Second Amended Credit Agreement, and anticipated cash flows from operations will be sufficient to sustain the operational needs of the Company for the next twelve months, including the reclamation, remediation, and care and maintenance costs at Çöpler. In connection with acquisition of its initial 10% interest in the Hod Maden project, the Company is expected to make $120.0 million in structured payments tied to the completion of project construction spending milestones and an additional $30 million beginning at the start of construction and ending on the first anniversary of commercial production, which will increase the Company’s ownership interest to 40%. An additional $84.0 million will be payable by the Company upon the delineation of an additional 500,000 gold equivalent ounces of mineral reserves at the Hod Maden project in excess of the project’s current mineral reserves and mineral resources. While the Company will assess its liquidity at the time these payments are made, at this time, the Company expects to fund these payments with cash and cash equivalents, available borrowing capacity under the Second Amended Credit Agreement, and anticipated cash flows from operations. For more information on the Hod Maden project acquisition, see Note 3 to the Consolidated Financial Statements.
See Part 1A. Risk Factors for more information related to the impact on the Company’s cash flows, liquidity and ability to access sources of capital and for a discussion of the risks and uncertainties that may change the Company’s cash and capital resources needs over the next 12 months.

Cash and Cash Equivalents
As of December 31, 2025, the Company had $534.8 million of cash and cash equivalents, an increase of $147.0 million from December 31, 2024. Refer to the Cash Flows section below for additional detail of the Company’s cash flow activities. The Company held $486.2 million of its cash and cash equivalents balance in USD. Additionally, the Company held cash and cash equivalents of $38.6 million, $7.9 million and $2.1 million in ARS, CAD and TRY, respectively.
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
Debt
Credit Agreement
As of December 31, 2025, the Company had no borrowings outstanding on the Second Amended Credit Agreement, $399.5 million of borrowing capacity was available and outstanding letters of credit totaled $0.5 million.
2019 Notes
The 2019 Notes were reclassified from Debt, non-current to Current portion of debt in the Consolidated Financial Statements during the second quarter of 2025 due to the holder right of redemption at par plus accrued and unpaid interest, which is payable on April 1, 2026 following a twenty business day notice period.
For further information on the Company's debt, see Note 19 to the Consolidated Financial Statements.
Cash Dividends
During the years ended December 31, 2025 and 2024, the Company declared no dividends.
Share Repurchase Plan / NCIB
During the year ended December 31, 2025, the Company made no repurchases of its outstanding common shares.
During the year ended December 31, 2024, and prior to the Çöpler Incident, the Company purchased 1,117,100 of its outstanding common shares at an average share price of $8.79 per share for total consideration of $9,824,828. No shares have been repurchased since the Çöpler Incident.
The Company’s working capital as of December 31, 2025, together with future cash flows from operations, are expected to be sufficient to fund planned activities and commitments.

Cash Flows
The following table summarizes the Company’s cash flow activity for the years ended December 31:

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$471,853	$40,130	$421,725
Cash used in investing activities	(339,697)	(143,116)	(339,261)
Cash (used in) provided by financing activities	26,170	6,918	(182,256)
Effect of foreign exchange rate changes on cash and cash equivalents	(11,374)	(8,544)	(96,820)
Increase (decrease) in cash, cash equivalents and restricted cash	146,952	(104,612)	(196,612)
Cash, cash equivalents, and restricted cash, beginning of period	387,882	492,494	689,106
Cash, cash equivalents, and restricted cash, end of period	$534,834	$387,882	$492,494
Cash provided by operating activities
For the year ended December 31, 2025, cash provided by operating activities was $471.9 million compared to $40.1 million for the year ended December 31, 2024. The increase in cash provided by operating activities is primarily due to a $634.0 million increase in revenues attributable to a 48.0% higher average realized gold price, a 45.7% higher average realized silver price, and a 12.9% increase in gold equivalent ounces sold. Additionally, the increase in cash provided by operating activities included a $44.4 million of business interruption insurance proceeds received associated with the Çöpler Incident and a $103.0 million decrease in payments related to reclamation and remediation liabilities.
Cash used in investing activities
For the year ended December 31, 2025, cash used in investing activities was $339.7 million compared to $143.1 million for the year ended December 31, 2024. The increase of $196.6 million in cash used in investing activities is primarily due to $106.0 million used for the acquisition of CC&V, $86.7 million in higher capital expenditures, and $70.3 million in increased purchases of marketable securities. The increases were partially offset by $70.1 million in higher net proceeds from the sale of marketable securities when compared to the year ended December 31, 2024.
Cash (used in) provided by financing activities
For the year ended December 31, 2025, cash provided by financing activities was $26.2 million compared to $6.9 million for the year ended December 31, 2024. The change in cash provided by financing activities was primarily due to an increase of $11.4 million in proceeds from related party debt and a $9.8 million decrease in the purchases and cancellation of common shares in 2025 compared to 2024.

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

The following tables provide a reconciliation of Cost of sales to Cash costs and AISC:

	Year ended December 31, 2025
(in thousands, unless otherwise noted)	Çöpler	Marigold	CC&V (1)	Seabee	Puna	Corporate	Total
Cost of sales (GAAP) (2)	$—	$251,833	$157,397	$82,328	$161,745	$—	$653,303
By-product credits	$—	$(172)	$(1,395)	$(72)	$(45,618)	$—	$(47,257)
Treatment and refining charges	$—	$273	$291	$94	$(2,156)	$—	$(1,498)
Cash costs (non-GAAP)	$—	$251,934	$156,293	$82,350	$113,971	$—	$604,548
Sustaining capital and lease related expenditures	$9,955	$38,758	$23,023	$35,451	$13,897	$—	$121,084
Sustaining exploration and evaluation expense	$—	$1,775	$—	$—	$—	$—	$1,775
Care and maintenance (3)	$90,748	$—	$—	$234	$—	$—	$90,982
Reclamation cost accretion and amortization	$1,771	$2,920	$12,792	$2,443	$9,761	$—	$29,687
General and administrative expense and stock-based compensation expense	$—	$—	$—	$—	$—	$107,823	$107,823
Total AISC (non-GAAP)	$102,474	$295,387	$192,108	$120,478	$137,629	$107,823	$955,899

Gold sold (oz)	—	154,024	123,510	54,000	—	—	331,534
Silver sold (oz)	—	—	—	—	9,662,630	—	9,662,630
Gold equivalent sold (oz) (4)	—	154,024	123,510	54,000	112,368	—	443,902

Cost of sales per gold equivalent ounce sold (2)(4)	N/A	$1,635	$1,274	$1,525	1,439	N/A	$1,472
Cash cost per gold ounce sold	N/A	$1,636	$1,265	$1,525	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	N/A	$11.79	N/A	N/A
Cash cost per gold equivalent ounce sold (4)	N/A	$1,636	$1,265	$1,525	$1,014	N/A	$1,362
AISC per gold ounce sold	N/A	$1,918	$1,555	$2,231	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	N/A	$14.24	N/A	N/A
AISC per gold equivalent ounce sold (4)	N/A	$1,918	$1,555	$2,231	$1,225	N/A	$2,153
(1)The reported AISC amounts reflect results for CC&V from the date of acquisition on February 28, 2025 through December 31, 2025.
(2)Excludes depreciation, depletion, and amortization.
(3)Care and maintenance expense only includes direct costs not associated with environmental reclamation and remediation costs, as depreciation is not included in the calculation of AISC.
(4)Gold equivalent ounces are calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average closing commodity prices for the period. The Company does not include by-products in the gold equivalent ounce calculations. Gold equivalent ounces sold may not re-calculate based on amounts presented in this table due to rounding.

	Year ended December 31, 2024
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP) (1)	$36,215	$244,312	$77,846	$155,659	$—	$514,032
By-product credits	(425)	(113)	(64)	(50,271)	—	(50,873)
Treatment and refining charges	1,322	420	145	6,889	—	8,776
Cash costs (non-GAAP)	37,112	244,619	77,927	112,277	—	471,935
Sustaining capital and lease related expenditures	15,977	37,561	31,808	16,794	—	102,140
Sustaining exploration and evaluation expense	—	1,690	—	—	—	1,690
Care and maintenance (2)	60,813	—	9,376	—	—	70,189
Reclamation cost accretion and amortization	1,965	2,943	3,690	20,938	—	29,536
General and administrative expense and stock-based compensation expense	—	—	—	—	62,885	62,885
Total AISC (non-GAAP)	$115,867	$286,813	$122,801	$150,009	$62,885	$738,375

Gold sold (oz)	30,382	167,669	81,070	—	—	279,121
Silver sold (oz)	—	—	—	9,641,677	—	9,641,677
Gold equivalent sold (oz) (3)	30,382	167,669	81,070	114,095	—	393,216

Cost of sales per gold equivalent ounce sold (1)(3)	$1,192	$1,457	$960	$1,364	N/A	$1,307
Cash cost per gold ounce sold	$1,222	$1,459	$961	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$11.64	N/A	N/A
Cash cost per gold equivalent ounce sold (3)	$1,222	$1,459	$961	$984	N/A	$1,200
AISC per gold ounce sold	$3,814	$1,711	$1,515	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$15.56	N/A	N/A
AISC per gold equivalent ounce sold (3)	$3,814	$1,711	$1,515	$1,315	N/A	$1,878
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

	Year ended December 31, 2023
(in thousands, unless otherwise noted)	Çöpler	Marigold	Seabee	Puna	Corporate	Total
Cost of sales (GAAP)(1)	$268,628	$289,063	$82,898	$163,558	$—	$804,147
By-product credits	$(3,523)	$(154)	$(54)	$(56,773)	$—	$(60,504)
Treatment and refining charges	$—	$666	$101	$18,649	$—	$19,416
Cash costs (non- GAAP)	$265,105	$289,575	$82,945	$125,434	$—	$763,059
Sustaining capital and lease related expenditures	$50,982	$79,151	$32,994	$13,193	$—	$176,320
Sustaining exploration and evaluation expense	$—	$983	$—	$—	$—	$983
Reclamation cost accretion and amortization (2)	$1,709	$2,628	$3,347	$13,598	$—	$21,282
General and administrative expense and stock-based compensation expense	$5,479	$—	$—	$246	$61,721	$67,446
Total AISC (non-GAAP)	$323,275	$372,337	$119,286	$152,471	$61,721	$1,029,090

Gold sold (oz)	225,599	275,962	83,610	—	—	585,171
Silver sold (oz)	—	—	—	9,920,262	—	9,920,262
Gold equivalent sold (oz) (3)	225,599	275,962	83,610	119,423	—	704,594

Cost of sales per gold equivalent ounce sold(1)(3)	$1,191	$1,047	$991	$1,370	N/A	$1,141
Cash cost per gold ounce sold	$1,175	$1,049	$992	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$12.64	N/A	N/A
Cash cost per gold equivalent ounce sold (3)	$1,175	$1,049	$992	$1,050	N/A	$1,083
AISC per gold ounce sold	$1,433	$1,349	$1,427	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$15.37	N/A	N/A
AISC per gold equivalent ounce sold (3)	$1,433	$1,349	$1,427	$1,277	N/A	$1,461
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

Non-GAAP Measure - Adjusted Attributable Net Income
Adjusted attributable net income (loss) and adjusted attributable net income (loss) per share are used by management and investors to measure the Company’s underlying operating performance. The most directly comparable financial measures prepared in accordance with GAAP are Net income (loss) attributable to SSR Mining shareholders and Net income (loss) per share attributable to SSR Mining shareholders. Adjusted attributable net income (loss) is defined as net income (loss) adjusted to exclude the after-tax impact of specific items that are significant, but not reflective of the Company’s underlying operations, including impairment charges and inflationary impacts on tax balances.
The following table provides a reconciliation of Net income (loss) attributable to SSR Mining shareholders to adjusted net income (loss) attributable to SSR Mining shareholders:

	Year Ended December 31,
(in thousands, except per share)	2025	2024	2023
Net income (loss) attributable SSR Mining shareholders (GAAP)	$395,754	$(261,277)	$(98,007)
Interest saving on 2019 Notes, net of tax	4,977	—	—
Net income (loss) used in the calculation of diluted net income per share	$400,731	$(261,277)	$(98,007)

Weighted-average shares used in the calculation of net income (loss) per share
Basic	202,745	202,258	204,714
Diluted	217,026	202,258	204,714

Net income (loss) per share attributable to SSR Mining shareholders (GAAP)
Basic	$1.95	$(1.29)	$(0.48)
Diluted	$1.85	$(1.29)	$(0.48)

Adjustments:
Transaction and integration costs (1)	$22,177	$1,698	$—
Effects of the Çöpler Incident (2)	55,940	320,994	—
Insurance proceeds related to the Çöpler Incident (3)	(35,527)	—	—
Change in fair value of contingent consideration (4)	13,261	—	—
Reclamation costs (5)	—	14,310	—
Impairment charges (6)	—	369	340,734
Devaluation of ARS (7)	—	—	26,074
Changes in fair value of marketable securities	(9,497)	(7,676)	(4,221)
Income tax impact related to above adjustments	(1,041)	1,440	(9,826)
Inflationary impacts on tax balances	(10,599)	(12,267)	(16,907)
Impact of income tax rate change in Türkiye	—	—	37,170
Other tax adjustments (8)	—	—	1,477
Adjusted net income (loss) attributable to SSR Mining shareholders (Non-GAAP)	$430,468	$57,591	$276,494

Adjusted net income (loss) per share attributable to SSR Mining shareholders (Non-GAAP)
Basic	$2.12	$0.28	$1.35
Diluted (9)	$2.01	$0.28	$1.29
(1)For the years ended December 31, 2025 and 2024, represents transaction and integration costs of $22.2 million and $1.7 million, respectively, related to the CC&V transaction.
(2)For the year ended December 31, 2025, the effects of the Çöpler Incident represent (1) reclamation costs of $7.5 million (presented net of pre-tax attributable non-controlling interest of $1.9 million) and remediation costs of $42.8 million (presented net of pre-tax attributable non-controlling interest of $10.7 million) and (2) contingencies and expenses of $5.6 million (presented net of pre-tax attributable non-controlling interest of $1.4 million).

For the year ended December 31, 2024, the effects of the Çöpler Incident represent (1) reclamation costs of $9.0 million (presented net of pre-tax attributable non-controlling interest of $2.2 million) and remediation costs of $209.4 million (presented net of pre-tax attributable non-controlling interest of $52.4 million); (2) impairment charges of $91.4 million related to plans to permanently close the heap leach pad (amount is presented net of pre-tax attributable non-controlling interest of $22.8 million); and (3) contingencies and expenses of $11.3 million (amount is presented net of pre-tax attributable non-controlling interest of $2.8 million).
(3)For the year ended December 31, 2025, represents $35.5 million (presented net of pre-tax attributable non-controlling interest of $8.9 million) of business interruption insurance proceeds received associated with the Çöpler Incident.
(4)Represents non-cash gains or losses recognized in earnings from the remeasurement of acquisition-related contingent consideration. The adjustment reflects a change in the expected timing of settlement associated with the Carlton Tunnel permit modification. See Note 23 to the Consolidated Financial Statements for further information.
(5)Represents revisions in cost estimate assumptions associated with water management and tailings storage facilities at Puna that have no substantive future economic value.
(6)For the year ended December 31, 2024, impairment of long lived and other assets are related to remote equipment damaged due to forest fires near Seabee. For the year ended December 31, 2023, impairment of long lived and other assets represent $279.3 million related to Çöpler mineral properties and exploration and evaluation assets (amount is presented net of pre-tax attributable to non-controlling interest of $69.8 million), $49.8 million related to Seabee goodwill, $9.0 million write-off of capitalized cloud computing arrangement (amount is presented net of pre-tax attributable to non-controlling interest of $0.8 million), and $2.6 million related to supplies inventories. See Note 7 to the Consolidated Financial Statements for further details.
(7)Represents the foreign exchange net loss due to the measures implemented by the Argentine government during the fourth quarter of 2023 which included foreign exchange losses due to the official ARS exchange rate change, foreign exchange gains related to the conversion of a portion of export proceeds at a market exchange rate, and the foreign exchange loss on the utilization of blue chip swaps to convert ARS to USD and manage currency risk. See Currency Risk in Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further details.
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
The following is a reconciliation of Net income (loss) attributable to SSR Mining shareholders to EBITDA and adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net income attributable to SSR Mining shareholders (GAAP)	$395,754	$(261,277)	$(98,007)
Net income (loss) attributable to non-controlling interests	(33,337)	(91,305)	(22,218)
Depreciation, depletion and amortization	116,178	130,192	214,012
Interest expense	14,575	13,028	16,616
Income and mining tax expense (benefit)	80,245	33,302	(82,534)
EBITDA (non-GAAP)	573,415	(176,060)	27,869
Transaction and integration costs (1)	22,177	1,698	—
Effects of the Çöpler Incident (2)	69,925	401,242	—
Insurance proceeds related to the Çöpler Incident	(44,409)	—	—
Change in fair value of contingent consideration (3)	13,261	—	—
Reclamation costs (4)	—	14,310	—
Impairment of long lived and other assets (5)	—	369	411,398
Devaluation of ARS (6)	—	—	26,074
Changes in fair value of marketable securities	(9,497)	(7,676)	(4,221)
Adjusted EBITDA (non-GAAP)	$624,872	$233,883	$461,120
(1)For the years ended December 31, 2025 and 2024, represents transaction and integration costs of $22.2 million and $1.7 million, respectively, related to the CC&V transaction.
(2)For the year ended December 31, 2025, the effects of the Çöpler Incident represent: (1) reclamation costs of $9.4 million and remediation costs of $53.5 million and (2) contingencies and expenses of $7.0 million.

For the year ended December 31, 2024, the effects of the Çöpler Incident represent: (1) reclamation costs of $11.2 million and remediation costs of $261.7 million; (2) impairment charges of $114.2 million related to plans to permanently close the heap leach pad; and (3) contingencies and expenses of $14.1 million.
(3)Represents non-cash gains or losses recognized in earnings from the remeasurement of acquisition-related contingent consideration. The adjustment reflects a change in the expected timing of settlement associated with the Carlton Tunnel permit modification. See Note 23 to the Consolidated Financial Statements for further information.
(4)Represents revisions in cost estimate assumptions associated with water management and tailings storage facilities at Puna that have no substantive future economic value.
(5)For the year ended December 31, 2024, impairment of long lived and other assets are related to remote equipment damaged due to forest fires near Seabee. For the year ended December 31, 2023, impairments of long lived and other assets represent $349.2 million related to Çöpler mineral properties and exploration and evaluation assets, $49.8 million related to Seabee goodwill, $9.8 million write-off of capitalized cloud computing arrangement implementation, and $2.6 million related to supplies inventories.

(6)Represents the foreign exchange net loss due to the measures implemented by the Argentine government during the fourth quarter of 2023 which included foreign exchange losses due to the official ARS exchange rate change, foreign exchange gains related to the conversion of a portion of export proceeds at a market exchange rate, and the foreign exchange loss on the utilization of blue chip swaps to convert ARS to USD and manage currency risk. See Currency Risk in Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further details.
Non-GAAP Measure - Free Cash Flow
The Company uses free cash flow to supplement information in its consolidated financial statements. The most directly comparable financial measures prepared in accordance with GAAP is Cash provided by (used in) operating activities. The Company believes that in addition to conventional measures prepared in accordance with U.S. GAAP, certain investors and analysts use this information to evaluate the ability of the Company to generate cash flow after capital investments and build the Company’s cash resources. The Company calculates free cash flow by deducting cash capital spending from cash generated by operating activities. The Company does not deduct payments made for business acquisitions.
The following table provides a reconciliation of Cash provided by operating activities to free cash flow:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash provided by operating activities (GAAP)	$471,853	$40,130	$421,725
Expenditures on mineral properties, plant and equipment	(230,204)	(143,534)	(223,422)
Free cash flow (non-GAAP)	$241,649	$(103,404)	$198,303
Critical Accounting Estimates
This MD&A is based on the Company's Consolidated Financial Statements, which have been prepared in conformity with U.S. GAAP. The preparation of these statements requires that the Company makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases these estimates on historical experience and on assumptions that the Company considers reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The areas requiring the use of management’s estimates are also discussed in Note 2 – Summary of Significant Accounting Policies of the Consolidated Financial Statements. The policies identified as being critical to the understanding of the business and results of operations and that require the application of significant management judgment are outlined below.
Business combinations
The Company recognizes and measures the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, while transaction and integration costs are expensed as incurred. Any excess of the purchase consideration when compared to the fair value of the net tangible and intangible assets acquired, if any, is recorded as goodwill. Additionally, business combinations may include contingent consideration, which is recorded at fair value. For material acquisitions, the Company engages third-party valuation specialists to assist with the determination of the fair value of assets acquired, liabilities assumed, non-controlling interest, if any, goodwill and contingent consideration, based on recognized business valuation methodologies. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired, liabilities assumed, and non-controlling interest, if any, in a business combination or contingent consideration. These valuation procedures require management to make assumptions and apply significant judgment to estimate the fair value of the assets acquired and liabilities assumed. Estimates of future cash flows are developed using short and long-term metal price assumptions; estimates of costs; resource, reserve and exploration potential estimates, including timing and costs to develop and produce the material; and the use of discount rates in the measurement of fair value.

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
As of December 31, 2025, estimated consolidated recoverable metal in stockpiles were 760.0 thousand ounces of gold and 3.3 million ounces of silver, with a carrying value of $321.4 million, and 549.0 thousand ounces of gold in leach pads, with a carrying value of $644.4 million.
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
As discussed in Note 2 – Summary of Significant Accounting Policies, the Company depreciates its mineral properties and mine development costs using the units-of-production method based on the estimated recoverable ounces in proven and probable reserves. Because the economic assumptions used to estimate mineral reserves may change from period to period and additional geological data is generated during the course of operations, estimates of reserves may change, which could have a significant impact on the results of operations, including changes to prospective depreciation rates and impairments of long-lived asset carrying values. Based on projected gold and silver sales volumes, if estimated gold and silver reserves were 10% lower at December 31, 2025, the Company estimates that annual depreciation, depletion and amortization expense for 2025 would increase by approximately $6.2 million.
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
Reclamation liabilities
The Company recognizes a liability for the fair value of estimated future reclamation costs when incurred. Reclamation liabilities are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of reclamation costs. The estimated reclamation liability is based on when spending for an existing disturbance is expected to occur. The Company’s cost estimates are reflected on a third-party cost basis and comply with the Company’s legal obligation to retire long-lived assets in the period incurred. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation liability at each mine site. As of December 31, 2025, the Company’s reclamation liabilities were $459.1 million.
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

Remediation liabilities
Remediation costs are accrued when it is probable that an obligation has been incurred and the cost can be reasonably estimated. In addition to the remediation costs, estimates may include ongoing care, maintenance, and monitoring costs. As of December 31, 2025, the Company’s remediation liabilities were $172.4 million.
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
The risks associated with the Company's financial instruments, and the policies on how the Company mitigates those risks are set out below. This is not intended to be a comprehensive discussion of all risks. There were no significant changes to the Company's exposures to these risks or the management of its exposures during the year ended December 31, 2025.
Market Risk
This is the risk that the fair values of financial instruments will fluctuate due to changes in market prices. The significant market risks to which the Company is exposed are price risk, currency risk and interest rate risk.
Price Risk
The Company sells concentrates produced from its Puna operation on a provisional basis. Provisional concentrate sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The embedded derivative is marked to market through earnings each period prior to final settlement. The Company's concentrate metal sales agreements are subject to pricing terms that settle within one to four months after delivery of concentrate. This adjustment period represents the Company's exposure to commodity price risk on its trade receivables. A 10% increase or decrease in the silver price as of December 31, 2025, with all other variables held constant, would have resulted in a $16.9 million increase or decrease to the Company's after-tax net income, respectively.
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
As previously disclosed, the Central Bank of Argentina has continued to maintain certain capital and currency controls that generally restrict the Company’s ability to access USD in Argentina and remit earnings from its Argentine operations. Argentina’s foreign exchange regulations continue to require that proceeds from the export of goods and services be transferred into the Argentine financial system and converted into ARS through the official foreign exchange market within the timeframes established by the Central Bank of the Republic of Argentina. Although initially introduced in 2019 and intended as temporary measures, these provisions remain in effect as of December 31, 2025. During the fourth quarter of 2023, the Argentine government implemented a series of measures to address the current economic situation, which included increasing the exchange rate for ARS more than 50.0% following the December 2023 presidential elections. Since that time, Argentina’s foreign exchange regime has continued to evolve, and in 2025 the government implemented reforms transitioning to a managed floating exchange rate system and modifying prior requirements related to the settlement of export proceeds.

Despite these changes, the Argentine peso remains subject to significant volatility and uncertainty, and foreign exchange regulations may continue to change with limited notice. The Company may utilize indirect foreign exchange mechanisms, including blue-chip swaps, to manage exposure to the Argentine peso and facilitate the conversion of Argentine-sourced cash flows to USD. These mechanisms are subject to market availability, regulatory constraints, pricing inefficiencies, and counterparty risk, and may result in losses that could be significant. Accordingly, such strategies may not fully mitigate the Company’s exposure to adverse movements in the Argentine peso or future changes in foreign exchange regulations.
At December 31, 2025 and 2024, the Company was primarily exposed to currency risk through the following financial assets and liabilities denominated in foreign currencies:

	December 31, 2025
(in thousands)	TRY	CAD	ARS
Financial assets
Cash and cash equivalents	$2,091	$7,883	$38,649
Marketable securities	—	1,381	33,454
Accounts receivable and other financial assets (1)	4,005	708	23,708
Financial liabilities
Trade and other payables	(29,215)	(8,694)	(5,700)
Lease liabilities (1)	(82,204)	(792)	—
	$(105,323)	$486	$90,111

	December 31, 2024
(in thousands)	TRY	CAD	ARS
Financial assets
Cash and cash equivalents	$2,427	$8,975	$26,948
Marketable securities	—	643	30,218
Accounts receivable and other financial assets (1)	2,793	511	19,211
Financial liabilities
Trade and other payables	(16,532)	(14,034)	(7,522)
Lease liabilities (1)	(86,686)	(803)	—
	$(97,998)	$(4,708)	$68,855
(1)Includes current and non-current portion.
The Company assessed the impact of a 10% change in the USD exchange rate relative to the TRY, CAD, and ARS as of December 31, 2025, on the Company's net income based on the above net financial assets and liabilities. As of December 31, 2025, depreciation of the TRY, CAD, and ARS against the USD would have resulted in an increase (decrease) to the Company's total net income as follows:

(in thousands)	Year ended December 31, 2025
TRY	$223
CAD	$(32)
ARS	$(6)

Interest Rate Risk
Interest rate risk is the risk that the fair values or future cash flows of the Company's financial instruments will fluctuate because of changes in market interest rates. The Company manages interest rate risk by maintaining an investment policy for short-term investments and cash held in banks, which focuses on preservation of capital and liquidity. As of December 31, 2025, the Company is exposed to interest rate cash flow risk arising from its cash in bank accounts that earn variable interest rates, and interest expense on variable rate borrowings. The Company's variable rate borrowings are the revolving credit facility, Second Amended Credit Agreement, which is subject to a variable interest rate of SOFR plus applicable margin varying based on the Company’s consolidated leverage ratio and amounts drawn on the credit facility ranging from 2.00% to 2.75%. The Second Amended Credit Agreement is undrawn at December 31, 2025.
Future net cash flows from interest income on cash, restricted cash, and interest expense on variable rate borrowings will be affected by interest rate fluctuations. To mitigate exposures to interest rate risk, the Company may purchase short-term investments at market interest rates that result in fixed yields to maturity.
As of December 31, 2025 and 2024, the weighted average interest rate earned on the Company's cash and cash equivalents was 3.57% and 4.36%, respectively. With other variables unchanged, a 1.0% change in the annualized interest rate would impact the Company's after-tax net income by $2.6 million and $2.9 million for the years ended December 31, 2025 and December 31, 2024, respectively.
Credit risk
Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations under the terms of the financial contract. The Company's maximum exposure to credit risk as of December 31, 2025 and 2024 was as follows (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$534,834	$387,882
Trade receivables	75,588	78,621
Value added tax receivable	15,735	24,191
Restricted cash	—	1
Other current and non-current financial assets	29,953	28,545
	$656,110	$519,240
As of December 31, 2025, no amounts were held as collateral except those discussed above related to other financial assets.
In addition, the Company uses surety bonds to support certain environmental bonding obligations. As of December 31, 2025 and 2024, the Company had surety bonds totaling $500.1 million and $153.0 million, respectively, outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of SSR Mining Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of SSR Mining Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of changes of equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of Cripple Creek and Victor Gold Mine (“CC&V”) from its assessment of the Company’s internal control over financial reporting as of December 31, 2025 because it was acquired by the Company in a purchase business combination during 2025. Subsequent to the acquisition, certain elements of CC&V’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. We have also excluded these elements of the internal control over financial reporting of CC&V from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over approximately 2.0% of consolidated assets and 0.0% of the consolidated revenues.

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
Acquisition of Cripple Creek and Victor Gold Mine – Valuation of Inventories, Mineral Properties, and Reclamation Liabilities
As described in Note 3 to the consolidated financial statements, on February 28, 2025, the Company acquired CC&V from Newmont Corporation for $100 million in upfront consideration and up to $175 million in additional milestone-based payments. The acquisition included the recognition of $190 million of inventories, $325 million of mineral properties, plant and equipment, of which a majority relates to mineral properties, and $221 million of reclamation liabilities. The acquisition of CC&V was accounted for as a business combination, which requires the measurement of assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The fair value estimates were based on income, market and cost valuation methods. The fair value of the (a) inventories were based on a net realizable value approach, and the assumptions include future estimated gold prices, forecasted costs to complete, and discount rate; (b) mineral properties were estimated using a market approach, and the assumptions include metal price, reserve cut-off grade, operating and capital costs, and market multiples; and (c) reclamation liabilities were based on the expected amounts and timing of cash flows of closure activities and discounted to present value, and assumptions include costs and timing of key closure activities based on the life of mine plans, an inflation rate, and credit-adjusted risk-free rates. The reserve cut-off grade assumption was developed by mining engineer specialists.
The principal considerations for our determination that performing procedures relating to the valuation of the inventories and mineral properties acquired and the reclamation liabilities assumed in the acquisition of CC&V is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialist related to the reserve cut-off grade assumption for mineral properties, when developing the fair value estimate of inventories, mineral properties, and reclamation liabilities; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) future estimated gold prices, forecasted costs to complete, and discount rate for inventories, (b) reserve cut-off grade and market multiples for mineral properties, and (c) costs and timing of key closure activities based on the life of mine plans, inflation rate, and credit-adjusted risk free rates for reclamation liabilities (collectively referred to as “management’s significant assumptions for the assets acquired and liabilities assumed”); and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the inventories and mineral properties acquired and the reclamation liabilities assumed. The procedures performed also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of inventories, mineral properties and reclamation liabilities; (iii) evaluating the appropriateness of the valuation approaches used by management, related to the net realizable value approach for inventories, market approach for mineral properties, and discounted cash flow method for reclamation liabilities (collectively, the “valuation approaches”); (iv) testing the completeness and accuracy of underlying data used in the valuation approaches; and (v) evaluating the reasonableness of management’s significant assumptions for the assets acquired and liabilities assumed. Evaluating management’s assumptions related to future estimated gold prices and forecasted costs to complete for inventories and inflation rate for reclamation liabilities involved evaluating whether these assumptions were reasonable considering (i) the past and anticipated performance of the Company and CC&V based on observable market data and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the valuation approaches and (ii) the reasonableness of the assumptions related to discount rate for inventories, reserve cut-off grade and market multiples for mineral properties, and costs and timing of key closure activities based on the life of mine plans and the credit-adjusted risk free rates for reclamation liabilities. The work of management’s specialist was used in performing certain procedures to evaluate the reasonableness of the reserve cut-off grade assumption used in the valuation of mineral properties. As a basis for using this work, the specialist’s qualifications were understood and the Company’s relationship with the specialist was assessed. The procedures performed also included evaluation of the methods and assumptions used by the specialists, tests of the completeness and accuracy of certain data used by the specialist, and an evaluation of the specialist’s findings.
/s/ PricewaterhouseCoopers LLP
Denver, Colorado
February 17, 2026
We have served as the Company's auditor since 2024.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of SSR Mining Inc.
Opinion on the Financial Statements
We have audited the consolidated statements of operations, of changes in equity and of cash flows of SSR Mining Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Chartered Professional Accountants
Vancouver, Canada
February 27, 2024
We served as the Company’s auditor from 1989 to 2024.

SSR Mining Inc.
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Revenue	$1,629,637	$995,618	$1,426,927
Operating costs and expenses:
Cost of sales (1)	653,303	514,032	804,147
Depreciation, depletion, and amortization	116,178	130,192	214,012
General and administrative expense	107,823	62,885	67,457
Exploration and evaluation	37,131	41,804	50,185
Reclamation and remediation costs	88,924	296,871	8,698
Impairment charges of long-lived and other assets	—	114,599	361,612
Impairment charges of goodwill	—	—	49,786
Care and maintenance	151,769	120,280	—
Other operating expense (income), net	13,067	37,240	1,274
Operating income (loss)	461,442	(322,285)	(130,244)
Other income (expense):
Interest expense	(14,575)	(13,028)	(16,616)
Other income (expense)	26,346	26,270	50,151
Foreign exchange gain (loss)	(30,065)	(9,691)	(105,699)
Total other income (expense)	(18,294)	3,551	(72,164)
Income (loss) before income and mining taxes	443,148	(318,734)	(202,408)
Income and mining tax benefit (expense)	(80,245)	(33,302)	82,534
Equity income (loss) of affiliates	(486)	(546)	(351)
Net income (loss)	362,417	(352,582)	(120,225)
Net (income) loss attributable to non-controlling interest	33,337	91,305	22,218
Net income (loss) attributable to SSR Mining shareholders	$395,754	$(261,277)	$(98,007)

Weighted average common shares
Basic	202,745	202,258	204,714
Diluted	217,026	202,258	204,714

Net income (loss) per share attributable to SSR Mining shareholders
Basic	$1.95	$(1.29)	$(0.48)
Diluted	$1.85	$(1.29)	$(0.48)
(1)    Excludes depreciation, depletion, and amortization.
The accompanying notes are an integral part of the Consolidated Financial Statements.

SSR Mining Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$362,417	$(352,582)	$(120,225)
Adjustments for:
Depreciation, depletion, and amortization	116,178	130,192	214,012
Reclamation and remediation costs	88,924	296,871	8,698
Payments for reclamation and remediation costs	(26,267)	(129,253)	(1,466)
Deferred income taxes	(45,861)	(21,870)	(134,843)
Stock-based compensation	44,561	4,724	5,170
Change in fair value of marketable securities	(9,497)	(7,676)	(4,221)
Non-cash fair value adjustment on acquired inventories	—	2,830	18,272
Write-down of inventory	2,688	501	12,595
Loss (gain) on sale and disposal of assets, net	2,131	(3,245)	1,369
Impairment charges of long-lived and other assets	—	114,599	361,612
Impairment charges of goodwill	—	—	49,786
Change in fair value of deferred and contingent consideration	18,953	(2,792)	3,731
Other taxes	4,267	7,639	—
Loss (gain) on foreign exchange	16,261	17,454	138,555
Non-cash care and maintenance	60,788	49,286	—
Other operating activities	8,968	5,717	1,361
Net change in operating assets and liabilities	(172,658)	(72,265)	(132,681)
Net cash provided by operating activities	471,853	40,130	421,725

Investing activities
Additions to mineral properties, plant and equipment	(230,204)	(143,534)	(223,422)
Acquisitions, net (1)	(105,960)	—	(119,925)
Purchases of marketable securities	(101,581)	(31,302)	(15,497)
Proceeds from sales of marketable securities	97,392	27,321	19,666
Proceeds from sale of mineral properties, plant and equipment	—	4,853	—
Other investing activities	656	(454)	(83)
Net cash provided by (used in) investing activities	(339,697)	(143,116)	(339,261)

SSR Mining Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Financing activities
Repayment of debt, principal	$—	$(920)	$(71,153)
Proceeds from the issuance of debt, related party	33,630	22,244	6,544
Repurchase of common shares	—	(9,825)	(56,315)
Principal payments on finance leases	(4,936)	(4,581)	(3,870)
Dividends paid	—	—	(57,670)
Other financing activities	(2,524)	—	208
Net cash provided by (used in) financing activities	26,170	6,918	(182,256)
Effect of foreign exchange rate changes on cash and cash equivalents	(11,374)	(8,544)	(96,820)
Net increase (decrease) in cash, cash equivalents, and restricted cash	146,952	(104,612)	(196,612)
Cash, cash equivalents, and restricted cash, beginning of year	387,882	492,494	689,106
Cash, cash equivalents, and restricted cash, end of year	$534,834	$387,882	$492,494

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$534,834	$387,882	$492,393
Restricted cash (2)	—	—	101
Total cash, cash equivalents, and restricted cash	$534,834	$387,882	$492,494
(1)    Acquisitions, net for the year ended December 31, 2025 is comprised of $106.0 million of cash paid in the acquisition of CC&V. Acquisitions, net for the year ended December 31, 2023 is comprised of $120.0 million of cash paid in the acquisition of the Hod Maden, net of approximately $0.1 million of cash and cash equivalents acquired.
(2)    For the year ended December 31, 2023, in connection to the repayment and termination of the Term Loan, $0.1 million of restricted cash was released.
The accompanying notes are an integral part of the Consolidated Financial Statements.

SSR Mining Inc.
Consolidated Balance Sheets
(in thousands)

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$534,834	$387,882
Marketable securities	40,779	29,465
Trade and other receivables	136,721	124,438
Inventories	516,321	464,074
Prepaids and other current assets	34,917	23,175
Prepaids, related party	23,549	—
Total current assets	1,287,121	1,029,034

Mineral properties, plant and equipment, net	4,133,254	3,782,867
Inventories	603,842	291,212
Deferred income tax assets	4,857	7,602
Other non-current assets	64,824	78,305
Total assets (1)	$6,093,898	$5,189,020

LIABILITIES
Accounts payable	$40,854	$30,538
Accrued liabilities and other	209,288	139,381
Reclamation and remediation liabilities	34,193	33,166
Finance lease liabilities	6,757	4,792
Current portion of debt	229,640	—
Current portion of debt, related party	11,000	11,000
Contingent consideration liabilities	86,625	—
Total current liabilities	618,357	218,877

Debt	—	228,572
Debt, related party	51,419	17,789
Finance lease liabilities	76,344	81,373
Reclamation and remediation liabilities	597,290	312,671
Deferred income tax liabilities	287,489	327,277
Contingent consideration liabilities	106,356	29,642
Other non-current liabilities	42,389	25,958
Total liabilities (1)	1,779,644	1,242,159

EQUITY
Common shares – unlimited authorized common shares with no par value; 203,001 and 202,369 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	2,998,654	2,993,678
Retained earnings	509,119	113,365
SSR Mining’s shareholders’ equity	3,507,773	3,107,043
Non-controlling interest	806,481	839,818
Total equity	4,314,254	3,946,861
Total liabilities and equity	$6,093,898	$5,189,020

SSR Mining Inc.
Consolidated Balance Sheets
(in thousands)
(1) The consolidated assets as of December 31, 2025 and December 31, 2024 include $3,467.5 million and $3,426.1 million, respectively, of assets of variable interest entities (“VIEs”) that can only be used to settle the obligations of the VIEs. As of December 31, 2025 and December 31, 2024, the assets include Cash and cash equivalents of $15.4 million and $17.5 million, respectively; Trade and other receivables of $3.0 million and $2.6 million, respectively; Inventories, current of $27.5 million and $59.2 million, respectively; Prepaids and other current assets of $12.4 million and $3.7 million, respectively; Prepaids, related party of $23.5 million and nil, respectively; Mineral properties, plant and equipment, net of $3,105.9 million and $3,089.5 million, respectively; Inventories, non-current of $274.9 million and $246.5 million, respectively; and Other non-current assets of $4.9 million and $7.2 million, respectively. The consolidated liabilities as of December 31, 2025 and December 31, 2024 include $570.3 million and $538.4 million, respectively, of liabilities of VIEs whose creditors have no recourse to the Company. As of December 31, 2025 and December 31, 2024, the liabilities include Accounts payable of $15.3 million and $8.5 million, respectively; Accrued liabilities and other of $29.8 million and $23.5 million, respectively; Reclamation and remediation liabilities, current of $25.4 million and $33.1 million, respectively; Finance lease liabilities, non-current of $76.3 million and $81.4 million, respectively; Reclamation and remediation liabilities, non-current of $207.1 million and $155.0 million, respectively; Deferred income tax liabilities of $162.4 million and $197.7 million, respectively; and Other non-current liabilities of $54.0 million and $39.4 million, respectively.
The accompanying notes are an integral part of the Consolidated Financial Statements.

SSR Mining Inc.
Consolidated Statement of Changes of Equity
(in thousands)

	Common shares
	Number of shares	Amount	Retained earnings (Accumulated Deficit)	Total equity attributable to SSR Mining shareholders	Non-controlling interest	Total equity
Balance as of January 1, 2023	206,653	$3,057,920	$521,817	$3,579,737	$546,462	$4,126,199
Repurchase of common shares	(3,967)	(58,240)	1,925	(56,315)	—	(56,315)
Exercise of stock options	17	216	—	216	—	216
Settlement of restricted share units (RSUs)	249	—	—	—	—	—
Equity-settled share-based compensation	—	5,119	—	5,119	—	5,119
Dividends paid to SSR Mining shareholders	—	—	(57,670)	(57,670)	—	(57,670)
Acquisition of non-controlling interest	—	—	—	—	404,878	404,878
Contributions from non-controlling interest	—	—	—	—	2,001	2,001
Net income (loss)	—	—	(98,007)	(98,007)	(22,218)	(120,225)
Balance as of December 31, 2023	202,952	$3,005,015	$368,065	$3,373,080	$931,123	$4,304,203
Repurchase of common shares	(1,117)	(16,402)	6,577	(9,825)	—	(9,825)
Settlement of RSUs	534	—	—	—	—	—
Equity-settled share-based compensation	—	5,065	—	5,065	—	5,065
Net income (loss)	—	—	(261,277)	(261,277)	(91,305)	(352,582)
Balance as of December 31, 2024	202,369	$2,993,678	$113,365	$3,107,043	$839,818	$3,946,861
Settlement of RSUs	632	(2,524)	—	(2,524)	—	(2,524)
Equity-settled share-based compensation	—	7,500	—	7,500	—	7,500
Net income (loss)	—	—	395,754	395,754	(33,337)	362,417
Balance as of December 31, 2025	203,001	$2,998,654	$509,119	$3,507,773	$806,481	$4,314,254
The accompanying notes are an integral part of the Consolidated Financial Statements.

SSR Mining Inc.
Notes to Consolidated Financial Statements

1. THE COMPANY
SSR Mining Inc. and its subsidiaries (collectively, “SSR Mining” or the “Company”) is a precious metals mining company with operations located in the United States, Türkiye, Canada and Argentina. SSR Mining is incorporated under the laws of the Province of British Columbia, Canada. The Company is principally engaged in the operation, acquisition, exploration and development of precious metal resource properties located in the Americas and Türkiye. The Company produces gold doré as well as copper, silver, lead and zinc concentrates. The Company’s properties include Çöpler Gold Mine (“Çöpler”) in Erzincan, Türkiye, Marigold Mine (“Marigold”) in Nevada, USA, Cripple Creek & Victor Gold Mine (“CC&V”) in Colorado, USA, Seabee Gold Operation (“Seabee”) in Saskatchewan, Canada, and Puna Operations (“Puna”) in Jujuy, Argentina. The Company also has exploration and development projects that it seeks to advance, as market and project conditions permit.
During the second quarter of 2025, the Company temporarily suspended operations at Seabee for approximately two weeks due to power interruptions caused by forest fires to the north of the mine. The Company resumed operations on June 13, 2025 with no damage to the Company's property.
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
The Company's business may be impacted by adverse macroeconomic and geopolitical conditions. These conditions include inflation, interest rate and foreign currency fluctuations and slowdown of economic activity around the world. The Company maintains its cash and cash equivalents primarily in United States dollars (“USD”). Any fluctuation in the exchange rate of the Turkish Lira (“TRY”), Canadian Dollar (“CAD”), Argentina Peso (“ARS”), or the currency of any other country in which the Company operates, against the USD will result in a loss on the Company’s books to the extent the Company holds funds or net monetary or non-monetary assets denominated in those currencies, and any fluctuations of currency prices generally may result in volatility. Certain of the Company's operations are located in countries that have in the past and are currently experiencing high rates of inflation. It is possible that in the future, high inflation in the countries in which we operate may result in an increase in operational costs in local currencies (without a concurrent devaluation of the local currency of operations against the dollar or an increase in the dollar price of gold, silver, copper, zinc or lead). Maintaining operating costs in currencies subject to significant inflation could expose us to risks relating to devaluation and high domestic inflation.
The Company's business may also be impacted by physical risks that can impact each of its properties and the areas and regions surrounding each of its properties, such as those experienced in connection with the Çöpler Incident.

SSR Mining Inc.
Notes to Consolidated Financial Statements

Use of estimates
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the Company's Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management’s estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production depreciation; reclamation and remediation liabilities; valuation of assets acquired and liabilities assumed in business combinations, contingent consideration, asset acquisitions or on the initial consolidation of variable interest entities (“VIEs”); estimates of fair value for certain reporting units and asset impairments (including impairments of long-lived assets and goodwill); estimates of recoverable metal in stockpiled ore and leach pad inventories; estimates of the net realizable value of inventory; and estimates of deferred tax assets and liabilities. The Company has based its estimates on historical experience and various other assumptions that it believes to be reasonable. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions. Changes in facts and circumstances may alter such estimates and affect the results of operations and financial position in future periods.
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
The Company consolidates three entities for which it is the primary beneficiary. When assessing the determination of the primary beneficiary, the Company considers all relevant facts and circumstances, including the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. Through this evaluation, we determined that Anagold Madencilik Sanayi ve Ticaret Anonim Şirketi ("Anagold"), Kartaltepe Madencilik Sanayi ve Ticaret Anonim Şirketi ("Kartaltepe") and Artmin Madencilik Sanayi ve Ticaret Anonim Şirket ("Artmin") are VIEs and the Company is the primary beneficiary of the VIEs, primarily due to the Company absorbing significant economics and having the power to direct the operating activities, which are considered the most significant activities. Anagold and Kartaltepe are VIEs in which the Company has more than a 50.0% equity ownership. Artmin is a VIE in which the Company has less than a 50.0% equity ownership. Assets of the VIEs can only be used to settle the obligations of the VIEs and liabilities of VIEs creditors have no recourse to the Company.
Operating segments
The Company has five reportable segments for financial reporting purposes: Çöpler, Marigold, CC&V, Seabee, and Puna, which represent the Company's five operating mine sites. The exploration, evaluation and development properties are managed by the nearest or adjacent reportable segment except for greenfield standalone prospects, which are included in Corporate and other in Note 4.

SSR Mining Inc.
Notes to Consolidated Financial Statements

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
If the business combination includes contingent consideration, the Company records the contingent consideration at fair value at the acquisition date. Changes in fair value of contingent consideration resulting from events after the acquisition date are recognized as follows: (1) if the contingent consideration is classified as a liability, the changes in fair value and accretion costs are recognized in earnings, or (2) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity. The increases or decreases in the fair value of contingent consideration can result from a change in the timing of the contingent event and changes in assumed discount periods and rates.
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
Blue Chip Swaps
The Company enters into transactions where the Company buys U.S. dollar denominated securities in Argentina using Argentine pesos, and subsequently sells the securities for U.S. dollars, in Argentina (“Blue Chip Swap transactions”). On the settlement of our Blue Chip Swap transactions, a gain or loss on is recognized on the realized fair value change in the marketable securities.
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
Mineral properties are capitalized at fair value at the acquisition date. Mineral properties may include mineral reserves, mineral resources and exploration potential. Mineral reserves represent the estimate of ore that can be economically and legally extracted from the Company's mining properties. Production stage mineral properties are operating properties that contain proven and probable reserves and are amortized using the units-of-production method based on the estimated recoverable or contained ounces or pounds in proven and probable reserves. Development stage mineral properties are those under development that contain proven and probable reserves. Exploration stage mineral properties are those that potentially contain mineral resources, consisting of (i) areas adjacent to existing mineral resources and mineralization located within the immediate mine area; (ii) areas outside of immediate mine areas that are not part of mineral resources; and (iii) greenfield exploration potential that is not associated with any other production, development, or exploration stage property. Mineral properties in the exploration and development stage are not amortized until the property is converted to the production stage. Mineral exploration costs, including costs associated with prospecting, sampling, mapping, diamond drilling and other work involved in searching for mineral resources are charged to Exploration and evaluation costs as incurred.

SSR Mining Inc.
Notes to Consolidated Financial Statements

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
Mine development costs are amortized using the units-of-production method based on estimated recoverable or contained ounces or pounds in proven and probable reserves. To the extent that these costs benefit an entire ore body, they are amortized over the estimated life of the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific ore block or area.
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
Cash-settled stock-based compensation arrangements; including Deferred Share Units (“DSUs”), DSU Replacement Units, Performance Stock Units (“PSUs”), and Incentive Stock Units ("ISUs") are remeasured at fair value at the end of each reporting period and at the date of settlement, with any changes in fair value recognized in profit or loss for the period.
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

SSR Mining Inc.
Notes to Consolidated Financial Statements

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

SSR Mining Inc.
Notes to Consolidated Financial Statements

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
Gold sales
Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% gold. Under the terms of the Company’s refining agreements, the doré bars are refined for a fee, and the Company’s share of the refined gold and separately recovered silver is credited to its bullion account. Doré produced at Marigold, CC&V, and Seabee is sold primarily to bullion banks in the London spot market. Doré produced at Çöpler is sold primarily on the Istanbul Gold Exchange. Under legislation enacted in Türkiye in 2018, the Central Bank of the Republic of Türkiye has the first right of refusal for all gold produced by mining operations in Türkiye.

SSR Mining Inc.
Notes to Consolidated Financial Statements

The Company generally recognizes revenue for gold from doré production when it satisfies the performance obligation of transferring gold bullion credits to the customer, as this is the point at which the customer obtains the ability to direct the use of and hold the remaining benefits of ownership of the asset. The transaction price is fixed on the date of sale based on the applicable gold fix price or spot price and number of ounces delivered. Payment is due upon delivery of gold bullion credits to the customer’s account.
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
The initial sales price of concentrate metal sales is determined on a provisional basis at the date of sale as the final selling price is subject to movements in the applicable monthly average prices up to the date of final pricing. The period between provisional invoicing and final pricing, or settlement period, is typically between 30 and 120 days.
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
Insurance recoveries
Business interruption insurance proceeds are specifically insurance proceeds to recover lost revenues due to a qualifying event as determined by the insurance policy. The Company records business interruption insurance proceeds once the insurance provider acknowledges that the claim is covered and agrees in writing to the amount to be paid for the claim. For the year ended December 31, 2025, the Company recorded business interruption insurance proceeds to Other operating expense (income), net in the Consolidated Statements of Operations and are reflected as operating cash flows in the Consolidated Statements of Cash Flows.
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
Recently Issued Accounting Pronouncements
Recent accounting pronouncements adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. The Company adopted ASU 2023-09 during the fourth quarter of 2025. The adoption did not have a material impact on the consolidated financial statements or disclosures, see Note 10 for further details.

SSR Mining Inc.
Notes to Consolidated Financial Statements

Recent accounting pronouncements not yet adopted
In December 2025, the FASB issued ASU 2025-12 “Codification Improvements.” ASU 2025-12 addresses suggestions received from stakeholders on the Accounting Standards Codification ("ASC" or “Codification”) and makes other incremental improvements to U.S. GAAP. The standard is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2027, and for interim periods within such year, with early adoption permitted. The Company is currently evaluating the impact of the update on the consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements.” ASU 2025-11 improves the guidance in Topic 270 by improving the navigability of the required interim disclosures and clarifying when the guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The standard is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2028, and for interim periods within such year, with early adoption permitted. The Company is currently evaluating the impact of the standard on the consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 was issued to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software (referred to as “internal-use software”). The standard is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2028, and for interim periods within such year, with early adoption permitted. The Company is currently evaluating the impact of the standard on the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2024-03 provides guidance requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date, or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the standard on the consolidated financial statements.
In March 2024, the U.S. Securities and Exchange Commission (“SEC”) issued Final Rule 33-11275 “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (“Final Rule”). The Final Rule requires disclosures regarding information about a registrant's climate-related risks that have a material impact on, or are reasonably likely to have a material impact on, its business strategy, results of operations, or financial condition. In addition, certain disclosures related to capitalized costs, expenditures, and losses incurred as a result of severe weather events and other natural conditions will be required to be disclosed in the footnotes to the audited financial statements. On April 4, 2024, the SEC stayed the rules pending the resolution of certain legal challenges against the Final Rule. Subsequently, following a vote on March 27, 2025, the SEC withdrew its defending the Final Rule in court. The Final Rule would have been effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The Company continues to monitor the developments related to the Final Rule and to evaluate the potential impact on the consolidated financial statements.
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

SSR Mining Inc.
Notes to Consolidated Financial Statements

3.ACQUISITIONS AND DIVESTITURES
Acquisitions
Acquisition of Cripple Creek and Victor Gold Mine
On February 28, 2025 (“Acquisition Date”), the Company acquired all of the issued and outstanding common shares of CC&V from Newmont Corporation (“Newmont”) for $100.0 million in upfront cash consideration and up to $175.0 million in additional milestone-based payments payable in cash. The transaction is expected to increase the Company’s scale, free cash flow and portfolio diversification.
The milestone-based payments include $87.5 million payable upon final approval of the application to amend the CC&V Cresson Permit and $87.5 million payable upon obtaining regulatory relief related to flow-related permitting requirements for the Carlton Tunnel, including steps taken to achieve the highest feasible alternative in relation to Carlton Tunnel water flow. Refer to Note 23 for more information.
Upon completion of an updated regulator-approved closure plan and in the event the aggregate closure costs at CC&V exceed $500.0 million, the Company will be responsible for funding 10% of the incremental closure costs while Newmont will be responsible for funding the remaining 90% of the incremental closure costs, either on an as-incurred basis or pursuant to a lump-sum payment option. The Company will account for this as an indemnification asset under the FASB Accounting Standards Codification Topic 805, Business Combinations, and will recognize an asset for 90% of the aggregated closure costs at CC&V in excess of $500.0 million that Newmont will be responsible for funding, with no limit on the maximum cost. As of the Acquisition Date and December 31, 2025, the Company did not recognize an indemnification asset as the recognition criteria had not been met.
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
(1)Cash consideration is comprised of $100.0 million in upfront cash and an $6.0 million working capital adjustment. The working capital adjustment was finalized in the third quarter of 2025.
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
As of December 31, 2025, the Company had not fully completed the analysis to assign fair values to all assets acquired and liabilities assumed, and therefore the purchase price allocation for CC&V is preliminary. As of December 31, 2025, remaining items to finalize include the fair value of inventories; mineral properties, plant and equipment; reclamation and remediation liabilities; deferred income tax assets and liabilities; and contingent consideration. The preliminary purchase price allocation will be subject to further refinement as the Company continues to refine its estimates and assumptions based on information available at the Acquisition Date. These refinements may result in material changes to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation adjustments can be made throughout the measurement period, which is not to exceed one year from the Acquisition Date.
3

SSR Mining Inc.
Notes to Consolidated Financial Statements

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
(1)The fair values of inventories were determined based on a net realizable value (“NRV”) approach. The key assumptions to determine the fair value of inventories include future estimated gold prices, forecasted costs to complete, and discount rate. During the third quarter of 2025, the Company recorded measurement period adjustments of $4.1 million to reflect a decrease in the estimated fair value.
(2)The fair value of mineral properties have been estimated using a market approach based on estimated quantities of mineral reserves and mineral resources and market multiples. The key assumptions include metal price, reserve cut-off grade, operating and capital costs, and market multiples. The fair values of plant and equipment have been estimated using a depreciated replacement cost approach. During the third quarter of 2025, the Company recorded measurement period adjustments of $7.9 million to reflect an increase in the estimated fair value. The reserve cut-off grade assumption was developed by mining engineer specialists.
(3)The fair value of reclamation costs is based on the expected amounts and timing of cash flows of closure activities and discounted to present value as of the Acquisition Date. The key assumptions include the costs and timing of key closure activities based on the life of mine plans, including estimates and timing of monitoring and water management costs after completion of initial closure activities, an inflation rate, and credit-adjusted risk free rates.
(4)Deferred income tax liabilities represent future tax expense associated with the differences between the preliminary fair value allocated to assets and liabilities and the tax basis of those assets and liabilities.
Revenue for the year ended December 31, 2025 includes $450.4 million, of revenue from the assets acquired in the acquisition of CC&V. Net income attributable to SSR Mining shareholders for the year ended December 31, 2025 includes net income of $243.0 million from CC&V.
Pro forma financial information
The following unaudited pro forma financial information represents a summary of the historical consolidated results of operations for the years ended December 31, 2025 and 2024, giving effect to the acquisition as if it had been completed on January 1, 2024. The pro forma financial information is provided for illustrative purposes only and is not intended to represent what the Company’s financial position or results of operations would have been had the acquisition occurred on the assumed date, nor does it purport to project the future operating results or the financial position of the Company following the acquisition.
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
4

SSR Mining Inc.
Notes to Consolidated Financial Statements

The following table provides unaudited pro forma financial information for the years ended December 31, 2025 and 2024, as if CC&V had been acquired as of January 1, 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Revenue	$1,717,795	$1,344,562
Net income attributable to SSR Mining shareholders (1)	$431,236	$(139,827)
(1)For the years ended December 31, 2025 and 2024, net income (loss) includes $22.2 million and $1.7 million, respectively, of transaction and integration costs.
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
5

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

Assets:
Cash and cash equivalents	$11
Trade and other receivables	36
Inventories	3
Prepaids and other current assets	24
Mineral properties, plant and equipment, net (1)	688,611
Other non-current assets	1,690
Total assets acquired	$690,375

Liabilities:
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
The assets acquired are included in Corporate and other in Note 4. The non-controlling interest is representative of Lidya Mines and Horizon’s combined 90% interest and is inclusive of the 30% redeemable interest. As the redemption features are solely within the control of the Company, the redeemable non-controlling interest in Artmin is classified within permanent equity under ASC 480.
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
6

SSR Mining Inc.
Notes to Consolidated Financial Statements

Sale of EMX Block Trade Shares
On December 22, 2023, the Company completed a secondary offering of common shares of EMX Royalty Corporation (“EMX”) received as consideration in the October 2021 sale of a portfolio of royalty interests and related deferred consideration (“Royalty Portfolio”), classified under Marketable securities, in the form of 6,161,524 units (“Units”) for CAD $1.93 per Unit. Each Unit consisted of one EMX common share and one right to purchase an additional EMX common share (an “Option”) that entitles the holder to acquire one EMX common share at a price of CAD $2.27 per share, which expired on December 31, 2024. During the year ended December 31, 2024, the Company received cash proceeds of $8.7 million for the 6,161,524 Units and recognized a liability associated with the Options of $1.4 million, determined using the Black-Scholes option pricing model, included in Accrued liabilities and other. During the year ended December 31, 2024, a loss on the sale of the Units of $2.9 million was recognized and included in Other income (expense) in the Consolidated Statements of Operations.
During the year ended December 31, 2024, 4,217,119 units were exercised and the Company received cash proceeds of $6.9 million. A gain of $1.3 million was recognized and included in Other income (expense).

7

SSR Mining Inc.
Notes to Consolidated Financial Statements

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
The following tables provide a summary of financial information related to the Company's segments (in thousands):
8

SSR Mining Inc.
Notes to Consolidated Financial Statements

	Year ended December 31, 2025
	Çöpler (1)	Marigold	CC&V (2)	Seabee (3)	Puna	Segments Total	Corporate and other (4)	Consolidated
Revenue	$—	$540,558	$450,442	$179,140	$459,497	$1,629,637	$—	$1,629,637
Cost of sales (5)	$—	$251,833	$157,397	$82,328	$161,745	$653,303	$—	$653,303
Depreciation, depletion, and amortization	$—	$36,183	$11,555	$35,631	$32,325	$115,694	$484	$116,178
General and administrative expense	$—	$—	$—	$—	$—	$—	$107,823	$107,823
Exploration and evaluation	$1,866	$3,557	$377	$14,067	$8,540	$28,407	$8,724	$37,131
Reclamation and remediation costs	$65,940	$3,306	$13,214	$1,343	$5,121	$88,924	$—	$88,924
Care and maintenance (6)	$150,756	$—	$—	$1,013	$—	$151,769	$—	$151,769
Other operating expense (income), net	$(33,326)	$1,956	$587	$177	$992	$(29,614)	$42,681	$13,067
Operating income (loss)	$(185,236)	$243,723	$267,312	$44,581	$250,774	$621,154	$(159,712)	$461,442
Interest expense	$(6,521)	$(26)	$—	$—	$(1,210)	$(7,757)	$(6,818)	$(14,575)
Interest income	$—	$3,716	$320	$1,260	$2,764	$8,060	$4,744	$12,804
Other income (expense)	$(532)	$(958)	$(12)	$(20)	$16,130	$14,608	$(1,066)	$13,542
Foreign exchange gain (loss)	$581	$—	$—	$56	$(18,928)	$(18,291)	$(11,774)	$(30,065)
Income (loss) before income and mining taxes	$(191,708)	$246,455	$267,620	$45,877	$249,530	$617,774	$(174,626)	$443,148
Capital expenditures	$4,146	$62,885	$41,461	$36,104	$13,897	$158,493	$78,204	$236,697
Total assets as of December 31, 2025	$2,612,481	$791,739	$636,461	$363,299	$380,778	$4,784,758	$1,309,140	$6,093,898
(1)All operations at Çöpler ceased on February 13, 2024, following the Çöpler Incident and have not commenced as of December 31, 2025.
(2)The reported statements of operations amounts reflect results for CC&V from the date of acquisition on February 28, 2025 through December 31, 2025. See Note 3 for additional information.
(3)During the year ended December 31, 2025, the Company suspended operations at Seabee for approximately two weeks due to power interruptions caused by forest fires to the north of the mine. Seabee resumed operations on June 13, 2025.
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
9

SSR Mining Inc.
Notes to Consolidated Financial Statements

(6)Care and maintenance expense represents $90.7 million of direct costs, excluding costs associated with environmental reclamation and remediation, and $60.0 million of depreciation incurred during the suspension of operations at Çöpler; and $0.2 million of direct costs, excluding costs associated with environmental reclamation and remediation, and $0.8 million of depreciation incurred during the approximately two week suspension of operations at Seabee during the second quarter of 2025.

	Year ended December 31, 2024
	Çöpler (1)	Marigold	Seabee	Puna	Segments Total	Corporate and other (2)	Consolidated
Revenue	$64,298	$409,025	$191,768	$330,527	$995,618	$—	$995,618
Cost of sales (3)	$36,215	$244,312	$77,846	$155,659	$514,032	$—	$514,032
Depreciation, depletion, and amortization	$13,130	$36,047	$48,008	$33,007	$130,192	$—	$130,192
General and administrative expense	$—	$—	$—	$—	$—	$62,885	$62,885
Exploration and evaluation	$1,468	$13,097	$15,010	$5,639	$35,214	$6,590	$41,804
Reclamation and remediation costs	$274,877	$2,895	$1,336	$17,763	$296,871	$—	$296,871
Impairment charges of long-lived and other assets	$114,230	$—	$369	$—	$114,599	$—	$114,599
Care and maintenance (4)	$108,675	$—	$11,605	$—	$120,280	$—	$120,280
Other operating expense (income), net	$36,951	$2,710	$622	$2,118	$42,401	$(5,161)	$37,240
Operating income (loss)	$(521,247)	$109,959	$36,972	$116,342	$(257,974)	$(64,311)	$(322,285)
Interest expense	$(6,925)	$—	$—	$(917)	$(7,842)	$(5,186)	$(13,028)
Interest income	$16	$6,757	$4,561	$976	$12,310	$4,425	$16,735
Other income (expense)	$343	$(917)	$(124)	$4,552	$3,854	$5,681	$9,535
Foreign exchange gain (loss)	$113	$(8)	$(208)	$(1,023)	$(1,126)	$(8,565)	$(9,691)
Income (loss) before income and mining taxes	$(527,701)	$115,790	$41,201	$119,929	$(250,781)	$(67,953)	$(318,734)
Capital expenditures	$14,472	$39,070	$33,832	$16,794	$104,168	$42,051	$146,219
Total assets as of December 31, 2024	$2,688,583	$889,570	$380,980	$333,652	$4,292,785	$896,235	$5,189,020
(1)All operations at Çöpler ceased on February 13, 2024, following the Çöpler Incident.
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
(4)Care and maintenance expense represents $61.6 million of direct costs, excluding costs associated with environmental reclamation and remediation, and $47.1 million of depreciation incurred during the suspension of operations at Çöpler starting in the first quarter of 2024; and $9.4 million of direct costs, excluding costs associated with environmental reclamation and remediation, and $2.2 million of depreciation incurred during the suspension of operations at Seabee during the third quarter of 2024.
10

SSR Mining Inc.
Notes to Consolidated Financial Statements

	Year ended December 31, 2023
	Çöpler	Marigold	Seabee	Puna	Segments Total	Corporate and other (1)	Consolidated
Revenue	$442,417	$538,244	$164,346	$281,920	$1,426,927	$—	$1,426,927
Cost of sales (2)	$268,628	$289,063	$82,898	$163,558	$804,147	$—	$804,147
Depreciation, depletion, and amortization	$93,808	$46,236	$40,533	$33,435	$214,012	$—	$214,012
General and administrative expense	$5,489	$—	$—	$247	$5,736	$61,721	$67,457
Exploration and evaluation	$6,990	$12,295	$16,324	$7,135	$42,744	$7,441	$50,185
Reclamation and remediation costs	$1,709	$2,764	$1,164	$3,061	$8,698	$—	$8,698
Impairment of long-lived assets and other	$353,322	$—	$—	$2,637	$355,959	$5,653	$361,612
Impairment charges of goodwill	$—	$—	$49,786	$—	$49,786	$—	$49,786
Other operating expense (income), net	$512	$—	$508	$—	$1,020	$254	$1,274
Operating income (loss)	$(288,041)	$187,886	$(26,867)	$71,847	$(55,175)	$(75,069)	$(130,244)
Interest expense	$(9,046)	$—	$—	$(807)	$(9,853)	$(6,763)	$(16,616)
Interest income	$1,507	$—	$7,039	$6,826	$15,372	$7,242	$22,614
Other income (expense)	$304	$1,086	$(146)	$35,625	$36,869	$(9,332)	$27,537
Foreign exchange gain (loss)	$(7,823)	$—	$(709)	$(44,982)	$(53,514)	$(52,185)	$(105,699)
Income (loss) before income (expense)	$(303,099)	$188,972	$(20,683)	$68,510	$(66,300)	$(136,108)	$(202,408)
Capital expenditures	$89,165	$82,252	$37,521	$13,193	$222,131	$—	$222,131
Total assets as of December 31, 2023	$2,915,262	$782,353	$464,033	$324,794	$4,486,442	$899,331	$5,385,773
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

11

SSR Mining Inc.
Notes to Consolidated Financial Statements

Geographic area
The following are long-lived assets, excluding Deferred income taxes, by location as of December 31 (in thousands):

	December 31,
	2025	2024
Türkiye	$3,410,897	$3,367,857
United States	1,033,014	407,304
Canada	301,539	305,098
Argentina	56,470	72,125
Total	$4,801,920	$4,152,384
The following is revenue information by geographic area based on the location of production for the years ended December 31, (in thousands):

	Year Ended December 31,
	2025	2024	2023
Türkiye	$—	$64,298	$442,417
United States	991,000	409,025	538,244
Canada	179,140	191,768	164,346
Argentina	459,497	330,527	281,920
Total	$1,629,637	$995,618	$1,426,927

12

SSR Mining Inc.
Notes to Consolidated Financial Statements

5.REVENUE
The following table represents revenues by product (in thousands):

	Year Ended December 31,
	2025	2024	2023
Gold doré sales
Çöpler	$—	$63,873	$438,894
Marigold	536,186	401,384	538,090
CC&V	444,910	—	—
Seabee	179,068	191,704	164,292
Concentrate sales
Puna	433,098	321,943	270,438
Other (1)
Çöpler	—	425	3,523
Marigold	4,372	7,641	154
CC&V	5,532	—	—
Seabee	72	64	54
Puna	26,399	8,584	11,482
Total (2)	$1,629,637	$995,618	$1,426,927
(1)Other revenue includes: changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; silver and copper by-product revenue arising from the production and sale of gold doré; and revenue from fine carbon sales.
(2)For the years ended December 31, 2025, 2024, and 2023, the Company recognized revenue under ASC 606 “Revenue from Contracts with Customers” of $1,603.2 million, $987.0 million, and $1,415.4 million, respectively, excluding Other Puna revenues related to embedded derivatives relating to provisional concentrate metal sales.
Revenue by metal
Revenue by metal type for the years ended December 31, are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Gold	$1,160,164	$656,961	$1,141,276
Silver	384,434	272,334	215,387
Lead	44,125	45,930	46,422
Zinc	4,539	3,679	8,629
Other (1)	36,375	16,714	15,213
Total	$1,629,637	$995,618	$1,426,927
(1)Other revenue includes: changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; silver and copper by-product revenue arising from the production and sale of gold doré; and revenue from fine carbon sales.

13

SSR Mining Inc.
Notes to Consolidated Financial Statements

Significant customers
Gross product revenues from each customer who individually accounted for 10% or more of total gross revenues consisted of the following:

	Year Ended December 31,
	2025 (1)	2024 (2)	2023 (3)
Canadian Imperial Bank of Commerce	33%	30%	33%
Royal Bank of Canada	13%	—%	—%
National Bank of Canada	12%	—%	—%
Trafigura Trading LLC	11%	—%	—%
Asahi Refinery	—%	13%	—%
Central Bank of Türkiye	—%	—%	31%
(1)For the year ended December 31, 2025, the sales to Canadian Imperial Bank of Commerce (“CIBC”), the Royal Bank of Canada (“RBC”), and the National Bank of Canada (“NBC”) were included in the Marigold, CC&V, and Seabee segments. For the year ended December 31, 2025, the sales to Trafigura Trading LLC were included in the Puna segment.
(2)For the year ended December 31, 2024, the sales to CIBC and Asahi Refinery were included in the Marigold and Seabee segments.
(3)For the year ended December 31, 2023, the sales to CBIC are included in the Marigold and Seabee segments and the sales to Central Bank of Türkiye are included in the Çöpler segment.
Provisional metal sales
At December 31, 2025, the Company had silver sales of 4.6 million ounces at an average price of $50.43 per ounce, lead sales of 21.4 million pounds at an average price of $0.89 per pound, and zinc sales of 2.4 million pounds at an average price of $1.31 per pound, subject to normal course final pricing over the next several months.
For the years ended December 31, 2025, 2024 and 2023, changes in the fair value of the Company's embedded derivatives relating to provisional concentrate metal sales was an increase of $26.4 million, an increase of $8.6 million and an increase of $11.5 million, respectively. The changes in fair value have been recorded in Revenue.
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
14

SSR Mining Inc.
Notes to Consolidated Financial Statements

Changes in Reclamation and remediation liabilities during the years ended December 31 were as follows (in thousands):

	2025			2024
	Reclamation	Remediation	Total	Reclamation	Remediation	Total
Balance as of January 1	$209,923	$135,914	$345,837	$173,819	$—	$173,819
Acquisitions	220,974	—	220,974	—	—	—
Additions	—	—	—	—	261,674	261,674
Changes in estimate and other	11,856	53,507	65,363	30,314	—	30,314
Expenditures	(9,220)	(17,047)	(26,267)	(3,867)	(125,760)	(129,627)
Accretion expense	25,576	—	25,576	9,657	—	9,657
Balance as of December 31	$459,109	$172,374	$631,483	$209,923	$135,914	$345,837
Less: current portion	(8,491)	(25,702)	(34,193)	(6,332)	(26,834)	(33,166)
Non-current reclamation and remediation liabilities	$450,618	$146,672	$597,290	$203,591	$109,080	$312,671

The following table includes the components of Reclamation and remediation costs for the years ended December 31 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Reclamation adjustments and other	$9,419	$25,540	$—
Reclamation accretion	25,576	9,657	8,698
Total reclamation costs	34,995	35,197	8,698

Remediation adjustments and other	53,929	261,674	—
Total remediation costs	53,929	261,674	—
Total reclamation and remediation costs	$88,924	$296,871	$8,698
Reclamation liabilities
During the year ended December 31, 2025, reclamation changes were primarily comprised of an increase of $221.0 million as a result of the acquisition of CC&V. Reclamation liabilities at Çöpler increased $9.4 million due to the revised estimate related to the closure of the Çöpler heap leach pad, as discussed above. Reclamation liabilities at Marigold increased by $2.4 million during the year ended December 31, 2025, primarily due to additional disturbance and an increase in labor unit cost rates.
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
15

SSR Mining Inc.
Notes to Consolidated Financial Statements

Remediation liabilities
During the year ended December 31, 2025, changes in remediation liabilities were comprised of an increase of $53.5 million as a result of a revision in the construction estimate for the permanent storage facility during the second quarter of 2025, as discussed above.
During the year ended December 31, 2024, the Company recorded a remediation liability of $261.7 million as a result of the Çöpler Incident. The remediation activities include movement of the displaced heap leach material out of the Sabırlı Valley and Manganese pit, sloping and stabilization of the heap leach pad in preparation for permanent closure, construction of a permanent storage facility for the displaced heap leach material, and management of surface and ground water in the Sabırlı Valley.
7.IMPAIRMENT CHARGES
The following table includes the components of Impairment charges:

	Year Ended December 31,
	2025		2024		2023
	Long-lived and other assets	Goodwill	Long-lived and other assets	Goodwill	Long-lived and other assets	Goodwill
Çöpler (1)	$—	$—	$114,230	$—	$353,322	$—
Seabee (2)	—	—	369	—	—	49,786
Puna (3)	—	—	—	—	2,637	—
Corporate and Other (4)	—	—	—	—	5,653	—
	$—	$—	$114,599	$—	$361,612	$49,786
(1)For the year ended December 31, 2024, following the Çöpler Incident, the Company recorded non-cash impairment charges of $76.0 million related to Inventories and $38.2 million related to Mineral properties, plant and equipment, net. For the year ended December 31, 2023, consist of $349.2 million impairment charges related to Mineral properties, plant and equipment, net (see below for further information) and $4.1 million of non-cash write-offs of capitalized cloud computing arrangement implementation costs included in Other non-current assets.
(2)For the year ended December 31, 2024, the Company concluded that certain plant and equipment at Seabee was impaired and recorded a non-cash impairment of $0.4 million related to Mineral properties, plant and equipment, net a result of damage to remote equipment in the forest fires near Seabee. For the year ended December 31, 2023, the Company recorded a non-cash impairment of $49.8 million related to Goodwill (see below for further information).
(3)For the year ended December 31, 2023, consists of non-cash write-downs of various assets and materials and supplies inventories.
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
16

SSR Mining Inc.
Notes to Consolidated Financial Statements

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
Impairment of goodwill
The Company evaluates its goodwill for impairment annually at December 31 or when events or changes in circumstances indicate that the fair value of a reporting unit is less than its carrying value. As of December 31, 2025, the Company had no goodwill balance.
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
8.OTHER OPERATING EXPENSE (INCOME), NET

The following table includes the components of Other operating expense (income), net:

	Year Ended December 31,
	2025	2024	2023
Transaction and integration costs	$22,177	$—	$406
Loss (gain) on sale and disposal of assets, net	2,768	(3,245)	762
Change in fair value of contingent consideration	20,505	—	—
Contingencies and expenses related to the Çöpler Incident	6,999	31,804	—
Insurance proceeds received related to the Çöpler Incident (1)	(44,409)	—	—
Other taxes	4,267	7,722	—
Other	760	959	106
Total	$13,067	$37,240	$1,274
(1)During the second quarter of 2025, the Company received business interruption insurance proceeds of $44.4 million associated with the Çöpler Incident.
17

SSR Mining Inc.
Notes to Consolidated Financial Statements

9.OTHER INCOME (EXPENSE)
The following table includes the components of Other income (expense):

	Year Ended December 31,
	2025	2024	2023
Interest income	$12,804	$16,735	$22,614
Gain (loss) on investments and on marketable securities sales	8,178	(2,131)	29,158
Change in fair value of marketable securities	9,497	7,676	4,221
Gain (loss) on sale of mineral properties, plant, and equipment	—	—	(1,331)
Bank charges	(2,437)	(2,400)	(1,720)
Other	(1,696)	6,390	(2,791)
Total	$26,346	$26,270	$50,151
18

SSR Mining Inc.
Notes to Consolidated Financial Statements

10.INCOME AND MINING TAXES
The following tables represent the major components of Income (loss) before income and mining taxes and Income and mining tax benefit (expense) recognized in the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Income (loss) before income and mining taxes components:
Canada	$(6,258)	$56,062	$(76,407)
United States	481,521	105,989	181,926
Türkiye	(233,022)	(548,077)	(319,775)
Argentina	201,135	67,386	13,733
Other foreign	(228)	(94)	(1,885)
Total income (loss) before income and mining taxes	$443,148	$(318,734)	$(202,408)

	Year Ended December 31,
	2025	2024	2023
Current income tax provision:
Canada	$23,379	$17,073	$9,738
United States	67,862	13,847	27,322
Türkiye	547	2,629	4,390
Argentina	44,995	21,526	8,925
Other foreign	206	97	3,257
Total current income tax provision	136,989	55,172	53,632
Deferred income tax provision (benefit):
Canada	(92)	(7,954)	(4,681)
United States	(23,268)	3,307	1,373
Türkiye	(35,240)	(25,064)	(120,950)
Argentina	1,847	7,864	(11,958)
Other foreign	9	(23)	50
Total deferred income tax provision (benefit)	(56,744)	(21,870)	(136,166)
Total income tax provision (benefit)	$80,245	$33,302	$(82,534)
19

SSR Mining Inc.
Notes to Consolidated Financial Statements

Beginning in 2025, the Company adopted Accounting Standards Update ASU 2023-09 on a prospective basis. As a result, the effective tax rate reconciliation below reflects the enhanced disaggregation and standardized categories required by the new guidance.

	Year ended December 31, 2025
	Total	%
Earnings from continuing operations, before income tax expense	$443,148
Canada statutory tax rate	66,472	15.0%
Provincial and local income taxes (1)	1,823	0.4%
Saskatchewan mineral tax	3,959	0.9%
Federal - Canada
Effect of cross-border tax laws	1,050	0.2%
Changes in valuation allowances	6,687	1.5%
Nontaxable or nondeductible items
Dividends	(1,359)	(0.3)%
Other	2,277	0.5%
Other adjustments	(1,867)	(0.4)%
Foreign tax effects
United States
Effect of rates different than statutory	28,891	6.5%
Nevada net proceeds tax	14,934	3.4%
Depletion in excess of basis	(28,052)	(6.3)%
Foreign-derived intangible income deduction	(22,143)	(5.0)%
Changes in valuation allowances	(21,133)	(4.8)%
Overseas withholding tax	7,105	1.6%
Section 162(m) compensation limitation	4,658	1.1%
Other	(4,789)	(1.1)%
Argentina
Effect of rates different than statutory	20,120	4.5%
Changes in valuation allowances	(7,433)	(1.7)%
Foreign exchange impact on deferred balances	5,049	1.1%
Current year inflation and foreign exchange	(1,643)	(0.4)%
Other	1,616	0.4%
Türkiye
Effect of rates different than statutory	(21,651)	(4.9)%
Changes in valuation allowances	38,510	8.7%
Current year inflation and foreign exchange	(12,041)	(2.7)%
Foreign exchange impact on deferred balances	(8,004)	(1.8)%
Overseas withholding tax	3,809	0.9%
Other non-deductible items	3,075	0.7%
Other	73	—%
Other foreign jurisdictions	252	0.1%
Income tax expense	$80,245	18.1%
(1)Provincial taxes in Saskatchewan made up the majority (greater than 50%) of the tax effect in this category.
20

SSR Mining Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2024 and 2023, the following table presents a reconciliation of income and mining tax expense to the amount that would be computed by applying the Canadian statutory rate of 27%, the Company's country of domicile rate, to income (loss) before income and mining taxes. The prior years are presented in the historical format as the Company adopted ASU 2023-09 prospectively.

	Year Ended December 31,
	2024	2023
Income (loss) before income and mining taxes	$(318,734)	$(202,408)
Statutory tax rate	27%	27%
Expected income and mining tax expense (benefit)	(86,058)	(54,650)

Increase (decrease) attributable to:
Non-taxable items	(36,502)	(26,345)
Foreign exchange and inflation	(30,160)	(55,850)
Tax rate increase	—	68,917
Differences in foreign and future tax rates	15,152	(4,219)
Investment incentive tax credits	(7,327)	(22,760)
Mining taxes and overseas withholding tax	11,696	5,546
Change in estimates in respect of prior years	14,935	1,742
Changes in valuation allowance	151,322	4,748
Other	244	337
Total income and mining tax expense (benefit)	$33,302	$(82,534)

21

SSR Mining Inc.
Notes to Consolidated Financial Statements

The significant components of Deferred income tax assets and Deferred income tax liabilities were (in thousands):

	December 31,
	2025	2024
Deferred income tax assets
Deductible temporary differences relating to:
Marketable securities	$66	$46
Reclamation liabilities	114,297	62,007
Lease liabilities	21,840	22,107
Deductibility of other taxes	11,363	11,279
Stock-based compensation	8,605	1,732
Other items	3,718	10,308
	159,889	107,479
Investment incentive tax credits (1)	17,616	21,436
Tax loss carryforwards	195,520	145,531
Less: Valuation allowance	(263,384)	(225,962)
Total deferred income tax assets	$109,641	$48,484

Deferred income tax liabilities
Taxable temporary differences relating to:
Marketable securities	$(443)	$(1,001)
Inventories	(38,012)	(17,455)
Mineral properties, plant and equipment	(296,654)	(300,053)
Mineral tax	(46,961)	(43,730)
Other items	(10,203)	(5,920)
Total deferred income tax liabilities	$(392,273)	$(368,159)

Balance sheet presentation
Deferred income tax assets	$4,857	$7,602
Deferred income tax liabilities	(287,489)	(327,277)
Deferred income tax liabilities, net	$(282,632)	$(319,675)
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
As of December 31, 2025, the Company had deferred tax liabilities related to investments in subsidiaries that were not recognized as the Company controls the dividend policy of its subsidiaries (i.e., the Company controls the timing of reversal of the related taxable temporary differences and is satisfied that they will not reverse in the foreseeable future). It is not practicable to determine the amount of the unrecognized deferred tax liabilities at this time.
22

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

		Additions
Years ended December 31,	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of year
Valuation allowance on deferred tax assets:
2025	$225,962	$50,399	$14,861	$(27,838)	$263,384
2024	$74,640	$167,208	$—	$(15,886)	$225,962
2023	$61,101	$17,343	$—	$(3,804)	$74,640
When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurs. The valuation allowance increased in 2025 by $65.3 million, primarily related to losses sustained from the Çöpler Incident, for which the Company is uncertain whether the related tax attributes will be utilized prior to their five‑year expiration period, as well as an additional valuation allowance established as a result of purchase price accounting for CC&V. Additionally, the Company reduced its valuation allowance by $27.8 million, primarily related to updated estimates of future taxable income in the U.S. and the realizability of tax benefits associated with U.S. reclamation liabilities.
Income taxes paid
Beginning in 2025, the Company adopted ASU 2023-09 on a prospective basis. As a result, the income taxes paid disclosure below reflects the enhanced disaggregation required by the new guidance.

Income taxes paid (net of refunds received):	Year ended December 31, 2025
Federal	$13,216
Provincial	5,544
Foreign	82,507
Total	$101,267
Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:

Income taxes paid (net of refunds received):	Year ended December 31, 2025
Federal
Canada	$13,216
Provincial
Saskatchewan	$5,544
Foreign
United States	$59,902
Argentina	$11,799
23

SSR Mining Inc.
Notes to Consolidated Financial Statements

Tax loss carryforwards
As of December 31, 2025, the Company had the following estimated tax operating and capital losses (in thousands) available to reduce future taxable income, including both losses for which deferred tax assets are utilized to offset applicable deferred tax liabilities and losses for which deferred tax assets have a valuation allowance against. Losses expire at various dates and amounts between 2026 and 2046.

	December 31, 2025	Expiration year
Türkiye	$558,634	2026-2030
Canada	$262,792	2026-2046
Argentina	$10,469	2026-2029
United States	$1,387	2026-Indefinite
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, inclusive of interest and penalties, is as follows during the years ended December 31 (in thousands):

	2025	2024	2023
Balance as of January 1	$—	$—	$8,574
Additions for tax positions related to prior years(1)	—	—	—
Reductions for tax positions related to priors years	—	—	(7,218)
Reductions for settlements with tax authorities	—	—	(1,356)
Balance as of December 31	$—	$—	$—

(1) Of the gross unrecognized tax benefits, nil was recognized as current liabilities in Consolidated Balance Sheet as of December 31, 2025.
As of December 31, 2025 and December 31, 2024, there were no unrecognized tax benefits, inclusive of interest and penalties that, if recognized, would impact the Company’s effective income tax rate. As of December 31, 2025 and December 31, 2024, there were no accrued income-tax-related interest and penalties.
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
The Company files income tax returns in the U.S. federal jurisdiction, Canada, Türkiye, Argentina and various state, provincial and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations for years before 2020.
11.INCOME (LOSS) PER SHARE
The Company calculates basic net income (loss) per share using, as the denominator, the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share uses, as its denominator, the weighted average number of common shares outstanding during the period plus the effect of dilutive potential common shares during the period.
24

SSR Mining Inc.
Notes to Consolidated Financial Statements

Dilutive potential common shares include stock options, Restricted Share Units (“RSUs”), and convertible notes.
The calculations of basic and diluted net income (loss) per share attributable to SSR Mining shareholders are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$362,417	$(352,582)	$(120,225)
Net (income) loss attributable to non-controlling interest	33,337	91,305	22,218
Net income (loss) attributable to SSR Mining shareholders	395,754	(261,277)	(98,007)
Interest saving on 2019 Notes, net of tax	4,977	—	—
Net income (loss) used in the calculation of diluted net income per share	$400,731	$(261,277)	$(98,007)

Weighted average number of common shares issued	202,745	202,258	204,714
Adjustments for dilutive instruments:
Restricted share units	1,300	—	—
2019 Notes	12,981	—	—
Diluted weighted average number of shares outstanding	217,026	202,258	204,714

Net income (loss) per share attributable to SSR Mining shareholders
Basic	$1.95	$(1.29)	$(0.48)
Diluted	$1.85	$(1.29)	$(0.48)
For the year ended December 31, 2024, $5.0 million of interest saving on convertible notes, net of tax, and 12,921 common shares and 340 restricted share units were excluded from the diluted income per common share calculation because the Company incurred a net loss and the effect would be antidilutive.
For the year ended December 31, 2023, $4.9 million of interest saving on convertible notes, net of tax, and 12,867 shares were excluded from the diluted income per common share calculation because the Company incurred a net loss and the effect would be antidilutive.
25

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

	Fair value at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$534,834	$—	$—	$534,834
Marketable securities (1)	40,779	—	—	40,779
Trade receivables from provisional sales, net (2)	—	89,996	—	89,996
Deferred consideration	—	—	27,755	27,755
	$575,613	$89,996	$27,755	$693,364

Liabilities:
Contingent consideration	$—	$—	$192,981	$192,981
Other	—	1,202	—	1,202
	$—	$1,202	$192,981	$194,183
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
26

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
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities (in thousands):

Description	December 31, 2025	Valuation technique	Significant input	Range, point estimate or average
Deferred consideration (1)	$27,755	Discounted cash flow	Discount rate	8.5% - 12.5%
Contingent consideration (2)(3)	$192,981	Discounted cash flow	Discount rate	5.7% - 6.0%
			Probability	10.0% - 100.0%

Description	December 31, 2024	Valuation technique	Significant input	Range, point estimate or average
Deferred consideration (1)	$26,383	Discounted cash flow	Discount rate	8.5% - 12.5%
Contingent consideration (2)	$29,642	Discounted cash flow	Discount rate	6.0%
			Probability	10.0%
1)The Company's deferred consideration assets consist of the contingent payment associated with completion of certain project milestones related to the Yenipazar royalty included in the Royalty Portfolio sale and the contingent payment associated with the completion of certain project milestones at the San Luis project.
2)The Company's contingent consideration liabilities include the contingent consideration tied to completion of operational milestones and delineation of new reserves at the Hod Maden project (refer to Note 3 for further information). The fair value of the $30.0 million in milestone payments payable to Lidya Mines in accordance with an agreed upon schedule beginning at the start of construction and ending on the first anniversary of commercial production was $26.0 million and $25.2 million as of December 31, 2025 and 2024, respectively. The fair value of the contingent consideration tied to completion of operational milestones was determined using a discounted cash flow model. The fair value of the $84.0 million payable to Lidya Mines upon the delineation of an additional 500,000 gold equivalent ounces of mineral reserves at the Hod Maden project in excess of the project's current mineral reserves and resources was $4.7 million and $4.4 million at December 31, 2025 and 2024, respectively.
27

SSR Mining Inc.
Notes to Consolidated Financial Statements

3)The Company’s contingent consideration liabilities include contingent consideration tied to final approval of the application to amend the CC&V Cresson Permit and obtaining regulatory relief related to flow-related permitting requirements for the Carlton Tunnel, including steps taken to achieve the highest feasible alternative in relation to Carlton Tunnel water flow. The fair value of the $87.5 million contingent payment payable to Newmont upon final approval of the application to amend the CC&V Cresson Permit is $75.6 million as of December 31, 2025. The fair value of the $87.5 million contingent payment payable to Newmont upon obtaining regulatory relief related to flow-related permitting requirements for the Carlton Tunnel is $86.6 million as of December 31, 2025.
Deferred and contingent consideration are included in Level 3 as certain assumptions used in the calculation of the fair value are not based on observable market data. The following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value using significant unobservable inputs (Level 3) in the consolidated financial statements (in thousands):

	2025	2024
Deferred consideration assets:
Balance as of January 1	$26,383	$21,213
Revaluations	2,622	2,792
Receipt of deferred consideration	(1,250)	—
Additions	—	2,378
Balance as of December 31	$27,755	$26,383

	2025	2024
Contingent consideration liabilities:
Balance as of January 1	$29,642	$29,648
Assumption of contingent consideration	141,764	—
Revaluations	21,575	(6)
Balance as of December 31	$192,981	$29,642
Fair values of financial assets and liabilities not already measured at fair value
The fair value of the 2019 Notes as compared to the carrying amounts were as follows:

		December 31,
		2025		2024
	Level	Carrying amount	Fair value	Carrying amount	Fair value
2019 Notes (1)	1	$229,640	$300,677	$228,572	$220,292
(1)The fair value disclosed for the Company's 2019 Notes is included in Level 1 as the basis of valuation uses a quoted price in an active market.
28

SSR Mining Inc.
Notes to Consolidated Financial Statements

13.TRADE AND OTHER RECEIVABLES
Trade and other receivables were composed of the following (in thousands):

	December 31,
	2025	2024
Trade receivables	$94,031	$84,239
Value added tax receivables	18,549	19,946
Income tax receivable	1,679	4,626
Other taxes receivable	20,264	13,472
Other	2,198	2,155
Total	$136,721	$124,438
No provision for credit loss was recognized as of December 31, 2025 or 2024. All trade receivables are expected to be settled within twelve months.
14.INVENTORIES
The components of Inventories were as follows (in thousands):

	December 31,
	2025	2024
Materials and supplies	$127,396	$113,752
Stockpiled ore	46,515	72,561
Leach pad inventory	315,482	253,166
Work-in-process	7,768	3,850
Finished goods	19,160	20,745
Total current inventories	$516,321	$464,074

Stockpiled ore	274,919	246,536
Leach pad inventory	328,923	44,676
Total non-current inventories	$603,842	$291,212
As of December 31, 2025 and 2024, the Company has recognized a reserve of $32.1 million and $22.2 million for obsolete materials and supplies inventory, respectively.
During the year ended December 31, 2025, the Company recognized write-downs of materials and supplies inventories of $2.7 million classified as a component of Cost of sales. During the year ended December 31, 2024, following the Çöpler Incident, the Company recognized an impairment of leach pad inventory at Çöpler of $76.0 million classified as a component of Impairment charges. See Note 7 for further information relating to the impairment of inventories.
29

SSR Mining Inc.
Notes to Consolidated Financial Statements

15.MINERAL PROPERTIES, PLANT AND EQUIPMENT, NET
The components of Mineral properties, plant and equipment, net were as follows (in thousands):

	December 31,
	2025	2024
Plant and equipment (1)	$2,097,802	$1,883,193
Construction in process	232,646	135,594
Mineral properties subject to depletion	2,331,466	2,114,765
Mineral properties not yet subject to depletion	896,214	884,029
Exploration and evaluation assets	247,164	254,146
Total mineral properties, plant, and equipment	5,805,292	5,271,727
Accumulated depreciation, plant and equipment	(931,887)	(804,411)
Accumulated depreciation, mineral properties	(740,151)	(684,449)
Mineral properties, plant, and equipment, net	$4,133,254	$3,782,867
(1)As of December 31, 2025 and 2024, plant and equipment includes finance lease right-of-use assets with a carrying amount of $73.3 million and $78.9, respectively.
No impairment was recognized during the year ended December 31, 2025.
During the year ended December 31, 2024, the Company concluded that mineral properties, plant and equipment was impaired and recorded a non-cash impairment. See Note 7 for further information relating to impairment of mineral properties, plant and equipment.
16.OTHER NON-CURRENT ASSETS
The components of Non-current assets were as follows (in thousands):

	December 31,
	2025	2024
Marketable securities	$—	$5,166
Deferred consideration	24,772	23,405
VAT receivable	5,595	4,080
Right of use assets	16,902	18,455
Other receivables	3,270	4,180
Long-term prepaids	14,285	23,019
Other non-current assets	$64,824	$78,305
30

SSR Mining Inc.
Notes to Consolidated Financial Statements

17.LEASES
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
The components of the Company’s leases presented in the Consolidated Balance Sheets were as follows (in thousands):

	December 31,
	2025	2024
Finance lease right-of-use assets, net (included in Mineral properties, plant and equipment, net)	$73,293	$78,863
Operating lease right-of-use assets (included in Other non-current assets)	16,902	18,455
Total lease right-of-use-assets	$90,195	$97,318

Short-term finance lease liabilities (included in Finance lease liabilities)	$6,757	$4,792
Short-term operating lease liabilities (included in Accrued liabilities and other)	2,661	1,657
Long-term finance lease liabilities (included in Finance Lease liabilities)	76,344	81,373
Long-term operating lease liabilities (included in Other non-current liabilities)	17,409	19,349
Total lease liabilities	$103,171	$107,171

31

SSR Mining Inc.
Notes to Consolidated Financial Statements

The components of the Company’s leases presented in the Consolidated Statements of Operations for the years ended December 31 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating leases:
Lease expense	$3,657	$3,746	$3,648
Sublease income	(1,100)	(1,081)	(958)

Finance leases:
Amortization of lease cost	7,295	5,878	5,346
Interest expense on lease liabilities	3,767	3,934	4,645
Variable lease cost	1,189	1,106	367
Short-term lease cost	4,293	1,828	3,445
Total	$19,101	$15,411	$16,493

For finance leases, amortization and interest expense is included in Interest expense. For operating leases, lease expense is included in Cost of sales for entities with production and General and administrative expense for corporate entities.
The components of the Company’s leases presented in the Consolidated Statements of Cash Flows for the years ended December 31 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating leases within cash flows from operating activities	$2,557	$2,665	$2,690
Finance leases within cash flows from financing activities	$4,936	$4,581	$3,870
Finance leases within cash flows from operating activities	$4,956	$4,318	$5,027

The following is a schedule of weighted-average discount rates used to determine lease liabilities and remaining lease terms for the years ended December 31:

	Year Ended December 31,
	2025	2024
Weighted-average remaining lease term - operating leases (in years)	8.4	9.2
Weighted-average remaining lease term - finance leases (in years)	12.1	13.3
Weighted-average discount rate - operating leases	7.5%	7.0%
Weighted-average discount rate - finance leases	4.5%	4.5%

32

SSR Mining Inc.
Notes to Consolidated Financial Statements

The following is a schedule of future minimum lease payments under noncancellable finance and operating leases as of December 31, 2025 (in thousands):

	Operating Leases	Finance Leases
2026	$3,790	$10,276
2027	3,597	8,532
2028	3,081	8,532
2029	2,648	8,532
2030	2,058	8,532
Thereafter	11,210	63,241
Total minimum lease payments	$26,384	$107,645
Less: amounts representing interest	6,314	24,544
Present value of net minimum lease payments	20,070	83,101
Less: current portion of lease liabilities	2,661	6,757
Long-term lease liabilities	$17,409	$76,344
18.ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other are comprised of the following items (in thousands):

	December 31,
	2025	2024
Accrued liabilities	$94,196	$71,776
Royalties payable	22,608	17,017
Stock-based compensation liabilities	21,725	6,469
Income taxes payable	65,347	41,077
Lease liabilities	2,661	1,657
Other	2,751	1,385
Total accrued liabilities and other	$209,288	$139,381
33

SSR Mining Inc.
Notes to Consolidated Financial Statements

19.DEBT
The following tables summarize the Company’s debt balances (in thousands):

	December 31,
	2025	2024
2019 Notes (1)	$229,640	$228,572

Current portion	$229,640	$—
Non-current portion	$—	$228,572
(1)Amount is net of discount and debt issuance costs of $1.4 million and $1.4 million, respectively.
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
The 2019 Notes were reclassified from Debt, non-current to Current portion of debt as of December 31, 2025 due to the holder right of redemption at par, plus accrued and unpaid interest, which is payable on April 1, 2026 following a twenty business day notice period.
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
34

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
As of December 31, 2025, the Company was in compliance with its covenants and no borrowings were outstanding on the Second Amended Credit Agreement, $399.5 million of borrowing capacity was available and outstanding letters of credit totaled $0.5 million.
Scheduled minimum debt repayments are as follows (in thousands):

2026	$230,000
2027	$—
2028	$—
2029	$—
2030	$—
Thereafter	$—
As of December 31, 2025, the 2019 Notes were reclassified from non-current debt to the current portion of debt as a result of the holder’s redemption right at par, plus accrued and unpaid interest, exercisable with a twenty business day notice and payable on April 1, 2026.
20.EQUITY
The Company has awards outstanding under its 2017, 2020 and 2021 Share Compensation Plans which include stock options, DSUs, RSUs, PSUs, and ISUs up to an aggregate total of 3.8% of the Company’s issued and outstanding common stock. There are 2,837,763 shares available for issuance under the Share Compensation Plans.
Stock-based compensation expense
Stock-based compensation expense has been recognized as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of sales (1)	$2,306	$797	$536
General and administrative expense	42,232	3,915	4,634
Exploration and evaluation	23	12	—
	$44,561	$4,724	$5,170
(1)    Excludes depreciation, depletion, and amortization.

35

SSR Mining Inc.
Notes to Consolidated Financial Statements

Deferred share units
Non-executive directors may elect to receive all or a portion of their annual compensation in the form of DSUs which are linked to the value of the Company's common stock. DSUs are issued on a quarterly basis at the market value of the Company's common stock at the date of grant. DSUs vest immediately and are redeemable in cash. 50% of a director's DSUs will be automatically redeemed on each of the following dates: (i) three months following the date the eligible director ceases to be a director of the Company and (ii) the earlier of fifteen months following, or December 31 of the calendar year following the date the eligible director ceases to be a director of the Company. In connection with the acquisition of Alacer, the Company issued DSU Replacement Units to replace the outstanding DSUs of Alacer. Each DSU Replacement Unit entitles a former director of Alacer to receive a cash payment equal to the fair value of one common share on the date the director ceases to be a director.
The fair value of the outstanding DSUs and DSU Replacement Units at the end of each reporting period was recognized as a liability and included in Accrued liabilities and other.
During the years ended December 31, 2025, 2024, and 2023, total cash paid to settle DSUs and DSU Replacement Units was $2.3 million, nil, and $1.1 million, respectively. The fair value of DSUs and DSU Replacement Units granted and vested was $1.2 million, $1.4 million, and $1.4 million, for the years ended December 31, 2025, 2024, and 2023, respectively.
The following table summarizes the changes in DSUs and DSU Replacement Units outstanding during the year ended December 31, 2025 (in thousands except per share amounts):

	Number of Shares	Weighted Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Balance as of January 1, 2025	876	$19.26
Granted	111	10.80
Exercised/Released	(169)	13.43
Canceled/Forfeited	(5)	12.13
Balance as of December 31, 2025	813	19.37	$17,824
Restricted share units
The Company grants RSUs to executives and eligible employees which vest over a period of three years. On February 10, 2021, the Company’s Board indicated its intention to settle all RSUs in common shares when vested. RSUs are classified as equity and presented in Common shares.
The fair value of RSUs granted was $10.6 million, $8.8 million, and $8.7 million, for the years ended December 31, 2025, 2024 and 2023, respectively. The fair value of RSUs vested was $11.5 million, $7.0 million, and $4.5 million, during the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, there was $9.7 million of total unrecognized compensation cost related to unvested RSUs expected to be recognized over approximately 2.7 years.
36

SSR Mining Inc.
Notes to Consolidated Financial Statements

The following table summarizes the changes in RSUs outstanding during the year ended December 31, 2025 (in thousands except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate intrinsic value
Balance as of January 1, 2025	1,883	$7.52
Granted	1,476	7.15
Exercised/Released	(805)	14.31
Canceled/Forfeited	(298)	6.59
Balance as of December 31, 2025	2,256	4.98	$49,472
Performance share units
PSUs are granted to senior executives and vest after a performance period of three years. The vesting of these awards is based on the Company's achievement of specified factors, including production and return on investment compared to budget and total shareholder return in comparison to its peer group. Awards vested range from 0% to 200% of initial PSUs granted. On February 10, 2021, the Company's Board indicated its intention to settle all PSUs issued under the Company's plans in cash when vested. PSUs are classified as liabilities and included in Accrued liabilities and other and Other non-current liabilities.
During the years ended December 31, 2025, 2024 and 2023, total cash paid to settle PSUs was $0.5 million, $1.7 million, and $1.8 million, respectively. The fair value of PSUs granted was $6.6 million, $6.3 million, and $6.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. The fair value of PSUs vested was $3.4 million, $4.2 million, and $3.9 million, during the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, there was $24.8 million of total unrecognized compensation cost related to unvested PSUs expected to be recognized over approximately 2.0 years.
The following table summarizes the changes in PSUs outstanding during the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of January 1, 2025	1,928	$9.83
Granted	950	6.93
Exercised/Released	(210)	16.03
Canceled/Forfeited	(170)	5.83
Balance as of December 31, 2025	2,498	8.48	$54,756
Repurchase of common shares
During the year ended December 31, 2025, the Company made no repurchases of its outstanding common shares.
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
37

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
21.SUPPLEMENTAL CASH FLOW INFORMATION
Net change in operating assets and liabilities during the years ended December 31 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Decrease (increase) in operating assets:
Trade and other receivables	$(24,281)	$2,892	$(42,166)
Inventories	(147,925)	(80,289)	(33,341)
Prepaids, related party	(23,549)	—	—
Other operating assets	(5,086)	133	(19,528)
Increase (decrease) in operating liabilities:
Accounts payable	(1,050)	(6,490)	(41,873)
Accrued liabilities and other	30,781	12,666	4,034
Other operating liabilities	(1,548)	(1,177)	193
	$(172,658)	$(72,265)	$(132,681)

Other cash information during the years ended December 31 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest paid	$(9,035)	$(7,425)	$(16,464)
Interest received	$12,786	$15,744	$14,928
Income taxes paid (1)	$(101,267)	$(25,541)	$(33,586)
Insurance proceeds received related to the Çöpler Incident (2)	$44,409	$—	$—
(1)Refer to Note 10 to the Consolidated Financial Statements for further disaggregation of the income taxes paid for the year ended December 31, 2025.
(2)The Company received business interruption insurance proceeds of $44.4 million associated with the Çöpler Incident. These proceeds are classified within operating activities in the Consolidated Statement of Cash Flows, as they represent recovery of lost revenues and operating costs.
Blue Chip Swaps
For the year ended December 31, 2025, the Company converted $121.1 million of blue chip swap securities and incurred losses of $5.8 million. For the year ended December 31, 2024, the Company converted $67.9 million of blue chip swap securities and incurred losses of $19.7 million. For the year ended December 31, 2023, the Company converted $18.6 million of blue chip swap securities and incurred losses of $3.6 million.
38

SSR Mining Inc.
Notes to Consolidated Financial Statements

22.RELATED PARTY TRANSACTIONS
Related party prepaids
During the year ended December 31, 2025, Artmin Madencilik Sanayi Ve Ticaret A.Ş (“Artmin”) advanced payments to Gap İnşaat Yatırım ve Dış Ticaret A.Ş (“Gap İnşaat”) associated with development activities at Hod Maden. Gap İnşaat is a wholly owned subsidiary of Calik Holding. Calik Holding owns 100% of Lidya Madencilik Sanayi ve Ticaret A.Ş (“Lidya Mines”), the Company’s joint venture partner. The Company advanced $24.5 million to Gap İnşaat. During the year ended December 31, 2025, approximately $1.0 million of the advance was reclassified to Mineral properties, plant and equipment, net. As of December 31, 2025, the carrying amount of the advance was approximately $23.5 million.
Related party loan
Artmin Madencilik Sanayi Ve Ticaret A.Ş (“Artmin”) entered into loan agreements with Mariana, as lender, to fund Horizon’s portion of working capital spend of the Hod Maden project. The loans are unsecured and bear interest at the credit default swap premium of Türkiye plus a fixed spread of 4.0% at the end of each calendar quarter. The loans mature five years from the close date ranging from June 2028 to December 2030. Artmin’s loans with Horizon had a total borrowing capacity of $51.4 million, of which $51.4 million was outstanding as of December 31, 2025. The liability is included in Debt, related party in the Consolidated Balance Sheets. As of December 31, 2025, no repayments have been made. Interest expense for these loans totaled $2.1 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively. The interest expense on the loan is included in Interest expense in the Consolidated Statements of Operations.
Related party line of credit
During 2024, the Company’s majority owned subsidiary, Anagold Madenncilik Sanayi ve Ticaret A.Ş, entered into loan agreements with Aktif Bank, as lender, to fund Lidya Mines’ portion of reclamation and environmental obligations. Aktif Bank is a wholly owned subsidiary of Calik Holding. The loan agreements provide for a non-revolving credit facility in an aggregate principal amount of up to $11.0 million. During the year ended December 31, 2025, the Company amended the terms of the outstanding loan agreements to extend the maturity date from August 2025 to August 2026 and to increase the stated interest rate from 10.00% to 10.15% per annum. The loans are guaranteed by Lidya Madencilik Sanayi ve Ticaret A.Ş. As of December 31, 2025, the outstanding balance of the loan was $11.0 million and is included in Current portion of debt, related party in the Consolidated Balance Sheets. As of December 31, 2025, no repayments have been made. Interest expense totaled $1.2 million and $0.3 million for the year ended December 31, 2025 and 2024, respectively. The interest expense on the loan is included in Interest expense in the Consolidated Statements of Operations.
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
39

SSR Mining Inc.
Notes to Consolidated Financial Statements

Environmental matters
CC&V - Carlton Tunnel
The Carlton Tunnel was a historic tunnel completed in 1941 with the purpose of draining the southern portion of the mining district, subsequently consolidated by CC&V. CC&V has held discharge permits for the Carlton Tunnel since 1983, primarily to focus on monitoring. The monitoring data accumulated since the mid-1970s have indicated consistency in the water quality discharged from the Carlton Tunnel over time. In 2006, legal proceedings and work with the regulator confirmed that the water flowing out of the Carlton Tunnel portal is akin to natural spring water and did not constitute mine drainage. However, when the Water Quality Control Division of the Colorado Department of Public Health and Environment (the “Division”) issued new discharge permits in January 2021, the Division imposed new water quality limits. In June 2025, the Water Quality Control Commission agreed to site specific standards for CC&V and a Discharger Specific Variance (“DSV”) for certain water quality standards. In January 2026, the Division issued a modification to CC&V's discharge permit to implement site specific standards for certain water quality standards, and a DSV and compliance extension for certain other standards. CC&V continues to study alternative long-term remediation plans for water discharged from the Carlton Tunnel, while also continuing to work with regulators to identify and implement the highest feasible alternative treatments. Depending on the plans that may ultimately be agreed with regulators, a material adjustment to the remediation liability may be required. Refer to Note 3 for further information on the acquisition of CC&V.
Surety bonds
The Company uses surety bonds to support certain environmental bonding obligations. As of December 31, 2025 and 2024, the Company had surety bonds totaling $500.1 million and $153.0 million outstanding, respectively.
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
40

SSR Mining Inc.
Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with participation of the Company's principal executive and principal financial officers, has evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2025, the end of the period covered by this report. Based on such evaluation, the Company's principal executive and principal financial officers have concluded that, as of December 31, 2025, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in "Internal Control-Integrated Framework" (2013). Based upon its assessment, management concluded that, at December 31, 2025, the Company’s internal control over financial reporting was effective.
41

SSR Mining Inc.
Notes to Consolidated Financial Statements

The Company completed the acquisition of CC&V on February 28, 2025. Subsequent to the acquisition, certain elements of CC&V’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. The total assets and total revenues of CC&V excluded from our assessment represent 2.0% and 0.0% respectively, of the Company's consolidated financial statement amounts as of and for the year ended December 31, 2025.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
42

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
43

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

10.2 *	SSR Mining Inc. 2024 Share Compensation Plan (incorporated by reference to SSR Mining Inc.'s Registration Statement on Form S-8 filed with the SEC on December 18, 2024).
10.3 *	SSR Mining Inc. 2021 Share Compensation Plan (incorporated by reference to SSR Mining Inc.’s Registration Statement on Form S-8 filed with the SEC on September 3, 2021).
10.4 *	SSR Mining Inc. Non-Employee Director’s Deferred Share Unit Plan.
10.5 *	SSR Mining Inc. 2020 Share Compensation Plan.
10.6 *	SSR Mining Inc. 2017 Share Compensation Plan.
10.7 *	SSR Mining Inc. Short-Term Incentive Compensation Program Plan.
10.8	Employment Agreement, dated October 1, 2020, between SSR Mining Inc. and Rodney P. Antal.
10.9	Employment Agreement, dated October 1, 2020, between SSR Mining Inc. and F. Edward Farid.
10.10	Employment Agreement, dated October 1, 2020, between SSR Mining Inc. and Michael J. Sparks.
10.11	Employment Agreement, dated August 2, 2022, between SSR Mining Inc. and John Ebbett
10.12	Employment Agreement, dated January 5, 2023, between SSR Management Inc. and William MacNevin.
44

10.13	Amendment to Employment Agreement, made effective as of March 7, 2024, between SSR Mining. and F. Edward Farid.
10.14	Amendment to Employment Agreement, made effective as of March 7, 2024, between SSR Management Inc. and Michael J. Sparks.
10.15 *	SSR Mining Inc. 2020 Share Compensation Plan Form Agreement for Restricted Share Units.
10.16 *	SSR Mining Inc. 2020 Share Compensation Plan Form Agreement for Performance Share Units.
10.17	Share Purchase Agreement, dated as of December 6, 2024, by and among SSR Mining Inc., SSR Holdings Inc. and Newmont Corporation.
19	SSR Mining Insider Trading Policy.
21 +	Subsidiaries of SSR Mining Inc.
23.1 +	Consent of PricewaterhouseCoopers LLP (United States).
23.2 +	Consent of PricewaterhouseCoopers LLP (Canada).
23.3 +	Consent of Qualified Person for Technical Report Summary on Çöpler Property, Türkiye.
23.4 +	Consent of Qualified Person for Technical Report Summary on the Marigold Complex, Nevada, USA.
23.5 +	Consent of Qualified Person for Technical Report Summary on the Seabee Gold Operations, Saskatchewan, Canada.
23.6 +	Consent of Qualified Person of Technical Report Summary on the Puna Property, Argentina.
23.7 +	Consent of Qualified Person for Technical Report Summary on the Cripple Creek & Victor Gold Mine, Colorado, USA.
23.8 +	Consent of Qualified Person of Technical Report Summary on Hod Maden
23.9 +	Consent of Qualified Person SSR.
31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95 +	Mine Safety Information Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
96.1	Technical Report Summary on Çöpler Property, Türkiye.
96.2	Technical Report Summary on the Marigold Complex, Nevada, USA.
96.3	Technical Report Summary on the Seabee Gold Operations, Saskatchewan, Canada.
96.4	Technical Report Summary on the Puna Property, Argentina.
96.5	Technical Report Summary on the Cripple Creek & Victor Gold Mine, Colorado, USA.
96.6	Technical Report Summary on Hod Maden
97	SSR Mining Incentive Compensation Recoupment Policy
45

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
46

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SSR MINING INC. Registrant
Date: February 17, 2026	/s/ Rodney P. Antal
Name: Rodney P. Antal Title: Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Rodney P. Antal	Executive Chairman	February 17, 2026
Rodney P. Antal	(Principal Executive Officer)

/s/ Michael J. Sparks	Executive Vice President, Chief Financial Officer	February 17, 2026
Michael J. Sparks	(Principal Financial Officer)

/s/ Russell Farnsworth	Vice President, Controller	February 17, 2026
Russell Farnsworth	(Principal Accounting Officer)

/s/ Thomas Bates, Jr.	Director	February 17, 2026
Thomas Bates, Jr.

/s/ Brian R. Booth	Director	February 17, 2026
Brian R. Booth

/s/ Laura Mullen	Director	February 17, 2026
Laura Mullen

/s/ Alan P. Krusi	Director	February 17, 2026
Alan P. Krusi

/s/ Daniel Malchuk	Director	February 17, 2026
Daniel Malchuk

/s/ Kay Priestly	Director	February 17, 2026
Kay Priestly

/s/ Karen Swager	Director	February 17, 2026
Karen Swager
47