Form 10-Q
period 2026-03-31
SSR MINING INC.
filed 2026-05-05
CIK 921638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
  ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes    ☒ No
There were 207,491,071 common shares outstanding on April 30, 2026.

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
Forward-looking statements include, without limitation, the types of statements listed under the heading “Forward-Looking Statements” in Part I, Item 1. Business of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 17, 2026 (“Form 10-K”).
The forward-looking information and statements in this report are based on a number of material factors and assumptions, including, but not limited to, the factors discussed in the Form 10-K and in our previously filed Quarterly Reports on Form 10-Q, including those discussed in the “Business,” “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections. Such factors are not exhaustive of the factors that may affect any of the Company’s forward-looking statements and information, and such statements and information will not be updated to reflect events or circumstances arising after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SSR Mining Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands except per share)

	Three Months Ended March 31,
	2026	2025
Revenue	$581,778	$316,618
Operating costs and expenses:
Cost of sales (1)	195,119	136,641
Depreciation, depletion, and amortization	30,180	30,613
General and administrative expense	38,480	23,894
Exploration and evaluation	5,304	5,961
Reclamation and remediation costs	6,498	3,705
Other operating expense (income), net	5,816	9,020
Operating income (loss)	300,381	106,784
Other income (expense):
Interest expense	(1,270)	(1,792)
Other income (expense)	7,907	6,252
Foreign exchange gain (loss)	2,943	(5,631)
Total other income (expense)	9,580	(1,171)
Income (loss) before income and mining taxes	309,961	105,613
Income and mining tax benefit (expense)	(59,780)	(16,439)
Net income (loss) from continuing operations	250,181	89,174
Net income (loss) from discontinued operations	(365,333)	(34,728)
Net income (loss)	(115,152)	54,446
Net loss (income) attributable to non-controlling interest, net of tax:
Continuing operations	2,295	(3,473)
Discontinued operations	6,407	7,808
Net income (loss) attributable to SSR Mining shareholders	$(106,450)	$58,781

Net income (loss) attributable to SSR Mining shareholders:
Continuing operations	252,476	85,701
Discontinued operations	(358,926)	(26,920)
	$(106,450)	$58,781

Weighted-average common shares
Basic	205,619	202,420
Diluted	217,651	216,546

Net income (loss) per share attributable to SSR Mining shareholders
Basic:
Continuing operations	$1.23	$0.42
Discontinued operations	$(1.75)	$(0.13)
Diluted:
Continuing operations	$1.16	$0.40
Discontinued operations	$(1.75)	$(0.13)
(1)Excludes depreciation, depletion, and amortization.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income (loss)	$(115,152)	$54,446
Net (income) loss from discontinued operations	365,333	34,728
Adjustments for:
Depreciation, depletion, and amortization	30,180	30,613
Reclamation and remediation costs	6,498	3,705
Payments for reclamation and remediation liabilities	(644)	(535)
Deferred income taxes	8,757	(3,999)
Stock-based compensation	20,483	9,890
Loss (gain) on derivative instruments	(10,519)	(53)
Change in fair value of marketable securities	(838)	(1,656)
Loss (gain) on sale and disposal of assets, net	3,242	—
Change in fair value of deferred and contingent consideration	1,029	1,206
Other taxes	224	236
Loss (gain) on foreign exchange	(1,439)	914
Other operating activities	2,027	1,734
Net change in operating assets and liabilities	(9,573)	(14,528)
Net cash provided by (used in) operating activities of continuing operations	299,608	116,701
Net cash provided by (used in) operating activities of discontinued operations	(35,119)	(34,365)
Net cash provided by (used in) operating activities	264,489	82,336

Investing activities
Additions to mineral properties, plant and equipment	(88,826)	(44,807)
Acquisitions, net	—	(108,736)
Purchases of marketable securities	(1,624)	(6,141)
Net proceeds from sale of marketable securities	4,662	8,856
Net cash used in investing activities of continuing operations	(85,788)	(150,828)
Net cash used in investing activities of discontinued operations	(481)	(953)
Net cash used in investing activities	(86,269)	(151,781)

Financing activities
Proceeds from the issuance of debt, related party	14,700	3,600
Proceeds from exercise of stock options	422	—
Principal payments on finance leases	(1,803)	—
Taxes paid related to net share settlement of equity awards	(2,781)	—
Payment of contingent consideration	(87,500)	—
Other financing activities	(25)	—
Net cash provided by (used in) financing activities of continuing operations	(76,987)	3,600
Net cash provided by (used in) financing activities of discontinued operations	(1,232)	(925)
Net cash provided by (used in) financing activities	(78,219)	2,675
Effect of foreign exchange rate changes on cash and cash equivalents	2,913	(1,500)
Change in cash and cash equivalents classified as held for sale	6,422	10,222
Net increase (decrease) in cash and cash equivalents	109,336	(58,048)
Cash and cash equivalents beginning of period	524,750	363,987
Cash and cash equivalents end of period	$634,086	$305,939
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$634,086	$524,750
Marketable securities	40,270	40,779
Trade and other receivables	138,633	136,721
Inventories	522,949	488,800
Prepaids and other current assets	49,137	30,299
Prepaids, related party	23,856	23,549
Assets held for sale	2,259,953	42,223
Total current assets	3,668,884	1,287,121

Mineral properties, plant and equipment, net	1,885,346	1,835,722
Inventories	327,075	328,923
Deferred income tax assets	4,567	4,857
Other non-current assets	60,862	62,279
Assets held for sale	—	2,574,996
Total assets (1)	$5,946,734	$6,093,898

LIABILITIES
Accounts payable	$36,604	$29,201
Accrued liabilities and other	228,370	197,353
Reclamation and remediation liabilities	7,895	8,814
Finance lease liabilities	91	1,745
Current portion of debt	—	229,640
Contingent consideration liabilities	—	86,625
Liabilities held for sale	415,713	64,979
Total current liabilities	688,673	618,357

Debt, related party	66,119	51,419
Reclamation and remediation liabilities	396,826	390,209
Deferred income tax liabilities	206,995	198,527
Contingent consideration liabilities	107,249	106,356
Other non-current liabilities	52,109	39,327
Liabilities held for sale	—	375,449
Total liabilities (1)	1,517,971	1,779,644

EQUITY
Common shares – unlimited authorized common shares with no par value; 216,512 and 203,001 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3,228,315	2,998,654
Retained earnings	402,669	509,119
SSR Mining’s shareholders’ equity	3,630,984	3,507,773
Non-controlling interest	797,779	806,481
Total equity	4,428,763	4,314,254
Total liabilities and equity	$5,946,734	$6,093,898

SSR Mining Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)
(1)The consolidated assets as of March 31, 2026 and December 31, 2025 include $900.4 million and $858.8 million, respectively, of assets of variable interest entities (“VIEs”) that can only be used to settle the obligations of the VIEs. As of March 31, 2026 and December 31, 2025, the assets include Cash and cash equivalents of $17.0 million and $9.2 million, respectively; Trade and other receivables of $2.0 million and $3.3 million, respectively; Prepaids and other current assets of $10.4 million and $7.1 million, respectively; Prepaids, related party of $23.9 million and $23.5 million, respectively; Mineral properties, plant and equipment, net of $841.9 million and $811.3 million, respectively; and Other non-current assets of $5.2 million and $4.4 million, respectively. The consolidated liabilities as of March 31, 2026 and December 31, 2025 include $143.7 million and $132.8 million, respectively, of liabilities of VIEs whose creditors have no recourse to the Company. As of March 31, 2026 and December 31, 2025, the liabilities include Accounts payable of $3.6 million and $3.8 million, respectively; Accrued liabilities and other of $3.1 million and $4.1 million, respectively; Deferred income tax liabilities of $71.0 million and $73.5 million, respectively; and Other non-current liabilities of $66.0 million and $51.4 million, respectively. Certain consolidated VIE assets and liabilities were classified as held for sale during the first quarter of 2026, refer to Note 3 and Note 4 for further details on held for sale and discontinued operations.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statements of Changes in Equity
(unaudited, in thousands)

	Common shares
	Number of shares	Amount	Retained earnings	Total equity attributable to SSR Mining shareholders	Non-controlling interest	Total equity
Balance as of December 31, 2025	203,001	$2,998,654	$509,119	$3,507,773	$806,481	$4,314,254
Exercise of stock options	20	418	—	418	—	418
Settlement of restricted share units (RSUs)	430	(2,781)	—	(2,781)	—	(2,781)
Equity-settled stock-based compensation	—	2,493	—	2,493	—	2,493
Conversion of 2019 Notes	13,061	229,531	—	229,531	—	229,531
Net income (loss)	—	—	(106,450)	(106,450)	(8,702)	(115,152)
Balance as of March 31, 2026	216,512	$3,228,315	$402,669	$3,630,984	$797,779	$4,428,763

	Common shares
	Number of shares	Amount	Retained earnings	Total equity attributable to SSR Mining shareholders	Non-controlling interest	Total equity
Balance as of December 31, 2024	202,369	$2,993,678	$113,365	$3,107,043	$839,818	$3,946,861
Settlement of restricted share units (RSUs)	169	—	—	—	—	—
Equity-settled stock-based compensation	—	2,301	—	2,301	—	2,301
Net income (loss)	—	—	58,781	58,781	(4,335)	54,446
Balance as of March 31, 2025	202,538	$2,995,979	$172,146	$3,168,125	$835,483	$4,003,608
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.THE COMPANY
SSR Mining Inc. and its subsidiaries (collectively, “SSR Mining” or the “Company”) is a precious metals mining company with four operations located in the United States, Canada, and Argentina. The Company is principally engaged in the operation, acquisition, exploration and development of precious metal resource properties located in the Americas. The Company produces gold doré as well as copper, silver, lead and zinc concentrates. The Company’s properties include the Marigold Mine (“Marigold”) in Nevada, USA, the Cripple Creek & Victor Gold Mine (“CC&V”) in Colorado, USA, the Seabee Gold Operation (“Seabee”) in Saskatchewan, Canada, and Puna Operations (“Puna”) in Jujuy, Argentina. The Company also has development projects, including the Hod Maden project (“Hod Maden”) in Türkiye, that it seeks to advance, as market and project conditions permit.
In March 2026, the Company entered into a definitive share purchase agreement to sell the Çöpler Gold Mine (“Çöpler”) and related properties in Türkiye and, as a result, classified the disposal group as held for sale. The results have been presented as discontinued operations in the accompanying Condensed Consolidated Financial Statements. Refer to Note 3 and Note 4 for further details regarding the sale.
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Held for Sale and Discontinued Operations
The Company classifies long-lived assets, or disposal groups comprised of assets and liabilities, as held for sale in the period in which the criteria are met in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment (“ASC 360”). A component of an entity that is classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the component exceeds its estimated fair value less cost to sell, a loss is recognized. Any subsequent increase in fair value less costs to sell (not exceeding the accumulated loss that has been previously recognized) is recognized as a reversal of expense. Additional losses may result as the Company continues to evaluate the fair value of assets held for sale and monitors market conditions and other economic factors. Assets and liabilities related to a component classified as held for sale are segregated in the current balance sheets in the period in which the component is classified as held for sale. The Company ceases depreciation and amortization on long-lived assets (or disposal groups) classified as held for sale.
The Company reports the results of operations of a component as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results when the component is classified as held for sale, in accordance with ASC 360, and ASC 205-20, Presentation of Financial Statements - Discontinued Operations (“ASC 205”). The results of discontinued operations are reported in net income (loss) from discontinued operations, net of income taxes in the accompanying Condensed Consolidated Statements of Operations for current and prior periods, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell.
Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) in the United States. Therefore, this information should be read in conjunction with SSR Mining Inc.’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed on February 17, 2026. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. The results for the three month periods ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
Reclassifications
Certain reclassifications have been made to the prior period financial information to reflect discontinued operations presentation. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate solely to continuing operations and exclude all discontinued operations.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2024-03 provides guidance requiring that public business entities to disclose additional information about specific expense categories in the notes to financial statements. The new standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The ASU 2024-03 should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date, or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the standard on the Condensed Consolidated Financial Statements.

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
The milestone-based payments include $87.5 million payable upon final approval of the application to amend the CC&V Cresson Permit and $87.5 million payable upon obtaining regulatory relief related to flow-related permitting requirements for the Carlton Tunnel, including steps taken to achieve the highest feasible alternative in relation to Carlton Tunnel water flow. During the first quarter of 2026, the Company completed the payment of $87.5 million to Newmont and was relieved of the contingent payment associated with the Carlton Tunnel. Refer to Note 20 for additional information.
Upon completion of an updated regulator-approved closure plan and in the event the aggregate closure costs at CC&V exceed $500.0 million, the Company will be responsible for funding 10% of the incremental closure costs while Newmont will be responsible for funding 90% of the incremental closure costs, either on an as-incurred basis or pursuant to a lump-sum payment option. The Company will account for this as an indemnification asset under the FASB Accounting Standards Codification Topic 805, Business Combinations, and will recognize an asset for 90% of the aggregated closure costs at CC&V in excess of $500.0 million that Newmont will be responsible for funding, with no limit on the maximum cost. As of the Acquisition Date and March 31, 2026, the Company did not recognize an indemnification asset as the recognition criteria had not been met.
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
(2)The fair value of the contingent consideration is based on a probability weighted discounted cash flow model. The contingent consideration is considered a Level 3 fair value measurement due to certain assumptions that are not based on observable market data (refer to Note 11 for additional information). The significant assumptions include probability and timing of milestones and discount rates. The range of the undiscounted amounts the Company could be obligated to pay is between $87.5 million and $175.0 million.
The Company retained a third-party valuation specialist to assist in determining the fair value of assets acquired and liabilities assumed. In accordance with the acquisition method of accounting, the purchase price of CC&V has been allocated to the acquired assets and assumed liabilities based on their estimated acquisition date fair values. The fair value estimates were based on income, market and cost valuation methods.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the final purchase price allocation for the acquisition of CC&V (in thousands):

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
(2)The fair value of mineral properties has been estimated using a market approach based on estimated quantities of mineral reserves and mineral resources and in-situ multiples. The fair values of plant and equipment have been estimated using a depreciated replacement cost approach.
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
(4)Deferred income tax liabilities represent future tax expense associated with the differences between the fair value allocated to assets and liabilities and the tax basis of those assets and liabilities.
Pro forma financial information
The following unaudited pro forma financial information represents a summary of the historical consolidated results of operations for the three months ended March 31, 2025, giving effect to the acquisition as if it had been completed on January 1, 2024. The pro forma financial information is provided for illustrative purposes only and is not intended to represent what the Company’s financial position or results of operations would have been had the acquisition occurred on the assumed date, nor does it purport to project the future operating results or the financial position of the Company following the acquisition.
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table provides unaudited pro forma financial information for the three months ended March 31, 2025, as if CC&V had been acquired as of January 1, 2024 (in thousands):

Three Months Ended March 31,
2025
Revenue	$404,776
Net income attributable to SSR Mining shareholders (1)	$94,136
(1)For the three months ended March 31, 2025, net income includes $6.8 million of transaction and integration costs.
Divestitures
Divestiture of ownership in the Çöpler Mine

On March 24, 2026, the Company, through its wholly owned subsidiary Alacer Gold Corp. S.à r.l., entered into a share purchase agreement with Cengiz Holding A.S. (“Cengiz Holding”), a corporation organized under the laws of the Republic of Türkiye, to divest its 80% ownership interest in the Çöpler mine and related properties in Türkiye for cash consideration of approximately $1.5 billion, subject to certain post-closing adjustments. This transaction is expected to close in the third quarter of 2026, subject to required Turkish regulatory approvals and other customary closing conditions.
The Company determined that in conjunction with entering into the share purchase agreement, the operations of the Çöpler mine meet the criteria for classification as held for sale and for discontinued operations reporting, as the sale will represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the assets and liabilities of the Çöpler mine have been classified as held for sale, and the results of operations and cash flows of the Çöpler mine have been presented as discontinued operations in the Condensed Consolidated Financial Statements. Refer to Note 4 for additional information.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4.HELD FOR SALE AND DISCONTINUED OPERATIONS
The following table presents the results of operations for discontinued operations, as reported in the Company’s Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating costs and expenses:
Exploration and evaluation	$862	$904
Reclamation and remediation costs	892	615
Adjustment to fair value (1)	338,229	—
Care and maintenance (2)	36,641	35,795
Other operating expense (income), net	3,945	2,578
Operating income (loss)	(380,569)	(39,892)
Other income (expense):
Interest expense	(1,615)	(1,577)
Other income (expense)	236	71
Foreign exchange gain (loss)	106	(422)
Total other income (expense)	(1,273)	(1,927)
Income (loss) before income and mining taxes	(381,842)	(41,819)
Income and mining tax benefit (expense)	16,874	7,301
Equity income (loss) of affiliates	(365)	(210)
Net income (loss) from discontinued operations	(365,333)	(34,728)
Net loss (income) from discontinued operations attributable to non-controlling interest	6,407	7,808
Net income (loss) from discontinued operations attributable to SSR Mining shareholders	$(358,926)	$(26,920)
(1)Represents the write-down of the Çöpler disposal group to fair value less costs to sell as of the held for sale date.
(2)For the three months ended March 31, 2026 and 2025, care and maintenance expense represents $21.7 million and $20.6 million, respectively, of direct costs, excluding costs associated with environmental reclamation and remediation, and $14.9 million and $15.2 million, respectively, of depreciation incurred during the suspension of operations at Çöpler.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the major classes of assets and liabilities classified as held for sale, as reported in the Company’s Condensed Consolidated Balance Sheets for the periods presented (in thousands):

	March 31, 2026	December 31, 2025
Assets held for sale:
Cash and cash equivalents	$3,662	$10,085
Inventories	300,853	27,521
Prepaids and other current assets	8,206	4,617
Mineral properties, plant and equipment, net	1,947,232	—
Total current assets held for sale	2,259,953	42,223

Mineral properties, plant and equipment, net	—	2,297,532
Inventories	—	274,919
Other non-current assets	—	2,545
Total assets held for sale (1)	$2,259,953	$2,617,219

Liabilities held for sale:
Accounts payable	$9,958	$11,653
Accrued liabilities and other	10,022	11,935
Reclamation and remediation liabilities	230,042	25,379
Finance lease liabilities	80,120	5,012
Current portion of debt, related party	11,000	11,000
Deferred income tax liabilities	72,085	—
Other current liabilities	2,486	—
Total current liabilities held for sale	415,713	64,979

Finance lease liabilities	—	76,344
Reclamation and remediation liabilities	—	207,081
Deferred income tax liabilities	—	88,961
Other non-current liabilities	—	3,063
Total liabilities held for sale (1)	$415,713	$440,428

Non-controlling interest	$352,803	$359,210
(1)The total assets held for sale as of March 31, 2026 and December 31, 2025 include $2,250.7 million and $2,608.7 million, respectively, of assets of VIEs that can only be used to settle the obligations of the VIEs. As of March 31, 2026 and December 31, 2025, the assets include Cash and cash equivalents of $1.3 million and $6.2 million, respectively; Trade and other receivables of $0.1 million and nil, respectively; Inventories, current of $300.8 million and $27.5 million, respectively; Prepaids and other current assets of $6.5 million and $5.2 million, respectively; Mineral properties, plant and equipment, net of $1,942.0 million and $2,294.6 million, respectively; Inventories, non-current of nil and $274.9 million, respectively; and Other non-current assets of nil and $0.3 million, respectively. The total liabilities held for sale as of March 31, 2026 and December 31, 2025 include $413.1 million and $437.5 million, respectively, of liabilities of VIEs whose creditors have no recourse to the Company. As of March 31, 2026 and December 31, 2025, the liabilities include Accounts payable of $9.8 million and $11.5 million, respectively; Accrued liabilities and other of $26.1 million and $25.7 million, respectively; Reclamation and remediation liabilities, current of $230.0 million and $25.4 million, respectively; Finance lease liabilities, current of $75.1 million and nil, respectively; Deferred income tax liabilities, current of $72.1 million and nil, respectively; Reclamation and remediation liabilities, non-current of nil and $207.1 million, respectively; Finance lease liabilities, non-current of nil and $76.3 million, respectively; Deferred income tax liabilities, non-current of nil and $88.9 million, respectively; and Other non-current liabilities of nil and $2.6 million, respectively.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5.OPERATING SEGMENTS
The Company identifies its segments according to how the chief operating decision maker (“CODM”) evaluates financial performance and allocates resources. The Company’s CODM is the chief executive officer. The CODM assesses the segments’ performance by using each segment’s operating income and primarily relies on operating income for each segment during the annual budgeting and forecasting process. On a quarterly basis, the CODM reviews budget-to-actual variances for profit metrics to inform decisions on the allocation of operating and capital resources across segments.
As described in Note 3, the Çöpler mine and related properties met the criteria for classification as held for sale and discontinued operations as of March 31, 2026, and are excluded from the tables below. Following the removal of Çöpler, the Company determined that it has four reportable and operating segments represented by each of its producing mine sites.
The following tables provide a summary of financial information related to the Company’s segments (in thousands):

	Three Months Ended March 31, 2026
	Marigold	CC&V	Seabee	Puna	Segment Total	Corporate and other (1)	Total from Continuing Operations
Revenue	$187,639	$186,452	$28,446	$179,241	$581,778	$—	$581,778
Cost of sales (2)	$71,634	$54,746	$21,245	$47,494	$195,119	$—	$195,119
Depreciation, depletion, and amortization	$9,999	$5,379	$6,936	$7,711	$30,025	$155	$30,180
General and administrative expense	$—	$—	$—	$—	$—	$38,480	$38,480
Exploration and evaluation	$243	$23	$1,815	$2,120	$4,201	$1,103	$5,304
Reclamation and remediation costs	$889	$3,993	$336	$1,280	$6,498	$—	$6,498
Other operating expense (income), net	$2,843	$643	$399	$224	$4,109	$1,707	$5,816
Operating income (loss)	$102,031	$121,668	$(2,285)	$120,412	$341,826	$(41,445)	$300,381
Interest expense	$—	$(8)	$(12)	$5	$(15)	$(1,255)	$(1,270)
Interest income	$203	$140	$204	$321	$868	$2,292	$3,160
Other income (expense)	$(203)	$387	$(22)	$4,933	$5,095	$(348)	$4,747
Foreign exchange gain (loss)	$—	$—	$85	$5,577	$5,662	$(2,719)	$2,943
Income (loss) before income and mining taxes	$102,031	$122,187	$(2,030)	$131,248	$353,436	$(43,475)	$309,961
Capital expenditures	$25,673	$7,477	$17,808	$4,745	$55,703	$30,624	$86,327
Total assets as of March 31, 2026	$928,448	$754,844	$368,182	$461,771	$2,513,245	$1,173,536	$3,686,781
(1)Corporate and other consists of business activities that are not included within the reportable segments and is provided for reconciliation purposes. The exploration, evaluation and development properties and the portfolio of prospective exploration tenures, near or adjacent to the existing operations, are included in the respective reportable segment. The greenfield standalone prospects and development projects are included in Corporate and other.
(2)Excludes depreciation, depletion, and amortization.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31, 2025
	Marigold	CC&V (1)	Seabee	Puna	Segment Total	Corporate and other (2)	Total from Continuing Operations
Revenue	$117,180	$34,872	$76,302	$88,264	$316,618	$—	$316,618
Cost of sales (3)	$58,726	$17,966	$23,130	$36,819	$136,641	$—	$136,641
Depreciation, depletion, and amortization	$8,713	$504	$13,504	$7,780	$30,501	$112	$30,613
General and administrative expense	$—	$—	$—	$—	$—	$23,894	$23,894
Exploration and evaluation	$692	$195	$4,140	$373	$5,400	$561	$5,961
Reclamation and remediation costs	$806	$1,284	$336	$1,279	$3,705	$—	$3,705
Other operating expense (income), net	$344	$3	$—	$236	$583	$8,437	$9,020
Operating income (loss)	$47,900	$14,920	$35,192	$41,776	$139,788	$(33,004)	$106,784
Interest expense	$—	$—	$—	$(105)	$(105)	$(1,687)	$(1,792)
Interest income	$1,600	$—	$428	$345	$2,373	$624	$2,997
Other income (expense)	$(213)	$—	$(8)	$3,824	$3,603	$(348)	$3,255
Foreign exchange gain (loss)	$—	$—	$(107)	$(3,685)	$(3,792)	$(1,839)	$(5,631)
Income (loss) before income and mining taxes	$49,287	$14,920	$35,505	$42,155	$141,867	$(36,254)	$105,613
Capital expenditures	$15,250	$1,393	$11,802	$1,954	$30,399	$12,162	$42,561
Total assets as of March 31, 2025	$804,471	$516,068	$371,437	$339,334	$2,031,310	$945,933	$2,977,243
(1)The reported statements of operations amounts reflect results for CC&V from the date of acquisition on February 28, 2025 through March 31, 2025. See Note 3 for additional information.
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6.REVENUE
The following table represents revenues by product (in thousands):

	Three Months Ended March 31,
	2026	2025
Gold sales
Marigold	$187,575	$117,142
CC&V	184,124	34,659
Seabee	28,431	76,278
Concentrate sales
Puna	170,262	86,693
Other (1)
Marigold	64	38
CC&V	2,328	213
Seabee	15	24
Puna	8,979	1,571
Total	$581,778	$316,618
(1)Other revenue includes: changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; silver and copper by-product revenue arising from the production and sale of gold doré.
Revenue by metal
Revenue by metal type are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Gold	$400,130	$228,079
Silver	159,485	75,276
Lead	9,633	11,051
Zinc	1,144	366
Other (1)	11,386	1,846
Total	$581,778	$316,618
(1)Other revenue includes: changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; silver and copper by-product revenue arising from the production and sale of gold doré.
Provisional metal sales
At March 31, 2026, the Company had silver sales of 4.4 million ounces at an average price of $69.30 per ounce, lead sales of 20.3 million pounds at an average price of $0.88 per pound, and zinc sales of 2.2 million pounds at an average price of $1.39 per pound, subject to normal course final pricing over the next several months.
For the three months ended March 31, 2026 and 2025, the change in the fair value of the Company’s embedded derivatives relating to provisional concentrate metal sales was an increase of $8.9 million and $1.6 million, respectively. The changes in fair value have been recorded in Revenue.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7.OTHER OPERATING EXPENSE (INCOME), NET
The following table includes the components of Other operating expense (income), net:

	Three Months Ended March 31,
	2026	2025
Transaction and integration costs	$—	$6,795
Loss (gain) on sale and disposal of assets, net	3,242	344
Change in fair value of contingent consideration	1,706	1,641
Other taxes	224	236
Other	644	4
Total	$5,816	$9,020
8.OTHER INCOME (EXPENSE)
The following table includes the components of Other income (expense):

	Three Months Ended March 31,
	2026	2025
Interest income	$3,160	$2,997
Gain (loss) on investments and on marketable securities sales	3,689	5,151
Change in fair value of marketable securities	838	(1,656)
Other	220	(240)
Total	$7,907	$6,252
9.INCOME AND MINING TAXES
The Company’s consolidated effective income tax rate from continuing operations for the three months ended March 31, 2026 was 19.3%, compared to 15.6% for the three months ended March 31, 2025. The Company, a Canadian domiciled entity, is subject to a blended statutory tax rate of 27%, inclusive of federal and provincial taxes. The effective income tax rate for the three months ended March 31, 2026 differs from the statutory rate primarily due to the tax benefits for excess percentage depletion and foreign derived deduction eligible income, partially offset by additions to the valuation allowance for net operating losses generated by certain entities. The effective income tax rate for the three months ended March 31, 2025 differs from the statutory rate primarily due to deferred tax benefits resulting from foreign currency fluctuations, partially offset by additions to the valuation allowance for net operating losses generated by certain entities.
10.INCOME (LOSS) PER SHARE
The Company calculates basic net income (loss) per share using, as the denominator, the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share uses, as its denominator, the weighted-average number of common shares outstanding during the period plus the effect of dilutive potential common shares during the period.
Dilutive potential common shares include stock options, Restricted Share Units (“RSUs”), and convertible notes.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The calculations of basic and diluted net income (loss) per share attributable to SSR Mining shareholders are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss) from continuing operations	$250,181	$89,174
Net loss (income) attributable to non-controlling interest from continuing operations	2,295	(3,473)
Net income (loss) attributable to SSR Mining shareholders from continuing operations	252,476	85,701
Interest saving on 2019 Notes, net of tax	916	1,232
Net income (loss) from continuing operations used in the calculation of diluted net income per share	$253,392	$86,933

Net income (loss) from discontinued operations	$(365,333)	$(34,728)
Net loss (income) attributable to non-controlling interest from discontinued operations	6,407	7,808
Net income (loss) attributable to SSR Mining shareholders from discontinued operations	(358,926)	(26,920)
Interest saving on 2019 Notes, net of tax	—	1,232
Net income (loss) from discontinued operations used in the calculation of diluted net income per share	$(358,926)	$(25,688)

Weighted-average number of common shares issued	205,619	202,420
Adjustments for dilutive instruments:
Restricted share units	1,396	1,145
2019 Notes	10,636	12,981
Diluted weighted-average number of shares outstanding	217,651	216,546

Net income (loss) per share attributable to SSR Mining shareholders
Basic
Continuing operations	$1.23	$0.42
Discontinued operations	(1.75)	(0.13)
	$(0.52)	$0.29
Diluted (1)
Continuing operations	$1.16	$0.40
Discontinued operations	(1.75)	(0.13)
	$(0.52)	$0.28
(1)Consolidated diluted per share amounts may not sum due to the exclusion of antidilutive shares noted below.
For the three months ended March 31, 2026, $0.9 million of interest saving on convertible notes, net of tax, 10,636 common shares and 1,396 restricted share units were excluded from the diluted income per common share from discontinued operations calculation because the effect would be antidilutive.
For the three months ended March 31, 2025, $1.2 million of interest saving on convertible notes, net of tax, 12,981 common shares, and 1,145 restricted share units were excluded from the diluted income per common share from discontinued operations calculation because the effect would be antidilutive.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11.FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Refer to Note 12 to the audited Consolidated Financial Statements in the Company’s 2025 Annual Report on Form 10-K for further information on the Company's assets and liabilities measured at fair value. The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring (at least annually) and nonrecurring basis by level within the fair value hierarchy (in thousands):

	Fair value at March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$634,086	$—	$—	$634,086
Marketable securities (1)	40,270	—	—	40,270
Trade receivables from provisional sales, net (2)	—	87,276	—	87,276
Derivative assets (3)	—	9,317	—	9,317
Deferred consideration	—	—	28,494	28,494
	$674,356	$96,593	$28,494	$799,443

Liabilities:
Contingent consideration liabilities	$—	$—	$107,249	$107,249
	$—	$—	$107,249	$107,249
(1)Marketable securities of publicly quoted companies, consisting of investments, are valued using a market approach based upon unadjusted quoted prices in an active market obtained from securities exchanges.
(2)The Company’s provisional metal sales contracts, included in Trade and other receivables in the Condensed Consolidated Balance Sheets, are valued using inputs derived from observable market data, including quoted commodity forward prices. The inputs do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy. The changes in fair value of provisional metal sales have been recorded in Revenue in the Condensed Consolidated Statements of Operations.
(3)At times, the Company manages a portion of its exposure to fluctuation in diesel prices and foreign currency exchange rates through derivative financial instruments. In periods when the Company has open derivative positions, the derivative assets and liabilities are valued using pricing models with inputs derived from observable market data, including quoted prices in active markets. The Company’s diesel collar instruments, included in Prepaids and other current assets in the Condensed Consolidated Balance Sheets, are valued using inputs derived from observable market data, including quoted commodity forward prices. The inputs do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy. As of March 31, 2026, the Company has outstanding diesel collar contracts with an aggregate notional volume of approximately 11.0 million gallons, which are expected to settle through December 2026. The gain of $12.2 million resulting from diesel collar contracts has been recorded in Cost of sales in the Condensed Consolidated Statements of Operations.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Fair value at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$524,750	$—	$—	$524,750
Marketable securities (1)	40,779	—	—	40,779
Trade receivables from provisional sales, net (2)	—	90,148	—	90,148
Deferred consideration	—	—	27,755	27,755
	$565,529	$90,148	$27,755	$683,432
Liabilities:
Contingent consideration liabilities	$—	$—	$192,981	$192,981
Other	—	1,202	—	1,202
	$—	$1,202	$192,981	$194,183
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

	Three Months Ended March 31,
	2026	2025
Deferred consideration assets:
Balance as of January 1	$27,755	$26,383
Revaluations	739	864
Balance as of March 31	$28,494	$27,247

	Three Months Ended March 31,
	2026	2025
Contingent consideration liabilities:
Balance as of January 1	$192,981	$29,642
Revaluations	1,768	2,071
Additions	—	135,462
Payments (1)	(87,500)	—
Balance as of March 31	$107,249	$167,175
(1)During the first quarter of 2026, the Company completed the payment of $87.5 million to Newmont and was relieved of the contingent payment associated with the Carlton Tunnel. Refer to Note 3 for additional information.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Fair values of financial assets and liabilities not already measured at fair value
The fair value of the 2019 Notes as compared to the carrying amounts were as follows (in thousands):

		March 31, 2026		December 31, 2025
	Level	Carrying amount	Fair value	Carrying amount	Fair value
2019 Notes (1)	1	$—	$—	$229,640	$300,677
(1)The fair value disclosed for the Company's 2019 Notes is included in Level 1 as the basis of valuation uses a quoted price in an active market. During the three months ended March 31, 2026, holders of the 2019 Notes exercised their conversion rights and elected to convert their holdings to common shares. Refer to Note 16 for additional information.
12.TRADE AND OTHER RECEIVABLES
The components of Trade and other receivables are as follows (in thousands):

	March 31, 2026	December 31, 2025
Trade receivables	$93,322	$94,031
Value added tax receivables	20,774	18,549
Income tax receivable	1,078	1,679
Other taxes receivable	18,795	20,264
Other	4,664	2,198
Total	$138,633	$136,721
No provision for credit loss was recognized as of March 31, 2026 or December 31, 2025. All trade receivables are expected to be settled within twelve months.

13.INVENTORIES
The components of Inventories are as follows (in thousands):

	March 31, 2026	December 31, 2025
Materials and supplies	$115,954	$101,258
Stockpiled ore	40,156	46,515
Leach pad inventory	342,315	315,482
Work-in-process	9,358	6,385
Finished goods	15,166	19,160
Total current inventories	522,949	488,800

Leach pad inventory	327,075	328,923
Total non-current inventories	$327,075	$328,923
No write-downs of inventory were recognized during the three months ended March 31, 2026 and 2025.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
14.MINERAL PROPERTIES, PLANT AND EQUIPMENT, NET
The components of Mineral properties, plant and equipment, net are as follows (in thousands):

	March 31, 2026	December 31, 2025
Plant and equipment (1)	$1,120,453	$1,090,741
Construction in process	223,644	192,611
Mineral properties subject to depletion	866,345	833,213
Mineral properties not yet subject to depletion	737,412	749,509
Exploration and evaluation assets	86,639	94,466
Total mineral properties, plant, and equipment	3,034,493	2,960,540
Accumulated depreciation, plant and equipment	(673,658)	(658,438)
Accumulated depletion, mineral properties	(475,489)	(466,380)
Mineral properties, plant, and equipment, net	$1,885,346	$1,835,722
(1)As of March 31, 2026 and December 31, 2025, plant and equipment includes finance lease right-of-use assets with a carrying amount of $0.2 million and $0.5 million, respectively.
No impairment was recognized during the three months ended March 31, 2026 and 2025.
15.ACCRUED LIABILITIES AND OTHER
The components of Accrued liabilities and other are as follows (in thousands):

	March 31, 2026	December 31, 2025
Accrued liabilities	$78,128	$84,929
Royalties payable	23,617	22,608
Stock-based compensation liabilities	20,278	21,645
Income taxes payable	104,374	63,268
Lease liabilities	2,209	2,152
Other	(236)	2,751
Total accrued liabilities and other	$228,370	$197,353
16.DEBT
The following tables summarize the Company’s debt balances (in thousands):

	March 31, 2026	December 31, 2025
2019 Notes (1)	$—	$229,640

Current Portion	$—	$229,640
(1)As of March 31, 2026 and December 31, 2025, amount is net of discount and debt issuance costs of nil and $0.4 million, respectively.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Convertible debt
2019 Notes
During the three months ended March 31, 2026, following the issuance by the Company of a notice of redemption on February 18, 2026 to the holders of the 2019 Notes, the majority of all such holders exercised their conversion rights and elected to convert their holdings to common shares. The conversion occurred pursuant to the terms of the 2019 Notes agreement whereby the holders had the option to convert the 2019 Notes to common shares at any time prior to maturity on April 1, 2039. An aggregate principal amount of $229.8 million was converted to 13.1 million shares during the three months ended March 31, 2026. Upon the conversion, the Company paid cash in lieu of fractional shares and interest of $2.6 million. On March 20, 2026, the Company redeemed the remaining unconverted principal amount of the 2019 Notes for $0.2 million in cash. The Company redemption was pursuant to the terms of the 2019 Notes agreement, which permitted the redemption of the 2019 Notes when the Company’s share price exceeded 130.0% of the conversion price for 20 or more days in a period of 30 consecutive trading days. As of March 31, 2026, the Company has been discharged of all debt obligations associated with the 2019 Notes.
17.EQUITY
Repurchase of common shares
On March 27, 2026, the Company received approval of its Normal Course Issuer Bid (“2026 NCIB”) to purchase for cancellation up to 21.5 million common shares through the facilities of the Toronto Stock Exchange (“TSX”), Nasdaq or other Canadian and U.S. marketplaces over a twelve-month period beginning March 31, 2026 and ending March 30, 2027. Under the 2026 NCIB, the Company is not obligated to acquire any common shares and may suspend or discontinue purchases at any time. During the three months ended March 31, 2026, no common shares were repurchased.
Conversion of 2019 Notes to common shares
During the three months ended March 31, 2026, holders of the 2019 Notes exercised their conversion rights and elected to convert their holdings to common shares. Refer to Note 16 for additional information.
18.SUPPLEMENTAL CASH FLOW INFORMATION

Net change in operating assets and liabilities were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Decrease (increase) in operating assets:
Trade and other receivables	$(5,112)	$6,040
Inventories	(31,488)	(32,762)
Prepayments, related party	(307)	—
Other operating assets	(11,430)	7,292
Increase (decrease) in operating liabilities:
Accounts payable	7,549	1,815
Accrued liabilities and other	31,145	3,087
Other operating liabilities	70	—
	$(9,573)	$(14,528)

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Other cash information was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest paid	$(3,002)	$(3,272)
Interest received	$3,160	$2,651
Income taxes paid	$(6,029)	$(10,891)
19.RELATED PARTY TRANSACTIONS
Prepaids, related party
During 2025, Artmin Madencilik Sanayi ve Ticaret A.Ş (“Artmin”) advanced payments to Gap İnşaat Yatırım ve Dış Ticaret A.Ş (“Gap İnşaat”) associated with development activities at Hod Maden. Gap İnşaat is a wholly owned subsidiary of Calik Holding. Calik Holding owns 100% of Lidya Madencilik Sanayi ve Ticaret A.Ş (“Lidya Mines”), the Company’s joint venture partner. The Company advanced $24.5 million to Gap İnşaat. During the three months ended March 31, 2026 and 2025, approximately $0.7 million and nil, respectively, of the advance was reclassified to Mineral properties, plant and equipment, net. As of March 31, 2026, the carrying amount of the advance was approximately $23.9 million.
Related party loan
Artmin entered into loan agreements with Mariana Turkey Limited, as lender, to fund Horizon Copper Corp.’s (“Horizon”) portion of working capital spend of the Hod Maden project. The loans are unsecured and bear interest at the credit default swap premium of Türkiye plus a fixed spread of 4.0% at the end of each calendar quarter. The loans have a five year maturity with maturity dates ranging from June 2028 to March 2031. Artmin’s loans with Horizon had a total borrowing capacity of $66.1 million, of which $66.1 million was outstanding as of March 31, 2026. The liability is included in Debt, related party in the Condensed Consolidated Balance Sheets. As of March 31, 2026, no repayments have been made. Interest expense for these loans totaled $0.9 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. The interest expense on the loan is included in Interest expense in the Condensed Consolidated Statements of Operations.
Related party line of credit
During 2024, the Company’s majority owned subsidiary, Anagold Madencilik Sanayi ve Ticaret A.Ş, entered into loan agreements with Aktif Bank, as lender, to fund Lidya Mines’ portion of reclamation and environmental obligations. Aktif Bank is a wholly owned subsidiary of Calik Holding. The loan agreements provide for a non-revolving credit facility in an aggregate principal amount of up to $11.0 million. During the third quarter of 2025, the Company amended the terms of the outstanding loan agreements to extend the maturity date from August 8, 2025 to August 7, 2026 and to increase the stated interest rate from 10.0% to 10.15% per annum. The loans are guaranteed by Lidya Mines. As of March 31, 2026, the outstanding balance of the loans was $11.0 million and is included in Liabilities held for sale in the Condensed Consolidated Balance Sheets. As of March 31, 2026, no repayments have been made. Interest expense totaled $0.3 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. The interest expense on the loans is included in Net income (loss) from discontinued operations in the Condensed Consolidated Statements of Operations. Refer to Note 3 and Note 4 for further details related to held for sale and discontinued operations.
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Environmental matters
CC&V - Carlton Tunnel
The Carlton Tunnel was completed in 1941 with the purpose of draining the southern portion of the mining district, subsequently consolidated by CC&V. CC&V has held discharge permits for the Carlton Tunnel since 1983, primarily to focus on monitoring. The monitoring data accumulated since the mid-1970s have indicated consistency in the water quality discharged from the Carlton Tunnel over time. In 2006, legal proceedings and work with the regulator confirmed that the water flowing out of the Carlton Tunnel portal is akin to natural spring water and did not constitute mine drainage. However, when the Water Quality Control Division of the Colorado Department of Public Health and Environment (the “Division”) issued new discharge permits in January 2021, the Division imposed new water quality limits. In June 2025, the Water Quality Control Commission agreed to site specific standards for CC&V and a Discharger Specific Variance (“DSV”) for certain water quality standards. In January 2026, the Division issued a modification to CC&V's discharge permit to implement site specific standards for certain water quality standards, and a DSV and compliance extension for certain other standards. CC&V continues to study alternative long-term remediation plans for water discharged from the Carlton Tunnel, while also continuing to evaluate the appropriate scope of applicable permitting and regulatory requirements. On March 9, 2026, Newmont, the former indirect parent company of CC&V, and CC&V (as a Nominal Plaintiff in the Action), filed a lawsuit in federal court against the Colorado Water Quality Control Division seeking a declaratory judgment that federal and state law do not require the discharge permit for the Carlton Tunnel outflows. Depending on the outcome of the lawsuit and plans that may ultimately be agreed with regulators, a material adjustment to the remediation liability may be required. Refer to Note 3 for additional information on the acquisition of CC&V.
Surety bonds
The Company uses surety bonds to support certain environmental bonding obligations. As of March 31, 2026 and December 31, 2025, the Company had surety bonds totaling $512.9 million and $500.1 million outstanding, respectively.
Other commitments and contingencies
Following the incident at the Company’s Çöpler mine in February 2024, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company has been named as a defendant in securities class actions in the United States and Canada and is subject to various risks and contingencies arising in the normal course of business. Based on the information currently available to the Company, no liability has been recorded for these lawsuits because the Company believes that any such liability is not probable and reasonably estimable at this time.
21.SUBSEQUENT EVENTS
Share Repurchases
Subsequent to the period ended March 31, 2026, and prior to the filing date, the Company purchased 9.2 million of its outstanding common shares at an average share price of $32.52 per share for a total consideration of $300.0 million pursuant to the 2026 NCIB. All shares were cancelled upon purchase. Refer to Note 17 for additional information.

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
This item should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of Business Properties included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on February 17, 2026 (“Form 10-K”).
Business Overview
SSR Mining is a precious metals mining company with four operations located in the United States, Canada, and Argentina. The Company is primarily engaged in the operation, acquisition, exploration and development of precious metal resource properties located in the Americas. The Company produces gold doré as well as copper, silver, lead and zinc concentrates. The Company’s properties include the Marigold Mine (“Marigold”) in Nevada, USA, the Cripple Creek & Victor Gold Mine (“CC&V”) in Colorado, USA, the Seabee Gold Operation (“Seabee”) in Saskatchewan, Canada, and Puna Operations (“Puna”) in Jujuy, Argentina. The Company also has development projects, including the Hod Maden project (“Hod Maden”) in Türkiye, that it seeks to advance, as market and project conditions permit.
On March 24, 2026, the Company, through its wholly owned subsidiary Alacer Gold Corp. S.à r.l., entered into a definitive share purchase agreement with Cengiz Holding A.S. (“Cengiz Holding”), a corporation organized under the laws of the Republic of Türkiye, to divest its 80% ownership interest in the Çöpler mine and related properties in Türkiye for cash consideration of approximately $1.5 billion, subject to certain post-closing adjustments. The transaction is expected to close in the third quarter of 2026, subject to required Turkish regulatory approvals and other customary closing conditions. The Company determined that in conjunction with entering into the share purchase agreement, the operations of the Çöpler mine meet the criteria for classification as held for sale and for discontinued operations reporting, see Note 3 and Note 4 of the Condensed Consolidated Financial Statements for additional information.

Refer to the “Consolidated Results of Operations”, “Results of Operations”, “Liquidity and Capital Resources” and “Non-GAAP Financial Measures” for information for the three months ended March 31, 2026.
Consolidated Results of Operations
A summary of the Company's consolidated financial and operating results for the three months ended March 31, 2026 and 2025 are presented below (in thousands):

	Three Months Ended March 31,
	2026	2025	Change (%)*
Financial Results
Revenue	$581,778	$316,618	83.7%
Cost of sales (1)	$195,119	$136,641	42.8%
Depreciation, depletion, and amortization	$30,180	$30,613	(1.4)%
General and administrative expenses	$38,480	$23,894	61.0%
Exploration and evaluation	$5,304	$5,961	(11.0)%
Reclamation and remediation costs	$6,498	$3,705	75.4%
Other operating expenses (income), net	$5,816	$9,020	(35.5)%
Operating income (loss)	$300,381	$106,784	181.3%
Interest expense	$(1,270)	$(1,792)	29.1%
Other income (expense)	$7,907	$6,252	26.5%
Foreign exchange gain (loss)	$2,943	$(5,631)	152.3%
Net income (loss) from continuing operations	$250,181	$89,174	180.6%
Net income (loss) from discontinued operations	$(365,333)	$(34,728)	NM
Net income (loss)	$(115,152)	$54,446	(311.5)%
Net income (loss) attributable to SSR Mining shareholders:
Continuing operations	$252,476	$85,701	194.6%
Discontinued operations	$(358,926)	$(26,920)	NM
Net income (loss) attributable to SSR Mining shareholders	$(106,450)	$58,781	(281.1)%
Basic net income (loss) per share attributable to SSR Mining shareholders:
Continuing operations	$1.23	$0.42	192.9%
Discontinued operations	$(1.75)	$(0.13)	NM
Diluted net income (loss) per share attributable to SSR Mining shareholders:
Continuing operations	$1.16	$0.40	190.0%
Discontinued operations	$(1.75)	$(0.13)	NM
Adjusted net income (loss) attributable to SSR Mining shareholders from continuing operations (Non-GAAP) (2)	$250,077	$88,474	182.7%
Adjusted net income (loss) per share attributable to SSR Mining shareholders from continuing operations (Non-GAAP) (2):
Basic (2)	$1.22	$0.44	177.3%
Diluted (2)	$1.15	$0.41	180.5%

Operating Results from Continuing Operations
Gold produced (oz)	82,314	75,869	8.5%
Gold sold (oz)	83,893	77,708	8.0%
Silver produced ('000 oz)	1,739	2,505	(30.6)%
Silver sold ('000 oz)	1,833	2,374	(22.8)%
Lead produced ('000 lb) (3)	8,162	11,489	(29.0)%
Lead sold ('000 lb) (3)	8,917	12,053	(26.0)%
Zinc produced ('000 lb) (3)	1,024	758	35.1%
Zinc sold ('000 lb) (3)	737	262	181.3%

Gold equivalent produced (oz) (4)	109,914	103,805	5.9%
Gold equivalent sold (oz) (4)	112,993	104,185	8.5%

Average realized gold price ($/oz sold)	$4,770	$2,935	62.5%
Average realized silver price ($/oz sold)	$91.79	$32.47	182.7%

Cost of sales per gold equivalent ounce sold (1, 4)	$1,727	$1,312	31.6%
Cash cost per gold equivalent ounce sold (2, 4)	$1,611	$1,206	33.6%
AISC per gold equivalent ounce sold (2, 4)	$2,433	$1,749	39.1%

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
(4)Effective January 1, 2026, the Company calculates gold equivalent ounces using a fixed silver-to-gold ratio of 63:1. In prior periods, gold equivalent ounces were calculated by multiplying the silver ounces by the ratio of the silver price to the gold price, using the average closing commodity prices for the period. The Company does not include by-products in the gold equivalent ounce calculations. Gold equivalent ounces sold may not recalculate based on amounts presented in this table due to rounding.
Revenue
Revenue increased by $265.2 million, or 83.7%, to $581.8 million, for the three months ended March 31, 2026 as compared to $316.6 million for the three months ended March 31, 2025. The increase was primarily due to a 62.5% increase in average realized gold price, or $153.9 million, a 182.7% increase in realized silver price, or $108.8 million, and an 8.0% increase in gold ounces sold, or $18.2 million, partially offset by a 22.8% decrease in silver ounces sold, or $17.5 million. The increase in gold ounces sold was attributable to the inclusion of CC&V for the full quarter, partially offset by fewer gold ounces sold at Marigold and Seabee. For a discussion of revenue by segment, refer to the Results of Operations below.
Cost of sales
Cost of sales increased by $58.5 million, or 42.8%, to $195.1 million for the three months ended March 31, 2026, as compared to $136.6 million for the three months ended March 31, 2025. The increase was primarily due to the inclusion of CC&V for the full quarter and higher cost of sales at Marigold and Puna, partially offset by lower cost of sales at Seabee. For a discussion of cost of sales by segment, refer to the Results of Operations below.
Depreciation, depletion, and amortization
Depreciation, depletion, and amortization was consistent for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
General and administrative expense
General and administrative expense for the three months ended March 31, 2026 was $38.5 million as compared to $23.9 million for the three months ended March 31, 2025. General and administrative expenses increased primarily due to an $11.0 million increase in share based compensation expense attributable to higher share prices in 2026, a $2.0 million increase in contractors and outside services expense, and $1.1 million increase in employee compensation expense.
Exploration and evaluation costs
Exploration and evaluation costs for the three months ended March 31, 2026 were $5.3 million compared to $6.0 million for three months ended March 31, 2025. Exploration and evaluation costs were lower primarily due to reduced exploration and evaluation activities at Seabee related to the Porky project, partially offset by increased exploration and evaluation camp costs and drilling activities at the Melina and Cortaderas areas at Puna in 2026 as compared to 2025.
Reclamation and remediation costs
Reclamation and remediation costs for the three months ended March 31, 2026 were $6.5 million as compared to $3.7 million for the three months ended March 31, 2025. Reclamation and remediation costs increased by $2.8 million primarily due to higher reclamation accretion expense at CC&V as a result of its inclusion for the full quarter in 2026 compared to 2025.

Other operating expenses (income), net
Other operating expense (income), net for the three months ended March 31, 2026 were $5.8 million as compared to $9.0 million for the three months ended March 31, 2025. The change is primarily due to $6.8 million higher transaction and integration costs associated with the acquisition of CC&V in the first quarter of 2025, partially offset by a $2.9 million increase in loss on sale and disposal of assets.
Interest expense
Interest expense for the three months ended March 31, 2026 was $1.3 million as compared to $1.8 million for the three months ended March 31, 2025. The decrease was primarily due to lower outstanding debt balances during 2026, resulting from the conversion of the 2019 Notes during the first quarter of 2026.
Other income (expense)
Other income (expense) for the three months ended March 31, 2026 was $7.9 million as compared to $6.3 million for the three months ended March 31, 2025. The increase was primarily due to a $2.5 million increase in change in fair value of marketable securities and a higher interest income of $0.2 million, partially offset by a decrease in the gain on marketable securities sales of $1.5 million.
Foreign exchange gain (loss)
Foreign exchange gain (loss) for the three months ended March 31, 2026 was a $2.9 million gain compared to a $(5.6) million loss for the three months ended March 31, 2025. During the three months ended March 31, 2026, the foreign exchange gain was primarily due to the strengthening of the ARS against the USD and its impact on ARS-denominated assets.
Income and mining tax benefit (expense)
Income and mining tax expense from continuing operations for the three months ended March 31, 2026 was $59.8 million as compared to $16.4 million for the three months ended March 31, 2025. The change in income tax expense was primarily due to higher quarter-to-date operating income compared to 2025, partially offset by greater deferred tax benefits for excess percentage depletion and foreign derived deduction eligible income.
The Organization for Economic Co-operation and Development (“OECD”) has issued the Global Anti-Base Erosion Model Rules (“Pillar Two”), which generally require multinational organizations to maintain a minimum effective corporate tax rate of 15% in each jurisdiction where they operate. These rules went into effect in 2024. The Company has limited exposure to Pillar Two taxes, as most of its jurisdictions have effective tax rates above 15%. Accordingly, the Company does not expect Pillar Two to have a material adverse impact on its income tax provision for the 2026 year.
Discontinued operations
Net loss from discontinued operations for the three months ended March 31, 2026 was $365.3 million compared to a $34.7 million loss for the three months ended March 31, 2025. The increase in net loss from discontinued operations was primarily due to a write-down of $338.2 million related to adjusting the Çöpler disposal group to fair value less costs to sell. Refer to Note 4 of the Condensed Consolidated Financial Statements for further details.

Results of Operations
Marigold, USA

	Three Months Ended March 31,
Operating Data	2026	2025	Change (%)
Gold produced (oz)	37,730	38,586	(2.2)%
Gold sold (oz)	39,509	40,408	(2.2)%
Average realized gold price ($/oz sold)	$4,748	$2,899	63.8%

Ore mined (kt)	4,947	5,356	(7.6)%
Waste removed (kt)	19,506	20,455	(4.6)%
Total material mined (kt)	24,453	25,811	(5.3)%

Ore stacked (kt)	4,947	5,356	(7.6)%
Gold grade stacked (g/t)	0.26	0.33	(21.2)%

Cost of sales (1)	$71,634	$58,726	22.0%
Cost of sales ($/oz gold sold) (1)	$1,813	$1,453	24.8%
Cash costs ($/oz gold sold) (2)	$1,813	$1,454	24.7%
AISC ($/oz gold sold) (2)	$2,365	$1,765	34.0%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Marigold. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Three months ended March 31, 2026 compared to three months ended March 31, 2025
Gold production was consistent period over period. Revenue increased by $70.5 million, or 60.1%, primarily due to higher average realized gold price. Cost of sales increased by $12.9 million, or 22.0%, primarily due to higher royalty costs as a result of higher gold price. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 24.8% and 24.7%, respectively, due to higher royalty expense resulting from higher average realized gold prices during 2026. AISC per ounce of gold sold increased by 34.0% primarily due to higher cash costs per ounce of gold sold and higher sustaining capital expenditures.

Cripple Creek & Victor, USA

	Three Months Ended March 31,
Operating Data	2026	2025 (1)	Change (%)
Gold produced (oz)	38,298	11,282	239.5%
Gold sold (oz)	38,247	11,300	238.5%
Average realized gold price ($/oz sold)	$4,815	$3,067	57.0%

Ore mined (kt)	3,371	1,824	84.8%
Waste removed (kt)	5,520	1,571	251.4%
Total material mined (kt)	8,891	3,395	161.9%

Ore stacked (kt)	3,276	1,859	76.2%
Gold grade stacked (g/t)	0.45	0.36	25.0%

Cost of sales (2)	$54,746	$17,966	204.7%
Cost of sales ($/oz gold sold) (2)	$1,431	$1,590	(10.0)%
Cash costs ($/oz gold sold) (3)	$1,372	$1,571	(12.7)%
AISC ($/oz gold sold) (3)	$1,658	$1,774	(6.5)%
(1)The operating data presented for 2025 represents the period from February 28, 2025 to March 31, 2025, the period for which the Company was entitled to the economic benefits of CC&V following the acquisition.
(2)Excludes depreciation, depletion, and amortization.
(3)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at CC&V. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Three months ended March 31, 2026 compared to three months ended March 31, 2025
Gold production increased 239.5% primarily due to a full quarter of production in 2026 compared to 2025. Revenue increased by $151.6 million, or 434.7%, of which an increase of $84.7 million was due to more gold ounces sold and $66.8 million was due to a higher average realized gold price. Cost of sales increased by $36.8 million, or 204.7%, primarily due to a full quarter of production in 2026 compared to 2025. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold decreased 10.0% and 12.7%, respectively, due to higher gold grade stacked. AISC per ounce of gold sold decreased by 6.5% primarily due to lower cash costs per ounce of gold sold, partially offset by higher sustaining capital expenditures.

Seabee, Canada

	Three Months Ended March 31,
Operating Data	2026	2025	Change (%)
Gold produced (oz)	6,286	26,001	(75.8)%
Gold sold (oz)	6,137	26,000	(76.4)%
Average realized gold price ($/oz sold)	$4,633	$2,934	57.9%

Ore mined (kt)	81	82	(1.2)%

Ore milled (kt)	76	90	(15.6)%
Gold mill feed grade (g/t)	3.00	9.00	(66.7)%
Gold recovery (%)	93.7	97.3	(3.7)%

Cost of sales (3)	$21,245	$23,130	(8.1)%
Cost of sales ($/oz gold sold) (3)	$3,462	$890	289.0%
Cash costs ($/oz gold sold) (4)	$3,466	$890	289.4%
AISC ($/oz gold sold) (4)	$6,053	$1,374	340.5%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Seabee. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Three months ended March 31, 2026 compared to three months ended March 31, 2025
Gold production decreased 75.8% primarily due to 66.7% lower mill feed grade and fewer ore tonnes milled. Revenue decreased by $47.9 million, or 62.7%, of which $58.3 million of the decrease was due to fewer gold ounces sold, partially offset by an increase of $10.4 million due to higher average realized gold price. Cost of sales decreased by $1.9 million, or 8.1%, due to fewer ounces sold, partially offset by higher cost per ounce. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased by 289.0% and 289.4%, respectively, primarily due to higher milling costs per tonne and lower mill feed grade. AISC per ounce of gold sold increased 340.5% due to higher cash costs per ounce of gold sold and sustaining capital expenditures.

Puna, Argentina

	Three Months Ended March 31,
Operating Data	2026	2025	Change (%)
Silver produced ('000 oz)	1,739	2,505	(30.6)%
Silver sold ('000 oz)	1,833	2,374	(22.8)%
Lead produced ('000 lb)	8,162	11,489	(29.0)%
Lead sold ('000 lb)	8,917	12,053	(26.0)%
Zinc produced ('000 lb)	1,024	758	35.1%
Zinc sold ('000 lb)	737	262	181.3%
Gold equivalent sold (oz) (1)	29,100	26,477	9.9%
Average realized silver price ($/oz)	$91.79	$32.47	182.7%

Ore mined (kt)	73	627	(88.4)%
Waste removed (kt)	2,140	1,089	96.5%
Total material mined (kt)	2,213	1,716	29.0%

Ore milled (kt)	509	454	12.1%
Silver mill feed grade (g/t)	112.13	177.79	(36.9)%
Lead mill feed grade (%)	0.81	1.21	(33.1)%
Zinc mill feed grade (%)	0.23	0.19	21.1%
Silver recovery (%)	94.8	96.6	(1.9)%
Lead recovery (%)	89.3	94.5	(5.5)%
Zinc recovery (%)	40.3	39.6	1.8%

Cost of sales (2)	$47,494	$36,819	29.0%
Cost of sales ($/oz silver sold) (2)	$25.91	$15.51	67.1%
Cost of sales ($/oz gold equivalent sold) (1, 2)	$1,632	$1,391	17.3%
Cash costs ($/oz silver sold) (3)	$19.98	$10.97	82.1%
Cash costs ($/oz gold equivalent sold) (1, 3)	$1,259	$983	28.1%
AISC ($/oz silver sold) (3)	$23.14	$13.16	75.8%
AISC ($/oz gold equivalent sold) (1, 3)	$1,458	$1,180	23.6%
(1)Effective January 1, 2026, the Company calculates gold equivalent ounces using a fixed silver-to-gold ratio of 63:1. In prior periods, gold equivalent ounces were calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average closing commodity prices for the period. The Company does not include by-products in the gold equivalent ounce calculations. Gold equivalent ounces sold may not recalculate based on amounts presented in this table due to rounding.
(2)Excludes depreciation, depletion, and amortization.
(3)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of silver sold to manage and evaluate operating performance at Puna. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.

Three months ended March 31, 2026 compared to three months ended March 31, 2025
Silver production decreased 30.6% primarily due to lower mill feed grade, partially offset by more ore tonnes milled. Revenue increased by $91.0 million, or 103.1%, of which $108.8 million was due to a higher average realized silver price, $1.8 million was due to higher average realized lead price, $0.6 million was due to higher volume of zinc concentrate sold, partially offset by $17.5 million due to fewer silver ounces sold and $2.8 million due to lower volume of lead concentrate sold. Cost of sales increased by $10.7 million primarily due to more material mined and milled. Cost of sales per ounce of silver sold and cash costs per ounce of silver sold increased by 67.1% and 82.1%, respectively, primarily due to a planned higher strip ratio and lower mill feed grade. AISC per ounce of silver sold increased by 75.8% primarily due to higher cash cost per ounce of silver sold and higher sustaining capital expenditures.

Discontinued Operations
Çöpler, Türkiye
Three months ended March 31, 2026 compared to three months ended March 31, 2025
Operations remained suspended following the incident at Çöpler on February 13, 2024, as described in the Form 10-K. Accordingly, there were no sales for the three months ended March 31, 2026 and 2025. Care and maintenance expense recorded for the three months ended March 31, 2026 and 2025 of $36.6 million and $35.8 million, respectively, represents direct costs, excluding costs associated with environmental reclamation and remediation and depreciation.

Liquidity and Capital Resources
The Company manages its liquidity through planning, budgeting and forecasting processes, which are reviewed and updated on a regular basis, to help determine the funding requirements to support its ongoing operations, expansion and development activities, remediation and care and maintenance expenditures at Çöpler, contingent consideration payments, as well as to support its capital structure strategy. In assessing capital structure, the Company considers shareholders’ equity and the Second Amended Credit Agreement. The Company may take various actions to maintain or adjust its capital structure, including issuing equity or debt, repaying outstanding indebtedness, divesting non-core assets, or repurchasing shares.
Borrowings under the Second Amended Credit Agreement are subject to the Company’s compliance with certain financial covenants, including interest coverage and net leverage ratios, as well as customary quarterly representations and warranties, which are assessed on a trailing twelve-month basis. As of March 31, 2026, the Company was in compliance with its covenants. The obligations under the Second Amended Credit Agreement are guaranteed by the Company’s material subsidiaries, including pledges of equity interests in such subsidiaries, and secured by certain assets of the Company. Such guarantees and pledges exclude the Çöpler disposal group.
As of March 31, 2026, the Company had $634.1 million of cash and cash equivalents, and had no outstanding borrowings under the Second Amended Credit Agreement. Each of the Company’s mines operate independently and do not rely on cash flows from, or operational synergies with, other operations. The Company believes that its cash and cash equivalents, available borrowing capacity under the Second Amended Credit Agreement and anticipated cash flows from operations will be sufficient to sustain the operational needs of the Company for the next twelve months.
Cash and Cash Equivalents
At March 31, 2026, the Company had $634.1 million of cash and cash equivalents, an increase of $109.3 million from December 31, 2025. Refer to the Cash Flows section below for additional detail of the Company’s cash flow activities. The Company held $497.0 million of its cash and cash equivalents balance in USD. Additionally, the Company held cash and cash equivalents of $123.4 million, $13.2 million and $0.2 million in ARS, CAD and TRY, respectively.
The Company maintains cash balances at banking institutions in various jurisdictions that may or may not have deposit insurance. The Company mitigates potential cash risk by maintaining bank accounts with credit-worthy financial institutions. All cash is invested in short-term investments or high interest savings accounts with maturities of 90 days or less in accordance with the Company’s investment policy, providing the Company with sufficient liquidity to meet its foreseeable capital needs.
Debt
During the three months ended March 31, 2026, holders of $229.8 million aggregate principal amount of the 2019 Notes elected to convert their holdings into approximately 13.1 million common shares, and the Company paid $2.6 million in cash for accrued interest and fractional shares. The Company also redeemed the remaining $0.2 million of principal in cash. As of March 31, 2026, no amounts remained outstanding and the Company has discharged its obligations under the 2019 Notes. See Note 16 to the Condensed Consolidated Financial Statement for additional details related to debt.
Cash Dividends
During the three months ended March 31, 2026 and 2025, the Company declared no dividends.

Cash Flows
The following table summarizes the Company's cash flow activity from continuing operations for three months ended March 31:

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities from continuing operations	$299,608	$116,701
Net cash (used in) operating activities from discontinued operations	(35,119)	(34,365)
Net cash provided by operating activities	264,489	82,336

Cash (used in) investing activities of continuing operations	(85,788)	(150,828)
Cash (used in) investing activities of discontinued operations	(481)	(953)
Cash (used in) investing activities	(86,269)	(151,781)

Cash provided by (used in) financing activities of continuing operations	(76,987)	3,600
Cash (used in) financing activities of discontinued operations	(1,232)	(925)
Cash provided by (used in) financing activities	(78,219)	2,675

Effect of foreign exchange rate changes on cash and cash equivalents	2,913	(1,500)
Change in cash and cash equivalents classified as held for sale	6,422	10,222
Increase (decrease) in cash and cash equivalents	109,336	(58,048)
Cash and cash equivalents beginning of period	524,750	363,987
Cash and cash equivalents end of period	$634,086	$305,939
Cash provided by operating activities from continuing operations
For the three months ended March 31, 2026, cash provided by operating activities from continuing operations was $299.6 million compared to $116.7 million for the three months ended March 31, 2025. The change in cash provided by operating activities from continuing operations is primarily due to an increase in revenues attributable to 62.5% higher average realized gold price and a 182.7% higher average realized silver price in 2026 as compared to 2025.
Cash (used in) investing activities from continuing operations
For the three months ended March 31, 2026, cash used in investing activities from continuing operations was $85.8 million compared to $150.8 million for the three months ended March 31, 2025. The decrease of $65.0 million of cash used in investing activities from continuing operations is primarily due to a $108.7 million reduction in cash paid for acquisitions, partially offset by a $44.0 million increase in capital expenditures when compared to the three months ended March 31, 2025.
Cash provided by (used in) financing activities from continuing operations
For the three months ended March 31, 2026, cash used in financing activities from continuing operations was $77.0 million compared to $3.6 million provided by financing activities for the three months ended March 31, 2025. The change in financing activities from continuing operations was primarily due to a $87.5 million payment of contingent consideration during 2026, partially offset by an increase of $11.1 million of proceeds from related party debt in 2026 as compared to 2025.

Contractual Obligations
Except as discussed below, there have been no material changes in the Company’s contractual obligations since December 31, 2025.
During the three months ended March 31, 2026, the Company entered into a share purchase agreement to divest its 80% ownership interest in the Çöpler mine and related properties in Türkiye. Refer to Note 3 and Note 4 of the Condensed Consolidated Financial Statements for further details regarding the divestiture.
During the three months ended March 31, 2026, the Company fully discharged its obligation under the 2019 Notes through conversions, cash payments for accrued interest and fractional shares, and redemptions of the remaining principal amount of the 2019 Notes. As of March 31, 2026, no amounts were outstanding. Refer to Note 16 to the Condensed Consolidated Financial Statements for additional information.
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

Non-GAAP Measure - Cash Costs and AISC
Cash Costs and AISC per payable ounce of gold and respective unit cost measures are non-U.S. GAAP metrics developed by the World Gold Council to provide transparency into the costs associated with producing gold and provide a standard for comparison across the industry. The World Gold Council is a market development organization for the gold industry.
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

The following tables provide a reconciliation of cost of sales to cash costs and AISC:

	Three Months Ended March 31, 2026
(in thousands, unless otherwise noted)	Marigold	CC&V	Seabee	Puna	Corporate	Total from Continuing Operations
Cost of sales (GAAP) (1)	$71,634	$54,746	$21,245	$47,494	$—	$195,119
By-product credits	(64)	(2,328)	(15)	(8,867)	—	(11,274)
Treatment and refining charges	70	49	41	(1,995)	—	(1,835)
Cash costs (non-GAAP)	71,640	52,467	21,271	36,632	—	182,010
Sustaining capital and lease related expenditures	21,005	7,120	15,400	4,745	—	48,270
Reclamation cost accretion and amortization	792	3,838	474	1,046	—	6,150
General and administrative expense and stock-based compensation expense	—	—	—	—	38,480	38,480
Total AISC (non-GAAP)	$93,437	$63,425	$37,145	$42,423	$38,480	$274,910

Gold sold (oz)	39,509	38,247	6,137	—	—	83,893
Silver sold (oz)	—	—	—	1,833,291	—	1,833,291
Gold equivalent sold (oz) (2)	39,509	38,247	6,137	29,100	—	112,993

Cost of sales per gold equivalent ounce sold (1)(2)	$1,813	$1,431	$3,462	$1,632	N/A	$1,727
Cash cost per gold ounce sold	$1,813	$1,372	$3,466	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$19.98	N/A	N/A
Cash cost per gold equivalent ounce sold (2)	$1,813	$1,372	$3,466	$1,259	N/A	$1,611
AISC per gold ounce sold	$2,365	$1,658	$6,053	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$23.14	N/A	N/A
AISC per gold equivalent ounce sold (2)	$2,365	$1,658	$6,053	$1,458	N/A	$2,433
(1)Excludes depreciation, depletion, and amortization.
(2)Effective January 1, 2026, the Company calculates gold equivalent ounces using a fixed silver-to-gold ratio of 63:1. The Company does not include by-products in the gold equivalent ounce calculations. Gold equivalent ounces sold may not recalculate based on amounts presented in this table due to rounding.

	Three Months Ended March 31, 2025
(in thousands, unless otherwise noted)	Marigold	CC&V (1)	Seabee	Puna	Corporate	Total from Continuing Operations
Cost of sales (GAAP) (2)	$58,726	$17,966	$23,130	$36,819	—	$136,641
By-product credits	(38)	(213)	(24)	(11,109)	—	(11,384)
Treatment and refining charges	66	5	43	326	—	440
Cash costs (non-GAAP)	58,754	17,758	23,149	26,036	—	125,697
Sustaining capital and lease related expenditures	11,669	1,011	11,748	1,954	—	26,382
Sustaining exploration and evaluation expense	227	—	—	—	—	227
Reclamation cost accretion and amortization	672	1,279	833	3,258	—	6,042
General and administrative expense and stock-based compensation expense	—	—	—	—	23,894	23,894
Total AISC (non-GAAP)	$71,322	$20,048	$35,730	$31,248	$23,894	$182,242

Gold sold (oz)	40,408	11,300	26,000	—	—	77,708
Silver sold (oz)	—	—	—	2,374,345	—	2,374,345
Gold equivalent sold (oz) (3)	40,408	11,300	26,000	26,477	—	104,185

Cost of sales per gold equivalent ounce sold (2)(3)	$1,453	$1,590	$890	$1,391	N/A	$1,312
Cash cost per gold ounce sold	$1,454	$1,571	$890	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$10.97	N/A	N/A
Cash cost per gold equivalent ounce sold (3)	$1,454	$1,571	$890	$983	N/A	$1,206
AISC per gold ounce sold	$1,765	$1,774	$1,374	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$13.16	N/A	N/A
AISC per gold equivalent ounce sold (3)	$1,765	$1,774	$1,374	$1,180	N/A	$1,749
(1)The reported AISC amounts reflect results for CC&V from the date of acquisition on February 28, 2025 through December 31, 2025.
(2)Excludes depreciation, depletion, and amortization.
(3)In prior periods, gold equivalent ounces were calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average closing commodity prices for the period. The Company does not include by-products in the gold equivalent ounce calculations. Gold equivalent ounces sold may not recalculate based on amounts presented in this table due to rounding.

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
The following table provides a reconciliation of Net income (loss) attributable to SSR Mining shareholders to adjusted net income (loss) attributable to SSR Mining shareholders:

	Three Months Ended March 31,
(in thousands, except per share)	2026	2025
Net income (loss) attributable to SSR Mining shareholders (GAAP)	$(106,450)	$58,781
Net income (loss) attributable to SSR Mining shareholders from discontinued operations (GAAP)	(358,926)	(26,920)
Net income (loss) attributable to SSR Mining shareholders from continuing operations (GAAP)	252,476	85,701
Interest saving on 2019 Notes, net of tax	916	1,232
Net income (loss) used in the calculation of diluted net income per share from continuing operations	$253,392	$86,933

Weighted-average shares used in the calculation of net income (loss) per share
Basic	205,619	202,420
Diluted	217,651	216,546

Net income (loss) per share attributable to SSR Mining shareholders from continuing operations
Basic	$1.23	$0.42
Diluted	$1.16	$0.40

Adjustments:
CC&V transaction and integration costs	—	6,795
Change in fair value of marketable securities	(838)	(1,656)
Income tax impact related to above adjustments	338	(903)
Inflationary impacts on tax balances	(2,815)	(2,695)
Adjusted net income (loss) attributable to SSR Mining shareholders from continuing operations (Non-GAAP)	$250,077	$88,474

Adjusted net income (loss) per share attributable to SSR Mining shareholders from continuing operations (Non-GAAP)
Basic	$1.22	$0.44
Diluted (1)	$1.15	$0.41
(1)Adjusted net income (loss) per diluted share attributable to SSR Mining shareholders is calculated using diluted common shares, which are calculated in accordance with GAAP.

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
The following is a reconciliation of Net income (loss) attributable to SSR Mining shareholders to EBITDA and adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income (loss) attributable to SSR Mining shareholders (GAAP)	$(106,450)	$58,781
Net income (loss) attributable to SSR Mining shareholders from discontinued operations (GAAP)	(358,926)	(26,920)
Net income (loss) attributable to SSR Mining shareholders from continuing operations (GAAP)	252,476	85,701
Net income (loss) attributable to non-controlling interests from continuing operations	(2,295)	3,473
Depletion, depreciation and amortization	30,180	30,613
Interest expense	1,270	1,792
Income and mining tax expense (benefit)	59,780	16,439
EBITDA from continuing operations (non-GAAP)	341,411	138,018
CC&V transaction and integration costs	—	6,795
Change in fair value of marketable securities	(838)	(1,656)
Adjusted EBITDA from continuing operations (non-GAAP)	$340,573	$143,157

Non-GAAP Measure - Free Cash Flow
The Company uses free cash flow to supplement information in its consolidated financial statements. The most directly comparable financial measures prepared in accordance with GAAP is Cash provided by (used in) operating activities. The Company believes that in addition to conventional measures prepared in accordance with US GAAP, certain investors and analysts use this information to evaluate the ability of the Company to generate cash flow after capital investments and build the Company’s cash resources. The Company calculates free cash flow by deducting cash capital spending from cash provided by operating activities. The Company does not deduct payments made for business acquisitions.
The following table provides a reconciliation of Cash provided by operating activities to free cash flow:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash provided by operating activities from operations (GAAP)	$264,489	$82,336
Cash provided by (used in) operating activities from discontinued operations (GAAP)	(35,119)	(34,365)
Cash provided by operating activities from continuing operations (GAAP)	299,608	116,701
Expenditures on mineral properties, plant and equipment from continuing operations	(88,826)	(44,807)
Free cash flow from continuing operations (non-GAAP)	$210,782	$71,894
Critical Accounting Estimates
This MD&A is based on the Company's Condensed Consolidated Financial Statements, which have been prepared in conformity with US GAAP. The preparation of these statements requires that the Company makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases these estimates on historical experience and on assumptions that the Company considers reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. Refer to the Company’s Management’s Discussion and Analysis of Critical Accounting Estimates included in Part II of Form 10-K. There have been no changes to our critical accounting policies from those disclosed on our Form 10-K, except as noted below.
Discontinued operations
The Company determined that in conjunction with entering into the share purchase agreement, the operations of the Çöpler mine meet the criteria for classification as held for sale and for discontinued operations reporting in accordance with Accounting Standards Codification (“ASC”) 205 Discontinued Operations (“ASC 205”). ASC 205 requires that a component of an entity that has been disposed of or is classified as held for sale, has operations and cash flows that can be clearly distinguished from the rest of the entity, and represents a strategic shift that has (or will have) a major effect on the reporting entity’s financial results must be reported as discontinued operations.
In the period a component of an entity is classified as a discontinued operation, the results of operations for the periods presented are reclassified into separate line items in the Condensed Consolidated Statements of Operations and the assets and liabilities of the discontinued operation are also reclassified into separate line items on the related Condensed Consolidated Balance Sheets. Prior period amounts are also adjusted to reflect discontinued operations presentation. All amounts included in the notes to the Condensed Consolidated Financial Statements relate to continuing operations unless otherwise noted. Accounting for discontinued operations and the related gain or loss on sale of discontinued operations requires us to make estimates and judgments regarding the allocation of costs and net asset values to discontinued operations.
New Accounting Pronouncements
For a discussion of Recently Issued Accounting Pronouncements, see Note 2 of the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks during the three months ended March 31, 2026.
For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Item 7A of the Form 10-K for the year ended December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Management assessed the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon its assessment, Management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.
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
On March 9, 2026, Newmont Corporation (“Newmont”), the former indirect parent company of CC&V, and CC&V (as a Nominal Plaintiff in the Action), filed a lawsuit in the United States District Court for the District of Colorado (Civil Action No. 26-cv-00952), against the Colorado Department of Public Health and Environment and the Colorado Water Quality Control Division, seeking a declaratory judgment that outflows from the Carlton Tunnel do not require a permit under either the federal Clean Water Act or the Colorado Water Quality Control Act (the “Action”). The complaint asserts that no discharge permit is required because the Carlton Tunnel outflows are an exempt water transfer between waters of the United States, the constituents at issue were not added by human activity, and the underground water is not meaningfully distinct from the receiving waters of Fourmile Creek. Newmont is a plaintiff in the Action because it retained certain rights under the agreement by which the Company acquired CC&V to pursue regulatory relief with respect to the Carlton Tunnel. CC&V is listed as a Nominal Plaintiff in the Action.
On March 18, 2024 and March 22, 2024, two related putative securities class actions, Karam Akhras v. SSR Mining Inc., et. al., Case No. 24-cv-00739 and Eric Lindemann v. SSR Mining Inc., et. al., Case No. 24-cv-00808, were filed in the United States District Court for the District of Colorado (collectively, the “U.S. Securities Actions”). The U.S. Securities Actions assert claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against the Company, as well as certain of its current and former members of management (the “Individual Defendants”, and together with the Company, the “Defendants”) and for alleged violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaints allege that certain public statements made by the Defendants were rendered materially false and misleading with respect to, among other things, the adequacy of the Company’s internal controls relating to its safety practices and operational integrity at its Çöpler mining facility in Türkiye. On August 2, 2024, the U.S. Securities Actions were consolidated as Consolidated Civil Action No. 1:24-cv-00739-DDD-SBP (the “Consolidated U.S. Securities Action”) and the court appointed lead counsel and a lead plaintiff for the putative class. On October 15, 2024, the lead plaintiff filed a consolidated amended complaint and defendants filed a motion to dismiss that complaint. On September 30, 2025, the court dismissed the Consolidated U.S. Securities Action, but granted the lead plaintiff leave to amend. The lead plaintiff filed a second consolidated amended complaint on November 5, 2025 and defendants filed a motion to dismiss that complaint on January 9, 2026.
Additionally, two putative securities class actions, Glenna Padley v. SSR Mining Inc., et. al. (the “Padley Action”) and Abdurrazag Mutat v. SSR Mining Inc., et al., (the “Mutat Action”) were filed on March 27, 2024 and April 23, 2024, respectively, in the Supreme Court of British Columbia (the “BC Actions”). Two additional putative securities class actions, Chao Liang v. SSR Mining Inc., et. al. (the “Liang Action”) and Michael Jones v. SSR Mining., et. al. (the “Jones Action”), were filed on April 5, 2024 and May 1, 2024, respectively, in the Ontario Superior Court of Justice (the “Ontario Actions” and together with the BC Actions, the “Canadian Securities Actions”). The Canadian Securities Actions assert claims for alleged misrepresentations by the Defendants at common law and in contravention of applicable Provincial securities law disclosure obligations. On August 9, 2024, carriage of the proposed Ontario Actions was granted to the Liang Action. The Jones Action is stayed as of such decision. On April 11, 2025, carriage of the proposed BC Actions was granted to the Padley Action. The Mutat Action is stayed as of such decision. On April 14, 2026, the Ontario Superior Court of Justice stayed the Liang Action until further order of the court or final determination of the Padley Action.
The Consolidated U.S. Securities Action and Canadian Securities Actions seek unspecified compensatory damages on behalf of the putative class members. The Company, along with the Individual Defendants, are defending themselves against these claims.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item IA., “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2025. The risks described in the Annual Report and herein are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that is deemed to be immaterial may also materially adversely affect the business, financial condition, cash flows and/or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the quarter ended March 31, 2026.
During the three months ended March 31, 2026, holders of the 2019 Notes exercised their conversion rights and elected to convert their holdings to common shares, where a principal amount of $229.8 million was converted to 13.1 million shares. Refer to Note 16 of the Condensed Consolidated Financial Statements for further details.
On March 27, 2026, the Company received approval of its Normal Course Issuer Bid (“2026 NCIB”) to purchase for cancellation up to 21.5 million common shares through the facilities of the Toronto Stock Exchange (“TSX”), Nasdaq or other Canadian and U.S. marketplaces over a twelve-month period beginning March 31, 2026 and ending March 30, 2027. Under the 2026 NCIB, the Company is not obligated to acquire any common shares and may suspend or discontinue purchases at any time. During the three months ended March 31, 2026, no common shares were repurchased. Subsequent to the period ended March 31, 2026, the Company purchased 9.2 million of its outstanding common shares at an average share price of $32.52 per share for a total consideration of $300.0 million pursuant to the 2026 NCIB. All shares were cancelled upon purchase.
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

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number
10.1 +++
Share Purchase Agreement, dated March 24, 2026, among SSR Mining Inc., Alacer Gold Corp. S.à r.l. and Cengiz Holding A.Ş. (incorporated by reference by SSR Mining Inc.'s Current Report on Form 8-K filed with the SEC on March 26, 2026)

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

SSR MINING INC. Registrant
Date: May 5, 2026	/s/ Michael J. Sparks
Name: Michael J. Sparks Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2026	/s/ Russell Farnsworth
Name: Russell Farnsworth Title: Vice President, Controller (Principal Accounting Officer)