Form 10-Q
period 2026-06-30
SSR MINING INC.
filed 2026-08-04
CIK 921638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
  ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes    ☒ No
There were 203,909,312 common shares outstanding on July 31, 2026.

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
Forward-looking statements include, without limitation, the types of statements listed under the heading “Forward-Looking Statements” in Part I, Item 1. Business of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 17, 2026 (“Form 10-K”), and subsequent filings with the SEC.
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
Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks and uncertainties discussed herein should be read in conjunction with the factors discussed in Part II, Item 1A., “Risk Factors” hereof, and Part I, Item IA., “Risk Factors” in the Form 10-K. Caution should be taken not to place undue reliance on any such forward-looking statements. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements, except as required by applicable law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SSR Mining Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$443,798	$405,455	$1,025,576	$722,073
Operating costs and expenses:
Cost of sales (1)	173,672	162,948	368,791	299,589
Depreciation, depletion, and amortization	31,052	26,204	61,157	56,785
General and administrative expense	27,649	26,634	66,130	50,529
Exploration and evaluation	8,959	6,057	14,263	12,017
Reclamation and remediation costs	7,149	6,309	13,647	10,014
Care and maintenance	—	1,013	—	1,013
Other operating expense (income), net	3,641	8,214	9,457	17,234
Operating income (loss)	191,676	168,076	492,131	274,892
Other income (expense):
Interest expense	(393)	(2,585)	(1,662)	(4,377)
Other income (expense)	12,367	5,994	20,315	12,256
Foreign exchange gain (loss)	(18,318)	(10,218)	(12,577)	(14,849)
Total other income (expense)	(6,344)	(6,809)	6,076	(6,970)
Income (loss) before income and mining taxes	185,332	161,267	498,207	267,922
Income and mining tax benefit (expense)	(48,318)	(29,284)	(110,521)	(51,384)
Net income (loss) from continuing operations	137,014	131,983	387,686	216,538
Net income (loss) from discontinued operations	(44,579)	(51,621)	(410,403)	(81,730)
Net income (loss)	92,435	80,362	(22,717)	134,808
Net loss (income) attributable to non-controlling interest, net of tax:
Discontinued operations	4,851	9,713	13,553	14,048
Net income (loss) attributable to SSR Mining shareholders	$97,286	$90,075	$(9,164)	$148,856

Net income (loss) attributable to SSR Mining shareholders:
Continuing operations	$137,014	$131,983	$387,686	$216,538
Discontinued operations	(39,728)	(41,908)	(396,850)	(67,682)
	$97,286	$90,075	$(9,164)	$148,856

Weighted-average common shares
Basic	208,014	202,774	206,823	202,598
Diluted	209,167	216,989	213,221	216,691

Net income (loss) per share attributable to SSR Mining shareholders
Basic:
Continuing operations	$0.66	$0.65	$1.87	$1.07
Discontinued operations	$(0.19)	$(0.21)	$(1.91)	$(0.34)
Diluted:
Continuing operations	$0.66	$0.61	$1.82	$1.01
Discontinued operations	$(0.19)	$(0.19)	$(1.86)	$(0.31)
(1) Excludes depreciation, depletion, and amortization.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income (loss)	$(22,717)	$134,808
Net (income) loss from discontinued operations	410,403	81,730
Adjustments for:
Depreciation, depletion, and amortization	61,157	56,785
Reclamation and remediation costs	13,647	10,014
Payments for reclamation and remediation liabilities	(4,397)	(1,636)
Deferred income taxes	4,996	2,588
Stock-based compensation	31,889	16,909
Loss (gain) on derivative instruments	(5,589)	(65)
Change in fair value of marketable securities	(4,886)	(3,721)
Loss (gain) on sale and disposal of assets, net	4,493	—
Change in fair value of deferred consideration	1,552	2,839
Other taxes	521	439
Loss (gain) on foreign exchange	1,504	10,896
Other operating activities	4,413	4,166
Net change in operating assets and liabilities	(76,529)	(45,826)
Net cash provided by operating activities from continuing operations	420,457	269,926
Net cash used in operating activities from discontinued operations	(55,665)	(30,033)
Net cash provided by operating activities	364,792	239,893

Investing activities
Additions to mineral properties, plant and equipment	(121,361)	(75,505)
Acquisitions, net	—	(108,736)
Purchases of marketable securities	(21,657)	(20,566)
Net proceeds from sale of marketable securities	16,014	13,609
Proceeds from divestiture of Çöpler	1,495,005	—
Other investing activities	1,250	1,250
Net cash provided by (used in) investing activities from continuing operations	1,369,251	(189,948)
Net cash used in investing activities from discontinued operations	(56,044)	(30,052)
Net cash provided by (used in) investing activities	1,313,207	(220,000)

Financing activities
Repayment of debt, principal	(65,025)	—
Proceeds from revolving credit facility	65,000	—
Repurchase of common shares	(337,782)	—
Proceeds from exercise of stock options	578	—
Principal payments on finance leases	(1,817)	—
Taxes paid related to net share settlement of equity awards	(4,829)	—
Payment of contingent consideration	(87,500)	—
Net cash used in financing activities from continuing operations	(431,375)	—
Net cash provided by financing activities from discontinued operations	12,632	10,531
Net cash provided by (used in) financing activities	(418,743)	10,531
Effect of foreign exchange rate changes on cash and cash equivalents	(1,217)	(6,202)
Change in cash and cash equivalents from divestiture of Çöpler and deconsolidation of Artmin	9,442	4,892
Net increase in cash and cash equivalents	1,267,481	29,114
Cash and cash equivalents, beginning of period	515,561	359,287
Cash and cash equivalents, end of period	$1,783,042	$388,401
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$1,783,042	$515,561
Marketable securities	50,922	40,779
Trade and other receivables	95,774	133,621
Inventories	510,511	488,799
Prepaids and other current assets	29,054	23,093
Assets held for sale	—	85,412
Total current assets	2,469,303	1,287,265

Mineral properties, plant and equipment, net	1,081,575	1,024,415
Inventories	406,203	328,923
Deferred income tax assets	4,725	4,857
Other non-current assets	53,360	57,813
Assets held for sale	264,124	3,390,625
Total assets	$4,279,290	$6,093,898

LIABILITIES
Accounts payable	$32,813	$25,405
Accrued liabilities and other	209,295	193,282
Reclamation and remediation liabilities	10,038	8,814
Finance lease liabilities	92	1,745
Current portion of debt	—	229,640
Contingent consideration liabilities	—	86,625
Liabilities held for sale	—	72,845
Total current liabilities	252,238	618,356

Reclamation and remediation liabilities	397,274	390,209
Deferred income tax liabilities	129,918	125,054
Contingent consideration liabilities	77,306	75,582
Other non-current liabilities	30,980	39,327
Liabilities held for sale	—	531,116
Total liabilities	887,716	1,779,644

EQUITY
Common shares – unlimited authorized common shares with no par value; 206,395 and 203,001 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3,076,462	2,998,654
Retained earnings	315,112	509,119
SSR Mining’s shareholders’ equity	3,391,574	3,507,773
Non-controlling interest	—	806,481
Total equity	3,391,574	4,314,254
Total liabilities and equity	$4,279,290	$6,093,898
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statements of Changes in Equity
(unaudited, in thousands)

	Common shares
	Number of shares	Amount	Retained earnings	Total equity attributable to SSR Mining shareholders	Non-controlling interest	Total equity
Balance as of December 31, 2025	203,001	$2,998,654	$509,119	$3,507,773	$806,481	$4,314,254
Exercise of stock options	20	418	—	418	—	418
Settlement of restricted share units (RSUs)	430	(2,781)	—	(2,781)	—	(2,781)
Equity-settled stock-based compensation	—	2,493	—	2,493	—	2,493
Conversion of 2019 Notes	13,061	229,531	—	229,531	—	229,531
Net income (loss)	—	—	(106,450)	(106,450)	(8,702)	(115,152)
Balance as of March 31, 2026	216,512	$3,228,315	$402,669	$3,630,984	$797,779	$4,428,763
Repurchase of common shares	(10,425)	(152,939)	(184,843)	(337,782)	—	(337,782)
Settlement of RSUs	308	(2,048)	—	(2,048)	—	(2,048)
Equity-settled stock-based compensation	—	3,134	—	3,134	—	3,134
Divestiture of Çöpler	—	—	—	—	(347,302)	(347,302)
Deconsolidation of Artmin	—	—	—	—	(445,626)	(445,626)
Net income (loss)	—	—	97,286	97,286	(4,851)	92,435
Balance as of June 30, 2026	206,395	$3,076,462	$315,112	$3,391,574	$—	$3,391,574

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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.THE COMPANY
SSR Mining Inc. and its subsidiaries (collectively, “SSR Mining,” the “Company,” “we,” “us” or “our”) is a precious metals mining company with four operations located in the United States, Canada and Argentina. The Company is principally engaged in the operation, acquisition, exploration and development of precious metal resource properties located in the Americas. The Company produces gold doré as well as copper, silver, lead and zinc concentrates. The Company’s properties include the Marigold Mine (“Marigold”) in Nevada, USA, the Cripple Creek & Victor Gold Mine (“CC&V”) in Colorado, USA, the Seabee Gold Operation (“Seabee”) in Saskatchewan, Canada, and Puna Operations (“Puna”) in Jujuy, Argentina. The Company also has development projects that it seeks to advance, as market and project conditions permit.
On June 24, 2026, the Company completed the divestiture of its 80% ownership interest in the Çöpler Gold Mine (“Çöpler”) and related properties in Türkiye. The accompanying Condensed Consolidated Financial Statements retrospectively present the disposal group as held for sale and the results of operations have been presented as discontinued operations. Refer to Note 3 and Note 4 for additional information.
On May 18, 2026, the Company entered into a definitive sale agreement to sell its 20% ownership interest in Artmin Madencilik Sanayi Ve Ticaret A.Ş (“Artmin”), which owns the Hod Maden development project. Upon the execution of the agreement, the Company resigned as operator of the Hod Maden development project and determined that it is no longer the primary beneficiary as the Company no longer has the power to direct the significant activities of Artmin. As a result, Artmin was deconsolidated from the Company’s consolidated financial statements. The assets, liabilities, and non-controlling interest of Artmin are no longer consolidated in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2026. Any remaining balances related to Artmin following the deconsolidation have been classified as held for sale and the related results of operations are presented as discontinued operations in the accompanying Condensed Consolidated Financial Statements. On July 17, 2026, the Company completed the sale of its ownership interest in Artmin. Refer to Note 3, Note 4, and Note 20 for additional information.
SSR Mining is incorporated under the laws of the Province of British Columbia, Canada. The Company’s common shares are listed on the Toronto Stock Exchange (“TSX”) in Canada and the Nasdaq Global Select Market (“Nasdaq”) in the U.S. under the symbol “SSRM”.
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company’s business may be impacted by adverse macroeconomic and geopolitical conditions. These conditions include inflation, interest rate and foreign currency fluctuations and slowdown of economic activity around the world. The Company maintains its cash and cash equivalents primarily in United States dollars (“USD”). Any fluctuation in the exchange rate of the Canadian Dollar (“CAD”), Argentine Peso (“ARS”), or the currency of any other country in which the Company operates, against the USD could result in a loss on the Company’s books to the extent the Company holds funds or net monetary or non-monetary assets denominated in those currencies, and any fluctuations of currency prices generally may result in volatility. Certain of the Company’s operations are located in countries that have in the past and are currently experiencing high rates of inflation. It is possible that in the future, high inflation in the countries in which we operate may result in an increase in operational costs in local currencies (without a concurrent devaluation of the local currency of operations against the dollar or an increase in the dollar price of gold, silver, copper, zinc or lead). Maintaining operating costs in currencies subject to significant inflation could expose us to risks relating to devaluation and high domestic inflation.
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
Deconsolidation of a Subsidiary
A subsidiary is deconsolidated from the Company’s financial statements when the Company no longer has a controlling financial interest in its subsidiaries, including consolidated variable interest entities. This generally occurs when the Company loses control through a sale, transfer, or other means. Upon deconsolidation, the Company derecognizes the assets and liabilities of the subsidiary from the consolidated balance sheet at their carrying amounts at the date when control is lost. Any retained non-controlling equity investment in the former subsidiary is remeasured to its fair value at the date control is lost. This fair value becomes the initial carrying amount of the retained investment.
The Company records a gain or loss on deconsolidation based on the difference on the deconsolidation date between (i) the aggregate of (a) the fair value of any consideration received, (b) the fair value of any retained non-controlling investment in the former subsidiary and (c) the carrying amount of any non-controlling interest in the subsidiary being deconsolidated, less (ii) the carrying amount of the former subsidiary’s assets and liabilities.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Equity Method Investment
The Company applies the equity method to account for investments in unconsolidated entities where the Company retains significant influence in the operations of the investee. When the Company sells properties to unconsolidated arrangements and retains a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold when its derecognition criteria are met. The equity method investment we retain in such partial sale transactions is non-cash consideration and is measured at fair value.
Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) in the United States. Therefore, this information should be read in conjunction with SSR Mining Inc.’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed on February 17, 2026. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. The results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
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
3.ACQUISITIONS AND DIVESTITURES
Acquisitions
Acquisition of Cripple Creek and Victor Gold Mine
On February 28, 2025, the Company completed the acquisition of all of the issued and outstanding common shares of CC&V from Newmont Corporation for total consideration of $247.7 million. The acquisition included contingent consideration of up to $175.0 million related to specified permitting and regulatory milestones. The contingent consideration consists of two milestone payments of $87.5 million each. During the first quarter of 2026, the Company paid the $87.5 million milestone to Newmont Corporation and was relieved of the contingent payment associated with the Carlton Tunnel.
Pro forma financial information
The following unaudited pro forma financial information represents a summary of the historical consolidated results of operations for the six months ended June 30, 2025, giving effect to the acquisition as if it had been completed on January 1, 2024. The pro forma financial information is provided for illustrative purposes only and is not intended to represent what the Company’s financial position or results of operations would have been had the acquisition occurred on the assumed date, nor does it purport to project the future operating results or the financial position of the Company following the acquisition.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The unaudited pro forma financial information is presented below (in thousands):

Six Months Ended June 30, 2025
Revenue	$810,231
Net income attributable to SSR Mining shareholders from continuing operations (1)	$251,894
(1)For the six months ended June 30, 2025, net income (loss) includes $11.8 million of transaction and integration costs.
Divestitures
Divestiture of ownership in the Çöpler mine
On June 24, 2026, the Company completed the divestiture of its 80% ownership interest in the Çöpler mine and related properties in Türkiye to Cengiz Holding A.Ş. (“Cengiz Holding”) and affiliates for approximately $1.5 billion in cash. The Company recognized a loss on the divestment of Çöpler of $337.4 million during the six months ended June 30, 2026 included within Net income (loss) from discontinued operations. The total loss includes a write-down of $338.2 million recognized during the three months ended March 31, 2026 to adjust the assets held for sale of the Çöpler reportable segment to the lower of the carrying value or fair value, less costs to sell. The Company provided transitional services support to Cengiz Holding for thirty days following the closing date.
The Company determined that in conjunction with entering into the share purchase agreement, dated March 24, 2026, the operations of the Çöpler mine met the criteria for discontinued operations reporting, as the sale represents a strategic shift that will have a major effect on our operations and financial results. Accordingly, the Condensed Consolidated Financial Statements retrospectively present the disposal group as held for sale and the results of operations and cash flows of the disposal group have been presented as discontinued operations in the Condensed Consolidated Financial Statements. Refer to Note 4 for additional information.
Divestiture of ownership in the Hod Maden project
On May 18, 2026, the Company entered into a definitive agreement with Lidya Madencilik Sanayi ve Ticaret A.Ş (“Lidya Mines”) to sell its 20% ownership interest in Artmin, which owns the Hod Maden development project (the “Project”), for an uncapped 4.0% net smelter return royalty on 100% of the Project. Upon execution of the agreement, the Company resigned as operator and Lidya Mines assumed the role of operator of the Project. The Company determined that it is no longer the primary beneficiary of Artmin, as it no longer has the power to direct the significant activities of Artmin. As a result, Artmin was deconsolidated from the Company’s Condensed Consolidated Financial Statements effective as of May 18, 2026. The assets, liabilities, and non-controlling interest of Artmin are no longer consolidated in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2026. Upon deconsolidation, the Company recognized a loss of $17.5 million, classified as Loss on deconsolidation and included within Net income (loss) from discontinued operations. Following the deconsolidation, the Company accounted for the equity ownership in Artmin under the equity method of accounting and initially recognized the investment in Artmin at a fair value of $105.5 million, included within Assets held for sale on the Condensed Consolidated Balance Sheets. The fair value of the equity method investment in Artmin was determined using a discounted cash flow model. The significant assumptions include future metal prices, estimated quantities of mineral reserves and mineral resources, future capital and operating expenditures, and discount rates.
Following the deconsolidation of Artmin and until the completion of the sale, the Company will continue its involvement with Artmin primarily through our remaining equity interest and a related party shareholder loan receivable. The shareholder loan represents amounts advanced by the Company to fund the development of the Project. As of June 30, 2026, the shareholder loan had a carrying value of $158.7 million, which was initially recognized at fair value upon deconsolidation on May 18, 2026, and is included within Assets held for sale. The shareholder loan will be settled at the closing date.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company determined that the Company’s equity method investment in Artmin met the criteria for classification as held for sale and for discontinued operations reporting, as the sale will represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the equity method investment and shareholder loan have been presented as held for sale in the Condensed Consolidated Financial Statements. Refer to Note 4 for additional information.
4.HELD FOR SALE AND DISCONTINUED OPERATIONS
The following table presents the results of operations for discontinued operations, as reported in the Company’s Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating costs and expenses:
Depreciation, depletion, and amortization	$65	$33	$140	$65
Exploration and evaluation	519	747	1,381	1,651
Reclamation and remediation costs	594	63,541	1,486	64,156
Loss on divestiture of Çöpler (1)	(798)	—	337,431	—
Loss on deconsolidation of Artmin	17,474	—	17,474	—
Care and maintenance (2)	23,202	36,714	59,843	72,509
Other operating expense (income), net	879	(41,843)	4,824	(39,265)
Operating income (loss)	(41,935)	(59,192)	(422,579)	(99,116)
Other income (expense):
Interest expense	(780)	(1,642)	(2,395)	(3,219)
Other income (expense)	(1,156)	213	(961)	275
Foreign exchange gain (loss)	(631)	25	(3,323)	(1,397)
Total other income (expense)	(2,567)	(1,404)	(6,679)	(4,341)
Income (loss) before income and mining taxes	(44,502)	(60,596)	(429,258)	(103,457)
Income and mining tax benefit (expense)	—	9,051	19,297	22,013
Equity income (loss) of affiliates	(77)	(76)	(442)	(286)
Net income (loss) from discontinued operations	(44,579)	(51,621)	(410,403)	(81,730)
Net loss (income) from discontinued operations attributable to non-controlling interest	4,851	9,713	13,553	14,048
Net income (loss) from discontinued operations attributable to SSR Mining shareholders	$(39,728)	$(41,908)	$(396,850)	$(67,682)
(1)A total net loss of $337.4 million was recognized on the Çöpler divestiture since designation as held for sale in the first quarter of 2026, including a $338.2 million write-down of Çöpler to fair value less costs to sell in the first quarter of 2026 and a $0.8 million loss reversal in the second quarter of 2026.
(2)For the three months ended June 30, 2026 and 2025, care and maintenance expense represents $23.2 million and $21.8 million, respectively, of direct costs, excluding costs associated with environmental reclamation and remediation, and nil and $14.9 million, respectively, of depreciation incurred during the suspension of operations at Çöpler.
For the six months ended June 30, 2026 and 2025, care and maintenance expense represents $44.9 million and $42.4 million, respectively, of direct costs, excluding costs associated with environmental reclamation and remediation, and $14.9 million and $30.1 million, respectively, of depreciation incurred during the suspension of operations at Çöpler.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the major classes of assets and liabilities classified as held for sale, as reported in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025 (1)
Assets held for sale:
Cash and cash equivalents	$—	$19,273
Trade and other receivables	—	3,102
Equity method investments	—	142
Inventories	—	27,522
Prepaids and other current assets	—	11,824
Prepaids, related party	—	23,549
Total current assets held for sale	—	85,412

Other receivables, related party	158,656	—
Mineral properties, plant and equipment, net	—	3,108,839
Inventories	—	274,919
Equity method investments	105,468	—
Other non-current assets	—	6,867
Total assets held for sale	$264,124	$3,476,037

Liabilities held for sale:
Accounts payable	$—	$15,449
Accrued liabilities and other	—	16,005
Reclamation and remediation liabilities	—	25,379
Finance lease liabilities	—	5,012
Current portion of debt, related party	—	11,000
Total current liabilities held for sale	—	72,845

Debt, related party	—	51,419
Finance lease liabilities	—	76,344
Reclamation and remediation liabilities	—	207,081
Deferred income tax liabilities	—	162,435
Contingent consideration liabilities	—	30,774
Other non-current liabilities	—	3,063
Total liabilities held for sale	$—	$603,961

Non-controlling interest	$—	$806,481
(1)The consolidated assets as of December 31, 2025 include $3,467.5 million of assets of variable interest entities (“VIEs”) that can only be used to settle the obligations of the VIEs. As of December 31, 2025, the assets include Cash and cash equivalents of $15.4 million; Trade and other receivables of $3.0 million; Inventories, current of $27.5 million; Prepaids and other current assets of $12.4 million; Prepaids, related party of $23.5 million; Mineral properties, plant and equipment, net of $3,105.9 million; Inventories, non-current of $274.9 million; and Other non-current assets of $4.9 million. The consolidated liabilities as of December 31, 2025 include $570.3 million of liabilities of VIEs whose creditors have no recourse to the Company. As of December 31, 2025, the liabilities include Accounts payable of $15.3 million; Accrued liabilities and other of $13.8 million; Reclamation and remediation liabilities, current of $25.4 million; Finance lease liabilities, current of $5.0 million; Current portion of debt, related party of $11.0 million; Debt, related party, non-current of $51.4 million; Finance lease liabilities, non-current of $76.3 million; Reclamation and remediation liabilities, non-current of $207.1 million; Deferred income tax liabilities of $162.4 million; and Other non-current liabilities of $2.6 million.

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
As described in Note 3, the Çöpler mine and related properties and the Hod Maden project met the criteria for classification as held for sale and discontinued operations, and are excluded from the tables below. Following the removal of Çöpler, the Company determined that it has four reportable and operating segments represented by each of its producing mine sites.
The following tables provide a summary of financial information related to the Company’s segments (in thousands):

	Three Months Ended June 30, 2026
	Marigold	CC&V	Seabee	Puna	Segment Total	Corporate and other (1)	Total from Continuing Operations
Revenue	$127,376	$129,094	$65,311	$122,017	$443,798	$—	$443,798
Cost of sales (2)	$58,843	$44,488	$27,016	$43,325	$173,672	$—	$173,672
Depreciation, depletion, and amortization	$8,096	$4,820	$12,218	$5,839	$30,973	$79	$31,052
General and administrative expense	$—	$—	$—	$—	$—	$27,649	$27,649
Exploration and evaluation	$219	$225	$1,619	$3,964	$6,027	$2,932	$8,959
Reclamation and remediation costs	$890	$4,643	$336	$1,280	$7,149	$—	$7,149
Other operating expense (income), net	$1,177	$(110)	$44	$297	$1,408	$2,233	$3,641
Operating income (loss)	$58,151	$75,028	$24,078	$67,312	$224,569	$(32,893)	$191,676
Interest expense	$—	$(3)	$—	$(29)	$(32)	$(361)	$(393)
Interest income	$121	$187	$61	$424	$793	$4,031	$4,824
Other income (expense)	$(210)	$1,528	$5	$6,319	$7,642	$(99)	$7,543
Foreign exchange gain (loss)	$—	$1	$(302)	$(13,294)	$(13,595)	$(4,723)	$(18,318)
Income (loss) before income and mining taxes	$58,062	$76,741	$23,842	$60,732	$219,377	$(34,045)	$185,332
Capital expenditures	$40,188	$19,442	$11,058	$9,757	$80,445	$—	$80,445
Total assets as of June 30, 2026	$947,676	$727,212	$393,261	$316,327	$2,384,476	$1,894,814	$4,279,290
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30, 2025
	Marigold	CC&V	Seabee (1)	Puna	Segment Total	Corporate and other (2)	Total from Continuing Operations
Revenue	$118,786	$149,965	$34,540	$102,164	$405,455	$—	$405,455
Cost of sales (3)	$56,376	$50,003	$18,473	$38,096	$162,948	$—	$162,948
Depreciation, depletion, and amortization	$8,228	$2,784	$6,921	$8,191	$26,124	$80	$26,204
General and administrative expense	$—	$—	$—	$—	$—	$26,634	$26,634
Exploration and evaluation	$1,824	$(195)	$2,743	$805	$5,177	$880	$6,057
Reclamation and remediation costs	$806	$3,887	$336	$1,280	$6,309	$—	$6,309
Care and maintenance (4)	$—	$—	$1,013	$—	$1,013	$—	$1,013
Other operating expense (income), net	$313	$630	$98	$203	$1,244	$6,970	$8,214
Operating income (loss)	$51,239	$92,856	$4,956	$53,589	$202,640	$(34,564)	$168,076
Interest expense	$—	$—	$—	$(877)	$(877)	$(1,708)	$(2,585)
Interest income	$756	$—	$303	$907	$1,966	$1,057	$3,023
Other income (expense)	$(246)	$—	$(7)	$3,954	$3,701	$(730)	$2,971
Foreign exchange gain (loss)	$—	$—	$854	$(6,235)	$(5,381)	$(4,837)	$(10,218)
Income (loss) before income and mining taxes	$51,749	$92,856	$6,106	$51,338	$202,049	$(40,782)	$161,267
Capital expenditures	$18,841	$14,427	$8,762	$4,023	$46,053	$759	$46,812
Total assets as of June 30, 2025	$818,746	$534,551	$355,909	$363,386	$2,072,592	$358,728	$2,431,320
(1)During the second quarter of 2025, the Company suspended operations at Seabee for approximately two weeks due to power interruptions caused by forest fires to the north of the mine. Seabee resumed operations on June 13, 2025.
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
(4)Care and maintenance expense represents the direct costs of $0.2 million and depreciation of $0.8 million during the temporary suspension of operations at Seabee during the three months ended June 30, 2025.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended June 30, 2026
	Marigold	CC&V	Seabee	Puna	Segment Total	Corporate and other (1)	Total from Continuing Operations
Revenue	$315,015	$315,546	$93,757	$301,258	$1,025,576	$—	$1,025,576
Cost of sales (2)	$130,477	$99,234	$48,261	$90,819	$368,791	$—	$368,791
Depreciation, depletion, and amortization	$18,095	$10,199	$19,154	$13,550	$60,998	$159	$61,157
General and administrative expense	$—	$—	$—	$—	$—	$66,130	$66,130
Exploration and evaluation	$462	$248	$3,434	$6,084	$10,228	$4,035	$14,263
Reclamation and remediation costs	$1,779	$8,636	$672	$2,560	$13,647	$—	$13,647
Other operating expense (income), net	$4,020	$533	$443	$521	$5,517	$3,940	$9,457
Operating income (loss)	$160,182	$196,696	$21,793	$187,724	$566,395	$(74,264)	$492,131
Interest expense	$—	$(11)	$(12)	$(24)	$(47)	$(1,615)	$(1,662)
Interest income	$324	$327	$265	$745	$1,661	$6,323	$7,984
Other income (expense)	$(413)	$1,915	$(17)	$11,252	$12,737	$(406)	$12,331
Foreign exchange gain (loss)	$—	$1	$(217)	$(7,717)	$(7,933)	$(4,644)	$(12,577)
Income (loss) before income and mining taxes	$160,093	$198,928	$21,812	$191,980	$572,813	$(74,606)	$498,207
Capital expenditures	$65,861	$26,919	$28,866	$14,502	$136,148	$—	$136,148
Total assets as of June 30, 2026	$947,676	$727,212	$393,261	$316,327	$2,384,476	$1,894,814	$4,279,290
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended June 30, 2025
	Marigold	CC&V (1)	Seabee (2)	Puna	Segment Total	Corporate and other (3)	Total from Continuing Operations
Revenue	$235,966	$184,837	$110,842	$190,428	$722,073	$—	$722,073
Cost of sales (4)	$115,102	$67,968	$41,604	$74,915	$299,589	$—	$299,589
Depreciation, depletion, and amortization	$16,941	$3,288	$20,425	$15,972	$56,626	$159	$56,785
General and administrative expense	$—	$—	$—	$—	$—	$50,529	$50,529
Exploration and evaluation	$2,515	$—	$6,883	$1,177	$10,575	$1,442	$12,017
Reclamation and remediation costs	$1,610	$5,171	$672	$2,561	$10,014	$—	$10,014
Care and maintenance (5)	$—	$—	$1,013	$—	$1,013	$—	$1,013
Other operating expense (income), net	$656	$634	$98	$439	$1,827	$15,407	$17,234
Operating income (loss)	$99,142	$107,776	$40,147	$95,364	$342,429	$(67,537)	$274,892
Interest expense	$—	$—	$—	$(982)	$(982)	$(3,395)	$(4,377)
Interest income	$2,356	$—	$731	$1,253	$4,340	$1,680	$6,020
Other income (expense)	$(459)	$—	$(15)	$7,778	$7,304	$(1,068)	$6,236
Foreign exchange gain (loss)	$—	$—	$746	$(9,920)	$(9,174)	$(5,675)	$(14,849)
Income (loss) before income and mining taxes	$101,039	$107,776	$41,609	$93,493	$343,917	$(75,995)	$267,922
Capital expenditures	$34,091	$15,820	$20,564	$5,977	$76,452	$—	$76,452
Total assets as of June 30, 2025	$818,746	$534,551	$355,909	$363,386	$2,072,592	$358,728	$2,431,320
(1)The reported statements of operations amounts reflect results for CC&V from the date of acquisition on February 28, 2025 through June 30, 2026.
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
(5)Care and maintenance expense represents the direct costs of $0.2 million and depreciation of $0.8 million during the temporary suspension of operations at Seabee during the six months ended June 30, 2025.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6.REVENUE
The following table represents revenues by product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gold sales
Marigold	$127,313	$118,753	$314,887	$235,895
CC&V	125,266	149,464	309,390	184,123
Seabee	65,286	34,525	93,717	110,802
Concentrate sales
Puna	119,291	100,151	289,554	186,844
Other (1)
Marigold	63	33	128	71
CC&V	3,828	501	6,156	714
Seabee	25	15	40	40
Puna	2,726	2,013	11,704	3,584
Total	$443,798	$405,455	$1,025,576	$722,073
(1)Other revenue includes: changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.
Revenue by metal
Revenue by metal type are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gold	$317,865	$302,742	$717,994	$530,820
Silver	109,629	87,210	269,114	162,485
Lead	8,261	11,430	17,895	22,481
Zinc	1,401	1,511	2,545	1,878
Other (1)	6,642	2,562	18,028	4,409
Total	$443,798	$405,455	$1,025,576	$722,073
(1)Other revenue includes: changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.
Provisional metal sales
As of June 30, 2026, the Company had silver sales of 4.0 million ounces at an average price of $74.79 per ounce, lead sales of 18.2 million pounds at an average price of $0.88 per pound, and zinc sales of 2.6 million pounds at an average price of $1.50 per pound, subject to normal course final pricing over the next several months.
For the three months ended June 30, 2026 and 2025, the change in the fair value of the Company’s embedded derivatives relating to provisional concentrate metal sales was an increase of $2.6 million and $2.0 million, respectively. For the six months ended June 30, 2026 and 2025, the change in the fair value of the Company’s embedded derivatives relating to provisional concentrate metal sales was an increase of $11.5 million and $3.6 million, respectively. The changes in fair value have been recorded in Revenue.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7.OTHER OPERATING EXPENSE (INCOME), NET
The following table includes the components of Other operating expense (income), net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
CC&V transaction and integration costs	$—	$4,958	$—	$11,753
Loss (gain) on sale and disposal of assets, net	1,251	411	4,493	755
Change in fair value of contingent consideration	832	2,013	2,538	3,654
Other taxes	1,699	202	1,923	439
Other	(141)	630	503	633
Total	$3,641	$8,214	$9,457	$17,234
8.OTHER INCOME (EXPENSE)
The following table includes the components of Other income (expense):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$4,824	$3,023	$7,984	$6,020
Gain (loss) on investments and on marketable securities sales	2,832	2,725	6,521	4,564
Change in fair value of marketable securities	4,048	2,065	4,886	3,721
Other	663	(1,819)	924	(2,049)
Total	$12,367	$5,994	$20,315	$12,256
9.INCOME AND MINING TAXES
The Company’s consolidated effective income tax rate from continuing operations for the six months ended June 30, 2026 was 22.2% compared to 19.2% for the six months ended June 30, 2025. The Company, a Canadian domiciled entity, is subject to a statutory tax rate of 27.0%, inclusive of federal and provincial taxes. The effective income tax rate for the six months ended June 30, 2026 differs from the statutory rate primarily due to the tax benefits for excess percentage depletion and foreign derived deduction eligible income, partially offset by withholding taxes on current-year distributions. The effective rate for the six months ended June 30, 2025 differs from the statutory rate primarily due to the tax benefits for excess percentage depletion and foreign derived deduction eligible income, partially offset by additions to the valuation allowance for net operating losses generated by certain entities.
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The calculations of basic and diluted net income (loss) per share attributable to SSR Mining shareholders are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to SSR Mining shareholders from continuing operations	$137,014	$131,983	$387,686	$216,538
Interest saving on 2019 Notes, net of tax	—	1,247	916	2,479
Net income (loss) from continuing operations used in the calculation of diluted net income per share	$137,014	$133,230	$388,602	$219,017

Net income (loss) from discontinued operations	$(44,579)	$(51,621)	$(410,403)	$(81,730)
Net loss (income) attributable to non-controlling interest from discontinued operations	4,851	9,713	13,553	14,048
Net income (loss) from discontinued operations used in the calculation of diluted net income per share	$(39,728)	$(41,908)	$(396,850)	$(67,682)

Weighted-average number of common shares issued	208,014	202,774	206,823	202,598
Adjustments for dilutive instruments:
Restricted share units	1,153	1,220	1,109	1,112
2019 Notes	—	12,995	5,289	12,981
Diluted weighted-average number of shares outstanding	209,167	216,989	213,221	216,691

Net income (loss) per share attributable to SSR Mining shareholders
Basic
Continuing operations	$0.66	$0.65	$1.87	$1.07
Discontinued operations	(0.19)	(0.21)	(1.91)	(0.34)
	$0.47	$0.44	$(0.04)	$0.73

Diluted
Continuing operations	$0.66	$0.61	$1.82	$1.01
Discontinued operations	(0.19)	(0.19)	(1.86)	(0.31)
	$0.47	$0.42	$(0.04)	$0.70

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11.FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Refer to Note 12 to the audited Consolidated Financial Statements in the Company’s 2025 Annual Report on Form 10-K for additional information on the Company's assets and liabilities measured at fair value. The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring (at least annually) and nonrecurring basis by level within the fair value hierarchy (in thousands):

	Fair value at June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$1,783,042	$—	$—	$1,783,042
Marketable securities (1)	50,922	—	—	50,922
Trade receivables from provisional sales, net (2)	—	41,924	—	41,924
Derivative assets (3)	—	4,387	—	4,387
Deferred consideration	—	—	27,552	27,552
	$1,833,964	$46,311	$27,552	$1,907,827

Liabilities:
Contingent consideration liabilities	$—	$—	$77,306	$77,306
	$—	$—	$77,306	$77,306
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
(3)At times, the Company manages a portion of its exposure to fluctuation in diesel prices and foreign currency exchange rates through derivative financial instruments. In periods when the Company has open derivative positions, the derivative assets and liabilities are valued using pricing models with inputs derived from observable market data, including quoted prices in active markets. The Company’s diesel collar instruments, included in Prepaids and other current assets in the Condensed Consolidated Balance Sheets, are valued using inputs derived from observable market data, including quoted commodity forward prices. The inputs do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy. As of June 30, 2026, the Company has outstanding diesel collar contracts with an aggregate notional volume of approximately 7.4 million gallons, which are expected to settle through December 2026. The gain of $11.9 million resulting from diesel collar contracts has been recorded in Cost of sales in the Condensed Consolidated Statements of Operations.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Fair value at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$515,561	$—	$—	$515,561
Marketable securities (1)	40,779	—	—	40,779
Trade receivables from provisional sales, net (2)	—	90,148	—	90,148
Deferred consideration	—	—	27,755	27,755
	$556,340	$90,148	$27,755	$674,243
Liabilities:
Contingent consideration liabilities	$—	$—	$162,207	$162,207
Other	—	1,202	—	1,202
	$—	$1,202	$162,207	$163,409
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

	Six Months Ended June 30,
	2026	2025
Deferred consideration assets:
Balance as of January 1	$27,755	$26,383
Revaluations	1,047	1,683
Collections	(1,250)	(1,250)
Balance as of June 30	$27,552	$26,816

	Six Months Ended June 30,
	2026	2025
Contingent consideration liabilities:
Balance as of January 1	$162,207	$—
Revaluations	2,599	4,522
Additions	—	135,462
Payments (1)	(87,500)	—
Balance as of June 30	$77,306	$139,984
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

		June 30, 2026		December 31, 2025
	Level	Carrying amount	Fair value	Carrying amount	Fair value
2019 Notes (1)	1	$—	$—	$229,640	$300,677
(1)The fair value disclosed for the Company’s 2019 Notes is included in Level 1 as the basis of valuation uses a quoted price in an active market. During the first quarter of 2026, holders of the 2019 Notes exercised their conversion rights and elected to convert their holdings to common shares. Refer to Note 16 for additional information.
12.TRADE AND OTHER RECEIVABLES
The components of Trade and other receivables are as follows (in thousands):

	June 30, 2026	December 31, 2025
Trade receivables	$46,276	$94,031
Value added tax receivables	17,227	17,475
Income tax receivable	8,289	1,679
Other taxes receivable	21,587	20,264
Other	2,395	172
Total	$95,774	$133,621
No provision for credit loss was recognized as of June 30, 2026 or December 31, 2025. All trade receivables are expected to be settled within twelve months.

13.INVENTORIES
The components of Inventories are as follows (in thousands):

	June 30, 2026	December 31, 2025
Materials and supplies	$115,440	$101,257
Stockpiled ore	40,723	46,515
Leach pad inventory	331,049	315,482
Work-in-process	5,037	6,385
Finished goods	18,262	19,160
Total current inventories	510,511	488,799

Leach pad inventory	406,203	328,923
Total non-current inventories	$406,203	$328,923
For the three and six months ended June 30, 2026, the Company recognized write-downs of materials and supplies inventories of $2.1 million classified as a component of Cost of sales. No write-downs of inventory were recognized during the three and six months ended June 30, 2025.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
14.MINERAL PROPERTIES, PLANT AND EQUIPMENT, NET
The components of Mineral properties, plant and equipment, net are as follows (in thousands):

	June 30, 2026	December 31, 2025
Plant and equipment (1)	$1,154,150	$1,084,113
Construction in process	85,903	67,469
Mineral properties subject to depletion	880,393	833,213
Mineral properties not yet subject to depletion	65,070	74,608
Exploration and evaluation assets	81,639	89,466
Total mineral properties, plant, and equipment	2,267,155	2,148,869
Accumulated depreciation, plant and equipment	(694,415)	(658,074)
Accumulated depletion, mineral properties	(491,165)	(466,380)
Mineral properties, plant, and equipment, net	$1,081,575	$1,024,415
(1)As of June 30, 2026 and December 31, 2025, plant and equipment includes finance lease right-of-use assets with a carrying amount of $0.2 million and $0.5 million, respectively.
No impairment was recognized during the three and six months ended June 30, 2026 and 2025.
15.ACCRUED LIABILITIES AND OTHER
The components of Accrued liabilities and other are as follows (in thousands):

	June 30, 2026	December 31, 2025
Accrued liabilities	$98,462	$81,969
Royalties payable	16,887	22,608
Stock-based compensation liabilities	49,017	21,645
Income taxes payable	42,721	62,156
Lease liabilities	2,208	2,152
Other	—	2,752
Total accrued liabilities and other	$209,295	$193,282
16.DEBT
The following tables summarize the Company’s debt balances (in thousands):

	June 30, 2026	December 31, 2025
2019 Notes (1)	$—	$229,640

Current Portion	$—	$229,640
(1)As of June 30, 2026 and December 31, 2025, amount is net of discount and debt issuance costs of nil and $0.4 million, respectively.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Convertible debt
2019 Notes
During the first quarter of 2026, following the issuance by the Company of a notice of redemption on February 18, 2026 to the holders of the 2019 Notes, the majority of all such holders exercised their conversion rights and elected to convert their holdings to common shares. The conversion occurred pursuant to the terms of the 2019 Notes agreement whereby the holders had the option to convert the 2019 Notes to common shares at any time prior to maturity on April 1, 2039. An aggregate principal amount of $229.8 million was converted to 13.1 million shares during the first quarter of 2026. Upon the conversion, the Company paid cash in lieu of fractional shares and interest of $2.6 million. On March 20, 2026, the Company redeemed the remaining unconverted principal amount of the 2019 Notes for $0.2 million in cash. The Company redemption was pursuant to the terms of the 2019 Notes agreement, which permitted the redemption of the 2019 Notes when the Company’s share price exceeded 130.0% of the conversion price for 20 or more days in a period of 30 consecutive trading days. The Company has been discharged of all debt obligations associated with the 2019 Notes.
Credit Agreement
On August 15, 2023, the Company entered into an amendment for its revolving credit facility to the Amended Credit Agreement (the “Second Amended Credit Agreement”) with the Bank of Nova Scotia, as administrative agent, and along with Canadian Imperial Bank of Commerce, as co-lead arrangers and joint bookrunners, the lenders party thereto and certain subsidiary guarantors named therein. The amendment, among other things, (i) extends the maturity to August 15, 2027, (ii) increases the credit agreement to $400.0 million with an additional accordion feature of $100.0 million, and (iii) modifies the reference rate from London Interbank Offered Rate (“LIBOR”) to an adjusted Secured Overnight Financing Rate (“SOFR”) plus applicable margin varying based on the Company’s consolidated leverage ratio and amounts drawn on the credit facility ranging from 2.00% to 2.75%. The adjusted SOFR includes a credit spread adjustment of 0.10% for all interest periods. During the three and six months ended June 30, 2026, the Company recognized interest expense of $0.5 million. No interest expense was recognized for the three and six months ended June 30, 2025.
As of June 30, 2026, the Company was in compliance with its covenants.
17.EQUITY
Repurchase of common shares
On March 27, 2026, the Company received approval of its Normal Course Issuer Bid (“2026 NCIB”) to purchase for cancellation up to 21.5 million common shares through the facilities of the TSX, Nasdaq or other Canadian and U.S. marketplaces over a twelve-month period beginning March 31, 2026 and ending March 30, 2027. On June 15, 2026, the Board of Directors of the Company approved an additional $500.0 million for share repurchases under the 2026 NCIB. Under the 2026 NCIB, the Company is not obligated to acquire any common shares and may suspend or discontinue purchases at any time.
During the three months ended June 30, 2026, the Company purchased 10,424,713 of its outstanding common shares at an average share price of $32.40 per share for total consideration of $337.8 million. All shares were cancelled upon purchase. Of the total consideration paid, $152.9 million was recorded as a reduction to common shares, representing the average paid-in capital per common share outstanding prior to the repurchase date. The remaining $184.8 million was recorded as a decrease to retained earnings.
Conversion of 2019 Notes to common shares
During the first quarter of 2026, holders of the 2019 Notes exercised their conversion rights and elected to convert their holdings to common shares. Refer to Note 16 for additional information.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
18.SUPPLEMENTAL CASH FLOW INFORMATION

Net change in operating assets and liabilities were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Decrease (increase) in operating assets:
Trade and other receivables	$34,827	$4,852
Inventories	(89,084)	(66,165)
Other operating assets	927	10,535
Increase (decrease) in operating liabilities:
Accounts payable	7,432	(4,609)
Accrued liabilities and other	(31,250)	9,764
Other operating liabilities	619	(203)
	$(76,529)	$(45,826)
Other cash information was as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Interest paid	$(3,808)	$(3,898)
Interest received	$5,227	$6,020
Income taxes paid	$(127,808)	$(37,393)
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Environmental matters
CC&V - Carlton Tunnel
The Carlton Tunnel was completed in 1941 with the purpose of draining the southern portion of the mining district, subsequently consolidated by CC&V. CC&V has held discharge permits for the Carlton Tunnel since 1983, primarily to focus on monitoring. The monitoring data accumulated since the mid-1970s have indicated consistency in the water quality discharged from the Carlton Tunnel over time. In 2006, legal proceedings and work with the regulator confirmed that the water flowing out of the Carlton Tunnel portal is akin to natural spring water and did not constitute mine drainage. However, when the Water Quality Control Division of the Colorado Department of Public Health and Environment (the “Division”) issued new discharge permits in January 2021, the Division imposed new water quality limits. In June 2025, the Water Quality Control Commission agreed to site specific standards for CC&V and a Discharger Specific Variance (“DSV”) for certain water quality standards. In January 2026, the Division issued a modification to CC&V's discharge permit to implement site specific standards for certain water quality standards, and a DSV and compliance extension for certain other standards. CC&V continues to study alternative long-term remediation plans for water discharged from the Carlton Tunnel, while also continuing to evaluate the appropriate scope of applicable permitting and regulatory requirements. On March 9, 2026, Newmont, the former indirect parent company of CC&V, and CC&V (as a Nominal Plaintiff in the Action), filed a lawsuit in federal court against the Colorado Water Quality Control Division seeking a declaratory judgment that federal and state law do not require the discharge permit for the Carlton Tunnel outflows. Depending on the outcome of the lawsuit and plans that may ultimately be agreed with regulators, a material adjustment to the remediation liability may be required. On June 26, 2026, defendants moved to dismiss the Action. The plaintiffs intend to oppose the motion, which will be fully briefed by August 2026 and pending review by the federal court.
Surety bonds
The Company uses surety bonds to support certain environmental bonding obligations. As of June 30, 2026 and December 31, 2025, the Company had surety bonds totaling $512.1 million and $500.1 million outstanding, respectively.
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
20.SUBSEQUENT EVENTS
Completed divestiture of ownership in the Hod Maden project
On July 17, 2026, the Company completed the sale of its 20% ownership interest in Artmin, as described in Note 3. Upon closing, the Company derecognized its equity method investment and shareholder loan, which were classified as Assets held for sale as of June 30, 2026, and established an uncapped 4.0% net smelter return royalty on 100% of the Project. The financial effects of the transaction will be reflected in the Company’s Condensed Consolidated Financial Statements for the three and nine months ending September 30, 2026.
Credit Agreement
On July 31, 2026, the Company entered into an amendment of its existing revolving credit facility. The amendment, among other things, (i) extends the maturity date to July 31, 2030, (ii) increases the revolving credit facility to $600.0 million, (iii) bears interest at SOFR plus an applicable margin ranging from 1.75% to 2.50%, and (iv) revises certain financial covenants.

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
Business Overview
SSR Mining is a precious metals mining company with four operations located in the United States, Canada, and Argentina. The Company is primarily engaged in the operation, acquisition, exploration and development of precious metal resource properties located in the Americas. The Company produces gold doré as well as copper, silver, lead and zinc concentrates. The Company’s properties include the Marigold Mine (“Marigold”) in Nevada, USA, the Cripple Creek & Victor Gold Mine (“CC&V”) in Colorado, USA, the Seabee Gold Operation (“Seabee”) in Saskatchewan, Canada, and the Puna Operations (“Puna”) in Jujuy, Argentina. The Company also has development projects that it seeks to advance, as market and project conditions permit.
On June 24, 2026, the Company completed the divestiture of its 80% ownership interest in the Çöpler mine and related properties in Türkiye to Cengiz Holding A.Ş. (“Cengiz Holding”) and affiliates for approximately $1.5 billion in cash. The results of operations of the disposed group have been retrospectively presented as discontinued operations for all periods presented. Refer to Note 3 and Note 4 of the Condensed Consolidated Financial Statements for additional information.
On May 18, 2026, the Company entered into a definitive agreement to dispose of its 20% ownership interest in Artmin Madencilik Sanayi Ve Ticaret A.Ş (“Artmin”), which owns the Hod Maden development project. Upon execution of the agreement, the Company determined that it is no longer the primary beneficiary of Artmin, as it no longer has the power to direct the significant activities of Artmin. As a result, Artmin was deconsolidated from the Company’s Condensed Consolidated Financial Statements, effective as of May 18, 2026. The assets, liabilities, and non-controlling interest of Artmin are no longer consolidated in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2026. On July 17, 2026, the Company completed the sale of its ownership interest in Artmin. Refer to Note 3, Note 4 and Note 20 for additional information.
Refer to the “Consolidated Results of Operations”, “Results of Operations”, “Liquidity and Capital Resources” and “Non-GAAP Financial Measures” for information for the six months ended June 30, 2026.
Consolidated Results of Operations
A summary of the Company's consolidated financial and operating results for the three and six months ended June 30, 2026 and 2025 are presented below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change (%)	2026	2025	Change (%)
Financial Results
Revenue	$443,798	$405,455	9.5%	$1,025,576	$722,073	42.0%
Cost of sales (1)	$173,672	$162,948	6.6%	$368,791	$299,589	23.1%
Depreciation, depletion, and amortization	$31,052	$26,204	18.5%	$61,157	$56,785	7.7%
General and administrative expenses	$27,649	$26,634	3.8%	$66,130	$50,529	30.9%
Exploration and evaluation	$8,959	$6,057	47.9%	$14,263	$12,017	18.7%
Reclamation and remediation costs	$7,149	$6,309	13.3%	$13,647	$10,014	36.3%
Care and maintenance	$—	$1,013	(100.0)%	$—	$1,013	(100.0)%
Other operating expenses (income), net	$3,641	$8,214	(55.7)%	$9,457	$17,234	(45.1)%
Operating income (loss)	$191,676	$168,076	14.0%	$492,131	$274,892	79.0%
Interest expense	$(393)	$(2,585)	84.8%	$(1,662)	$(4,377)	62.0%
Other income (expense)	$12,367	$5,994	106.3%	$20,315	$12,256	65.8%
Foreign exchange gain (loss)	$(18,318)	$(10,218)	(79.3)%	$(12,577)	$(14,849)	15.3%
Net income (loss) from continuing operations	$137,014	$131,983	3.8%	$387,686	$216,538	79.0%
Net income (loss) from discontinued operations	$(44,579)	$(51,621)	13.6%	$(410,403)	$(81,730)	(402.1)%
Net income (loss)	$92,435	$80,362	15.0%	$(22,717)	$134,808	(116.9)%
Net income (loss) attributable to SSR Mining shareholders:
Continuing operations	$137,014	$131,983	3.8%	$387,686	$216,538	79.0%
Discontinued operations	$(39,728)	$(41,908)	5.2%	$(396,850)	$(67,682)	(486.3)%
Net income (loss) attributable to SSR Mining shareholders	$97,286	$90,075	8.0%	$(9,164)	$148,856	(106.2)%
Basic net income (loss) per share attributable to SSR Mining shareholders:
Continuing operations	$0.66	$0.65	1.5%	$1.87	$1.07	74.8%
Discontinued operations	$(0.19)	$(0.21)	9.5%	$(1.91)	$(0.34)	(461.8)%
Diluted net income (loss) per share attributable to SSR Mining shareholders:
Continuing operations	$0.66	$0.61	8.2%	$1.82	$1.01	80.2%
Discontinued operations	$(0.19)	$(0.19)	—%	$(1.86)	$(0.31)	(500.0)%
Adjusted attributable net income (loss) attributable to SSR Mining shareholders from continuing operations (non-GAAP) (2)	$137,014	$138,303	(0.9)%	$387,686	$228,291	69.8%
Adjusted net income (loss) per share attributable to SSR Mining shareholders from continuing operations (non-GAAP) (2):
Basic (2)	$0.66	$0.68	(2.9)%	$1.87	$1.13	65.5%
Diluted (2)	$0.66	$0.64	3.1%	$1.82	$1.06	71.7%

Operating Results from Continuing Operations
Gold produced (oz)	75,601	90,966	(16.9)%	157,915	166,835	(5.3)%
Gold sold (oz)	73,919	90,739	(18.5)%	157,812	168,447	(6.3)%
Silver produced ('000 oz)	1,661	2,849	(41.7)%	3,399	5,354	(36.5)%
Silver sold ('000 oz)	1,506	2,534	(40.6)%	3,339	4,909	(32.0)%
Lead produced ('000 lb) (3)	7,131	13,877	(48.6)%	15,293	25,365	(39.7)%
Lead sold ('000 lb) (3)	7,304	12,058	(39.4)%	16,221	24,111	(32.7)%
Zinc produced ('000 lb) (3)	963	1,125	(14.4)%	1,987	1,883	5.5%
Zinc sold ('000 lb) (3)	889	1,279	(30.5)%	1,627	1,541	5.6%

Gold equivalent produced (oz) (4)	101,959	120,191	(15.2)%	211,873	223,987	(5.4)%
Gold equivalent sold (oz) (4)	97,822	116,736	(16.2)%	210,814	220,843	(4.5)%

Average realized gold price ($/oz sold)	$4,301	$3,336	28.9%	$4,550	$3,151	44.4%
Average realized silver price ($/oz sold)	$74.24	$35.24	110.7%	$83.88	$33.90	147.4%

Cost of sales per gold equivalent ounce sold (1, 4)	$1,775	$1,396	27.1%	$1,749	$1,357	28.9%
Cash cost per gold equivalent ounce sold (2, 4)	$1,637	$1,282	27.7%	$1,623	$1,247	30.2%
AISC per gold equivalent ounce sold (2, 4)	$2,622	$1,858	41.1%	$2,521	$1,807	39.5%
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
Revenue
Revenue increased by $38.3 million, or 9.5%, to $443.8 million for the three months ended June 30, 2026 as compared to $405.5 million for the three months ended June 30, 2025. The increase was primarily due to a 28.9% increase in average realized gold price, or $71.3 million, a 110.7% increase in realized silver price, or $58.7 million, partially offset by an 18.5% decrease in gold ounces sold, or $56.1 million, and a 40.6% decrease in silver ounces sold, or $36.2 million. The decrease in gold ounces sold was attributable to fewer gold ounces sold at CC&V and Marigold, partially offset by higher gold ounces sold at Seabee. For a discussion of revenue by segment, refer to the Results of Operations below.
Revenue increased by $303.5 million, or 42.0%, to $1,025.6 million for the six months ended June 30, 2026 as compared to $722.1 million for the six months ended June 30, 2025. The increase was primarily due to a 44.4% higher average realized gold price, or $220.8 million, and a 147.4% higher average realized silver price, or $166.9 million, partially offset by a 6.3% decrease in gold ounces sold, or $33.5 million, and a 32.0% decrease in silver ounces sold, or $53.2 million. The decrease in gold ounces sold was attributable to fewer gold ounces sold at Seabee and Marigold, partially offset by higher gold ounces sold at CC&V. For a discussion of revenue by segment, refer to the Results of Operations below.

Cost of sales
Cost of sales increased by $10.7 million, or 6.6%, to $173.7 million for the three months ended June 30, 2026 as compared to $162.9 million for the three months ended June 30, 2025. The increase was primarily due to higher cost of sales at Seabee and Puna, partially offset by lower cost of sales at CC&V. For a discussion of cost of sales by segment, refer to the Results of Operations below.
Cost of sales increased by $69.2 million, or 23.1%, to $368.8 million for the six months ended June 30, 2026 as compared to $299.6 million for the six months ended June 30, 2025. The increase was primarily due to the inclusion of CC&V for the full period and higher cost of sales at Puna, Marigold, and CC&V. For a discussion of cost of sales by segment, refer to the Results of Operations below.
Depreciation, depletion, and amortization
Depreciation, depletion, and amortization increased by $4.8 million, or 18.5%, to $31.1 million for the three months ended June 30, 2026 as compared to $26.2 million for the three months ended June 30, 2025, primarily due to higher depletion expense as a result of a 51.7% increase in gold ounces sold at Seabee.
Depreciation, depletion, and amortization increased by $4.4 million, or 7.7%, to $61.2 million for the six months ended June 30, 2026 as compared to $56.8 million for the six months ended June 30, 2025, primarily due to the inclusion of CC&V for the full six month period resulting in increased gold ounces sold.
General and administrative expense
General and administrative expense for the three months ended June 30, 2026 was $27.6 million as compared to $26.6 million for the three months ended June 30, 2025. General and administrative expenses increased primarily due to a $1.2 million increase in software licensing and related service costs.
General and administrative expense for the six months ended June 30, 2026 was $66.1 million as compared to $50.5 million for the six months ended June 30, 2025. General and administrative expenses increased primarily due to a $14.9 million increase in share-based compensation expense attributable to higher share prices in 2026 and a $1.9 million increase in contractors and outside services expense.
Exploration and evaluation costs
Exploration and evaluation costs for the three months ended June 30, 2026 were $9.0 million compared to $6.1 million for the three months ended June 30, 2025. Exploration and evaluation costs for the six months ended June 30, 2026 were $14.3 million compared to $12.0 million for the six months ended June 30, 2025. Exploration and evaluation costs increased primarily due to an increase in drilling activities at Melina and Cortaderas at Puna in 2026 as compared to 2025.
Reclamation and remediation costs
Reclamation and remediation costs for the three months ended June 30, 2026 were $7.1 million as compared to $6.3 million for the three months ended June 30, 2025. Reclamation and remediation costs increased by $0.8 million primarily due to higher reclamation study expense at CC&V.
Reclamation and remediation costs for the six months ended June 30, 2026 were $13.6 million as compared to $10.0 million for the six months ended June 30, 2025. Reclamation and remediation costs increased by $3.6 million primarily due to higher reclamation accretion expense of $2.6 million and reclamation study expense of $1.0 million at CC&V.

Care and maintenance
Care and maintenance costs for the three and six months ended June 30, 2026 were nil as compared to $1.0 million for the three and six months ended June 30, 2025. Care and maintenance expense incurred during the second quarter of 2025 represents $0.2 million of direct costs and $0.8 million of depreciation incurred during the temporary suspension of operations at Seabee.
Other operating expense (income), net
Other operating expense, net for the three months ended June 30, 2026 was $3.6 million as compared to $8.2 million for the three months ended June 30, 2025. The change was primarily due to a $5.0 million decrease in CC&V transaction and integration costs and a $1.2 million change in the fair value of contingent consideration.
Other operating expense, net for the six months ended June 30, 2026 was $9.5 million as compared to $17.2 million for the six months ended June 30, 2025. The change was primarily due to an $11.8 million decrease in CC&V transaction and integration costs and a $1.1 million change in the fair value of contingent consideration, partially offset by a $3.7 million increase in the loss on disposal of assets and a $1.5 million increase in other taxes.
Interest expense
Interest expense for the three months ended June 30, 2026 was $0.4 million as compared to $2.6 million for the three months ended June 30, 2025. Interest expense for the six months ended June 30, 2026 was $1.7 million as compared to $4.4 million for the six months ended June 30, 2025. The decrease was primarily due to lower outstanding debt balances during 2026, resulting from the conversion of the 2019 Notes during the first quarter of 2026.
Other income (expense)
Other income for the three months ended June 30, 2026 was $12.4 million as compared to $6.0 million for the three months ended June 30, 2025. The increase was primarily due to a $2.0 million increase in change in fair value of marketable securities and a $1.8 million increase in interest income.
Other income for the six months ended June 30, 2026 was $20.3 million as compared to $12.3 million for the six months ended June 30, 2025. The increase was primarily due to a $2.0 million increase in gain on marketable security sales, a $2.0 million increase in interest income, and a $1.2 million increase in change in fair value of marketable securities.
Foreign exchange gain (loss)
Foreign exchange loss for the three months ended June 30, 2026 was $18.3 million compared to $10.2 million for the three months ended June 30, 2025. Foreign exchange loss for the six months ended June 30, 2026 was $12.6 million compared to $14.8 million for the six months ended June 30, 2025. During the three and six months ended June 30, 2026, the foreign exchange loss was primarily due to the weakening of the ARS against the USD and its impact on ARS-denominated assets.
Income and mining tax benefit (expense)
Income and mining tax expense for the three months ended June 30, 2026 was $48.3 million as compared to an expense of $29.3 million for the three months ended June 30, 2025. The increase in income tax expense was primarily due to higher withholding taxes on distributions and higher quarter-to-date operating income compared to 2025. The Company's effective tax rate increased to 26.1% from 18.2% for the three months ended June 30, 2026 and 2025, respectively, primarily due to higher withholding taxes on distributions in 2026.

Income and mining tax expense for the six months ended June 30, 2026 was $110.5 million as compared to an expense of $51.4 million for the six months ended June 30, 2025. The increase in income tax expense was primarily due to higher year-to-date operating income and higher withholding taxes on distributions compared to 2025. The Company's effective tax rate increased to 22.2% from 19.2% for the six months ended June 30, 2026 and 2025, respectively, primarily due to higher withholding taxes on distributions, partially offset by a more favorable mix of earnings among the Company’s jurisdictions, resulting in lower additions to the valuation allowance in 2026 compared to 2025.
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
Discontinued operations
Net loss from discontinued operations for the three months ended June 30, 2026 was $44.6 million compared to $51.6 million for the three months ended June 30, 2025. The decrease in net loss from discontinued operations was primarily due to decreases in reclamation and remediation costs of $62.9 million and care and maintenance expense of $13.5 million, partially offset by a $42.7 million decrease in other operating income, a write-down of $0.8 million related to adjusting the Çöpler disposal group to fair value less costs to sell, and a $9.1 million decrease in income and mining tax benefit.
Net loss from discontinued operations for the six months ended June 30, 2026 was $410.4 million compared to $81.7 million for the six months ended June 30, 2025. The increase in net loss from discontinued operations was primarily due to a $337.4 million loss on the divestiture related to Çöpler, a $17.5 million loss related to the deconsolidation of Artmin, and a reduction in other operating income primarily due to a $44.4 million decrease in business interruption insurance proceeds received in 2025, partially offset by a decrease of $62.7 million in reclamation and remediation costs and a $12.7 million decrease in care and maintenance expense.
Refer to Note 4 of the Condensed Consolidated Financial Statements for additional information.

Results of Operations
Marigold, USA

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Data	2026	2025	Change (%)	2026	2025	Change (%)
Gold produced (oz)	31,059	35,906	(13.5)%	68,789	74,492	(7.7)%
Gold sold (oz)	29,720	35,589	(16.5)%	69,229	75,997	(8.9)%
Average realized gold price ($/oz sold)	$4,284	$3,337	28.4%	$4,548	$3,104	46.5%

Ore mined (kt)	4,324	3,425	26.2%	9,271	8,781	5.6%
Waste removed (kt)	17,044	20,912	(18.5)%	36,550	41,367	(11.6)%
Total material mined (kt)	21,368	24,337	(12.2)%	45,821	50,148	(8.6)%

Ore stacked (kt)	4,324	3,426	26.2%	9,271	8,782	5.6%
Gold grade stacked (g/t)	0.28	0.62	(54.8)%	0.27	0.44	(38.6)%

Cost of sales (1)	$58,843	$56,376	4.4%	$130,477	$115,102	13.4%
Cost of sales ($/oz gold sold) (1)	$1,980	$1,584	25.0%	$1,885	$1,515	24.4%
Cash costs ($/oz gold sold) (2)	$1,979	$1,586	24.8%	$1,884	$1,516	24.3%
AISC ($/oz gold sold) (2)	$3,044	$1,977	54.0%	$2,657	$1,864	42.5%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Marigold. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Gold production decreased 13.5% primarily due to lower gold grade stacked, partially offset by more ore tonnes stacked. Revenue increased by $8.6 million, or 7.2%, of which an increase of $28.1 million was due to a higher average realized gold price, partially offset by a decrease of $19.6 million due to fewer gold ounces sold. Cost of sales increased by $2.5 million, or 4.4%, primarily due to higher surface mining costs as a result of increased spending on parts and labor maintenance costs, and increased royalty expense resulting from higher realized gold prices during 2026. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 25.0% and 24.8%, respectively, due to fewer gold ounces sold as a result of lower gold grade stacked. AISC per ounce of gold sold increased 54.0% due to higher cash costs per gold ounce sold and higher sustaining capital expenditures related to the purchase of asset components and a haul truck in 2026.
Six months ended June 30, 2026 compared to six months ended June 30, 2025
Gold production decreased 7.7% due to lower gold grade stacked, partially offset by more tonnes stacked. Revenue increased by $79.0 million, or 33.5%, of which $100.0 million was due to a higher average realized gold price, partially offset by $21.0 million due to fewer gold ounces sold. Cost of sales increased by $15.4 million, or 13.4%, primarily due to higher surface mining costs as a result of increased spending on parts and labor maintenance costs, and increased royalty expense resulting from higher realized gold prices during 2026. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 24.4% and 24.3%, respectively, due to fewer gold ounces sold as a result of lower gold grade stacked. AISC per ounce of gold sold increased 42.5% due to higher cash costs per ounce of gold sold and higher sustaining capital expenditures related to the purchase of asset components and a haul truck in 2026.

Cripple Creek & Victor, USA

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Data	2026	2025	Change (%)	2026	2025(1)	Change (%)
Gold produced (oz)	27,725	44,062	(37.1)%	66,023	55,344	19.3%
Gold sold (oz)	28,499	44,800	(36.4)%	66,746	56,100	19.0%
Average realized gold price ($/oz sold)	$4,397	$3,336	31.8%	$4,636	$3,282	41.3%

Ore mined (kt)	3,726	3,441	8.3%	7,097	5,265	34.8%
Waste removed (kt)	6,134	4,880	25.7%	11,654	6,451	80.7%
Total material mined (kt)	9,860	8,321	18.5%	18,751	11,716	60.0%

Ore stacked (kt)	3,761	3,519	6.9%	7,036	5,378	30.8%
Gold grade stacked (g/t)	0.46	0.50	(7.8)%	0.45	0.45	—%

Cost of sales (2)	$44,488	$50,003	(11.0)%	$99,234	$67,968	46.0%
Cost of sales ($/oz gold sold) (2)	$1,561	$1,116	39.9%	$1,487	$1,212	22.7%
Cash costs ($/oz gold sold) (3)	$1,430	$1,105	29.4%	$1,396	$1,199	16.4%
AISC ($/oz gold sold) (3)	$1,995	$1,339	49.0%	$1,802	$1,427	26.3%
(1)The operating data presented for 2025 represents the period from February 28, 2025 to June 30, 2025, the period for which the Company was entitled to the economic benefits of CC&V following the acquisition.
(2)Excludes depreciation, depletion, and amortization.
(3)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at CC&V. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Gold production decreased 37.1% primarily due to the timing of leach recoveries. Revenue decreased by $20.9 million, or 13.9%, of which a decrease of $51.1 million was due to fewer gold ounces sold, partially offset by an increase of $30.2 million due to a higher average realized gold price. Cost of sales decreased by $5.5 million, or 11.0%, is primarily due to fewer gold ounces sold. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 39.9% and 29.4%, respectively, primarily due to higher surface mining costs as a result of higher labor costs and increased spending on maintenance parts and supplies, and fewer gold ounces sold. AISC per ounce of gold sold increased 49.0% due to higher cash costs per ounce and higher sustaining capital expenditures related to land purchases adjacent to the mine and site improvements in 2026.
Six months ended June 30, 2026 compared to six months ended June 30, 2025
Gold production increased 19.3% primarily due to the inclusion of production for the entire six month period in 2026 compared to 2025. Revenue increased by $130.7 million, or 70.7%, of which $90.4 million was due to a higher average realized gold price and $40.3 million was due to more gold ounces sold. Cost of sales increased by $31.3 million, or 46.0%, primarily due to a full six months of production in 2026 compared to 2025. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 22.7% and 16.4%, respectively, primarily due to higher surface mining costs as a result of increased labor costs spending on maintenance parts and supplies. AISC per ounce of gold sold increased by 26.3% primarily due to higher cash costs per ounce of gold sold and higher sustaining capital expenditures related to spend on asset components and land purchases in 2026.

Seabee, Canada

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Data	2026	2025	Change (%)	2026	2025	Change (%)
Gold produced (oz)	16,817	10,998	52.9%	23,103	36,999	(37.6)%
Gold sold (oz)	15,700	10,350	51.7%	21,837	36,350	(39.9)%
Average realized gold price ($/oz sold)	$4,158	$3,335	24.7%	$4,292	$3,048	40.8%

Ore mined (kt)	106	66	60.6%	187	148	26.4%

Ore milled (kt)	112	68	64.7%	188	158	19.0%
Gold mill feed grade (g/t)	4.95	5.22	(5.2)%	4.17	7.38	(43.5)%
Gold recovery (%)	96.5	96.6	0.1%	95.7	97.0	(1.3)%

Cost of sales (1)	$27,016	$18,473	46.2%	$48,261	$41,604	16.0%
Cost of sales ($/oz gold sold) (1)	$1,721	$1,785	(3.6)%	$2,210	$1,145	93.0%
Cash costs ($/oz gold sold) (2)	$1,721	$1,786	(3.6)%	$2,211	$1,145	93.1%
AISC ($/oz gold sold) (2)	$2,358	$2,708	(12.9)%	$3,396	$1,754	93.6%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Seabee. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Gold production increased 52.9% primarily due to higher mill throughput in 2026 compared to 2025 as a result of the temporary suspension of operations in 2025. Revenue increased by $30.8 million, or 89.1%, of which $17.9 million was due to more gold ounces sold and $12.9 million was due to higher average realized gold price. Cost of sales increased by $8.5 million, or 46.2%, due to higher gold ounces sold. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold were consistent for the three months ended June 30, 2026 and 2025. AISC per ounce of gold sold decreased 12.9% due to higher gold ounces sold.
Six months ended June 30, 2026 compared to six months ended June 30, 2025
Gold production decreased 37.6% primarily due to lower gold mill feed grade. Revenue decreased by $17.1 million, or 15.4%, of which $44.2 million was due to fewer gold ounces sold, partially offset by $27.2 million due to a higher average realized gold price. Cost of sales increased by $6.7 million, or 16.0%, due to higher milling and labor costs. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 93.0% and 93.1%, respectively, due to fewer gold ounces sold. AISC per ounce of gold sold increased 93.6% primarily due to higher cash cost per ounce of gold sold and higher sustaining capex related to the purchase of four haul trucks in 2026.

Puna, Argentina

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Data	2026	2025	Change (%)	2026	2025	Change (%)
Silver produced ('000 oz)	1,661	2,849	(41.7)%	3,399	5,354	(36.5)%
Silver sold ('000 oz)	1,506	2,534	(40.6)%	3,339	4,909	(32.0)%
Lead produced ('000 lb)	7,131	13,877	(48.6)%	15,293	25,365	(39.7)%
Lead sold ('000 lb)	7,304	12,058	(39.4)%	16,221	24,111	(32.7)%
Zinc produced ('000 lb)	963	1,125	(14.4)%	1,987	1,883	5.5%
Zinc sold ('000 lb)	889	1,279	(30.5)%	1,627	1,541	5.6%
Gold equivalent sold (oz) (1)	23,903	25,997	(8.1)%	53,002	52,396	1.2%
Average realized silver price ($/oz)	$74.24	$35.24	110.7%	$83.88	$33.90	147.4%

Ore mined (kt)	299	475	(37.1)%	372	1,102	(66.2)%
Waste removed (kt)	1,939	1,592	21.8%	4,078	2,681	52.1%
Total material mined (kt)	2,238	2,067	8.3%	4,450	3,783	17.6%

Ore milled (kt)	491	492	(0.2)%	1,000	946	5.7%
Silver mill feed grade (g/t)	111.15	186.62	(40.4)%	111.65	182.38	(38.8)%
Lead mill feed grade (%)	0.73	1.36	(46.3)%	0.77	1.29	(40.3)%
Zinc mill feed grade (%)	0.24	0.26	(7.7)%	0.23	0.23	—%
Silver recovery (%)	94.7	96.5	(1.9)%	94.7	96.5	(1.9)%
Lead recovery (%)	89.9	94.0	(4.4)%	89.6	94.3	(5.0)%
Zinc recovery (%)	36.7	39.6	(7.3)%	38.4	39.6	(3.0)%

Cost of sales (2)	$43,325	$38,096	13.7%	$90,819	$74,915	21.2%
Cost of sales ($/oz silver sold) (2)	$28.77	$15.03	91.4%	$27.20	$15.26	78.2%
Cost of sales ($/oz gold equivalent sold) (1, 2)	$1,813	$1,465	23.8%	$1,714	$1,430	19.9%
Cash costs ($/oz silver sold) (3)	$22.30	$9.98	123.4%	$21.03	$10.45	101.2%
Cash costs ($/oz gold equivalent sold) (1, 3)	$1,405	$972	44.5%	$1,325	$979	35.3%
AISC ($/oz silver sold) (3)	$29.52	$12.57	134.8%	$26.02	$12.85	102.5%
AISC ($/oz gold equivalent sold) (1, 3)	$1,860	$1,225	51.8%	$1,639	$1,204	36.1%
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

Three months ended June 30, 2026 compared to three months ended June 30, 2025
Silver production decreased 41.7% primarily due to lower silver mill feed grade. Revenue increased by $19.9 million, or 19.4%, of which $58.7 million was due to a higher average realized silver price and $1.7 million was due to higher average realized lead price, partially offset by $36.2 million due to fewer silver ounces sold and $4.5 million due to lower volume of lead concentrate sold. Cost of sales increased by $5.2 million, or 13.7%, due to higher labor costs as a result of inflationary increases in wage rates. Cost of sales per ounce of silver sold and cash costs per ounce of silver sold increased by 91.4% and 123.4%, respectively, due to fewer silver ounces sold. AISC per ounce of silver sold increased by 134.8% primarily due to higher cash costs per ounce of silver sold and higher sustaining capital expenditures related to increased spend on asset components.
Six months ended June 30, 2026 compared to six months ended June 30, 2025
Silver production decreased 36.5% primarily due to lower silver mill feed grade. Revenue increased by $110.8 million, or 58.2%, of which $166.9 million was due to a higher average realized silver price and $3.4 million was due to a higher realized lead price, partially offset by $53.2 million due to lower silver ounces sold and $7.3 million due to a lower volume of lead concentrate sold. Cost of sales increased by $15.9 million, or 21.2%, due to higher labor costs as a result of inflationary increases in wage rates and royalty costs. Cost of sales per ounce of silver sold and cash costs per ounce of silver sold increased by 78.2% and 101.2%, respectively, due to fewer silver ounces sold. AISC per ounce of silver sold increased by 102.5% due to higher cash costs per ounce of silver sold and higher sustaining capital expenditures related to the replacement of ore transportation trucks and increased spend on asset components.
Discontinued Operations
Çöpler, Türkiye
Operations remained suspended following the incident at Çöpler on February 13, 2024, as described in the Form 10-K. Accordingly, there were no sales for the three and six months ended June 30, 2026 and 2025.
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Care and maintenance expense recorded for the three months ended June 30, 2026 and 2025 of $23.2 million and $36.7 million, respectively, represents direct costs, other than costs associated with environmental reclamation and remediation, and depreciation.
Six months ended June 30, 2026 compared to six months ended June 30, 2025
Care and maintenance expense recorded for the six months ended June 30, 2026 and 2025 of $59.8 million and $72.5 million, respectively, represents direct costs, other than costs associated with environmental reclamation and remediation, and depreciation.

Liquidity and Capital Resources
The Company manages its liquidity through planning, budgeting and forecasting processes, which are reviewed and updated on a regular basis, to help determine the funding requirements to support its ongoing operations, expansion and development activities, contingent consideration payments, as well as to support its capital structure strategy. In assessing capital structure, the Company considers shareholders’ equity and the Second Amended Credit Agreement. The Company may take various actions to maintain or adjust its capital structure, including issuing equity or debt, repaying outstanding indebtedness, divesting non-core assets, or repurchasing shares.
Borrowings under the Second Amended Credit Agreement are subject to the Company’s compliance with certain financial covenants, including interest coverage and net leverage ratios, as well as customary quarterly representations and warranties, which are assessed on a trailing twelve-month basis. As of June 30, 2026, the Company was in compliance with its covenants. The obligations under the Second Amended Credit Agreement are guaranteed by the Company’s material subsidiaries, including pledges of equity interests in such subsidiaries, and secured by certain assets of the Company.
As of June 30, 2026, the Company had $1,783.0 million of cash and cash equivalents and had no outstanding borrowings under the Second Amended Credit Agreement. The Company believes that its cash and cash equivalents, available borrowing capacity under the Second Amended Credit Agreement and anticipated cash flows from operations will be sufficient to sustain the operational needs of the Company for the next twelve months.
Cash and Cash Equivalents
At June 30, 2026, the Company had $1,783.0 million of cash and cash equivalents, an increase of $1,267.5 million from December 31, 2025. Refer to the Cash Flows section below for additional detail of the Company’s cash flow activities. The Company held $1,742.5 million of its cash and cash equivalents balance in USD. Additionally, the Company held cash and cash equivalents of $33.3 million and $7.2 million in ARS and CAD, respectively.
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
Debt
During the first quarter of 2026, holders of $229.8 million aggregate principal amount of the 2019 Notes elected to convert their holdings into approximately 13.1 million common shares, and the Company paid $2.6 million in cash for accrued interest and fractional shares. The Company also redeemed the remaining $0.2 million of principal in cash. The obligations under the 2019 Notes are fully discharged. See Note 16 to the Condensed Consolidated Financial Statement for additional details related to debt.
Cash Dividends
During the second quarter of 2026, the Company’s Board of Directors approved to the reinstatement of the Company’s quarterly dividend $0.03 per share. During the three and six months ended June 30, 2026 and 2025, the Company declared no dividends.

Cash Flows
The following table summarizes the Company’s cash flow activity for the six months ended June 30:

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities from continuing operations	$420,457	$269,926
Net cash used in operating activities from discontinued operations	(55,665)	(30,033)
Net cash provided by operating activities	364,792	239,893

Net cash provided by (used in) investing activities from continuing operations	1,369,251	(189,948)
Net cash used in investing activities from discontinued operations	(56,044)	(30,052)
Net cash provided by (used in) investing activities	1,313,207	(220,000)

Net cash used in financing activities from continuing operations	(431,375)	—
Net cash provided by financing activities from discontinued operations	12,632	10,531
Net cash provided by (used in) financing activities	(418,743)	10,531

Effect of foreign exchange rate changes on cash and cash equivalents	(1,217)	(6,202)
Change in cash and cash equivalents from divestiture of Çöpler and deconsolidation of Artmin	9,442	4,892
Increase in cash and cash equivalents	1,267,481	29,114
Cash and cash equivalents, beginning of period	515,561	359,287
Cash and cash equivalents, end of period	$1,783,042	$388,401
Net cash provided by operating activities from continuing operations
For the six months ended June 30, 2026, net cash provided by operating activities from continuing operations was $420.5 million compared to $269.9 million for the six months ended June 30, 2025. The change in net cash provided by operating activities from continuing operations is primarily due to an increase in revenues attributable to 44.4% higher average realized gold price and a 147.4% higher average realized silver price in 2026 as compared to 2025.
Net cash provided by (used in) investing activities from continuing operations
For the six months ended June 30, 2026, net cash provided by (used in) investing activities from continuing operations was $1,369.3 million compared to $(189.9) million for the six months ended June 30, 2025. The increase of $1,559.2 million of net cash provided by investing activities from continuing operations is primarily due to the receipt of $1,495.0 million from the divestiture of the Company’s ownership in the Çöpler mine.
Net cash used in financing activities from continuing operations
For the six months ended June 30, 2026, net cash used in financing activities from continuing operations was $431.4 million compared to nil for the six months ended June 30, 2025. The net cash used in financing activities from continuing operations was primarily due to a $337.8 million purchase and cancellation of common shares, a $87.5 million payment of contingent consideration during 2026, a $65.0 million principal repayment of the revolving credit facility, and $4.8 million of taxes paid related to net share settlement of equity awards, partially offset by $65.0 million of proceeds from the revolving credit facility.

Contractual Obligations
Except as discussed below, there have been no material changes in the Company’s contractual obligations since December 31, 2025.
During the second quarter of 2026, the Company completed the divestiture its 80% ownership interest in the Çöpler mine and related properties in Türkiye. Refer to Note 3 and Note 4 of the Condensed Consolidated Financial Statements for additional information regarding the divestiture.
During the second quarter of 2026, the Company entered into a definitive agreement to dispose of its 20% ownership interest in Artmin and resigned as operator of the Hod Maden development project. As a result, Artmin was deconsolidated from the Company’s consolidated financial statements, effective as of May 18, 2026. Refer to Note 3, Note 4 and Note 20 of the Condensed Consolidated Financial Statements for additional information.
During the first quarter of 2026, the Company fully discharged its obligation under the 2019 Notes through conversions, cash payments for accrued interest and fractional shares, and redemptions of the remaining principal amount of the 2019 Notes. As of June 30, 2026, no amounts were outstanding. Refer to Note 16 to the Condensed Consolidated Financial Statements for additional information.
Refer to Part II, Item 7 in the Form 10-K for information regarding the Company’s contractual obligations.

Non-GAAP Financial Measures
The Company has included certain non-GAAP financial measures to assist in understanding the Company’s financial results. The non-GAAP financial measures are employed by the Company to measure its operating and economic performance and to assist in decision-making, as well as to provide key performance information to senior management. The Company believes that, in addition to conventional measures prepared in accordance with GAAP, certain investors and other stakeholders will find this information useful to evaluate the Company’s operating and financial performance; however, these non-GAAP performance measures do not have any standardized meaning. These performance measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. These non-GAAP measures should be read in conjunction with the Company’s Condensed Consolidated Financial Statements.

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
In deriving the number of ounces of precious metal sold, the Company considers the ounces available for sale after the treatment and refining process, commonly referred to as payable metal, as this is what is sold to third parties.

The following tables provide a reconciliation of cost of sales to cash costs and AISC:

	Three Months Ended June 30, 2026
(in thousands, unless otherwise noted)	Marigold	CC&V	Seabee	Puna	Corporate	Total from Continuing Operations
Cost of sales (GAAP) (1)	$58,843	$44,488	$27,016	$43,325	$—	$173,672
By-product credits	(63)	(3,828)	(25)	(7,760)	—	(11,676)
Treatment and refining charges	39	82	23	(1,983)	—	(1,839)
Cash costs (non-GAAP)	58,819	40,742	27,014	33,582	—	160,157
Sustaining capital and lease related expenditures	30,869	12,267	9,359	9,614	—	62,109
Reclamation cost accretion and amortization	788	3,838	647	1,261	—	6,534
General and administrative expense and stock-based compensation expense	—	—	—	—	27,649	27,649
Total AISC (non-GAAP)	$90,476	$56,847	$37,020	$44,457	$27,649	$256,449

Gold sold (oz)	29,720	28,499	15,700	—	—	73,919
Silver sold (oz)	—	—	—	1,505,858	—	1,505,858
Gold equivalent sold (oz) (2)	29,720	28,499	15,700	23,903	—	97,822

Cost of sales per gold equivalent ounce sold (1)(2)	$1,980	$1,561	$1,721	$1,813	N/A	$1,775
Cash cost per gold ounce sold	$1,979	$1,430	$1,721	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$22.30	N/A	N/A
Cash cost per gold equivalent ounce sold (2)	$1,979	$1,430	$1,721	$1,405	N/A	$1,637
AISC per gold ounce sold	$3,044	$1,995	$2,358	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$29.52	N/A	N/A
AISC per gold equivalent ounce sold (2)	$3,044	$1,995	$2,358	$1,860	N/A	$2,622
(1)Excludes depreciation, depletion, and amortization.
(2)Effective January 1, 2026, the Company calculates gold equivalent ounces using a fixed silver-to-gold ratio of 63:1. The Company does not include by-products in the gold equivalent ounce calculations. Gold equivalent ounces sold may not recalculate based on amounts presented in this table due to rounding.

	Three Months Ended June 30, 2025
(in thousands, unless otherwise noted)	Marigold	CC&V	Seabee	Puna	Corporate	Total from Continuing Operations
Cost of sales (GAAP) (1)	$56,376	$50,003	$18,473	$38,096	—	$162,948
By-product credits	(33)	(501)	(15)	(12,146)	—	(12,695)
Treatment and refining charges	92	—	23	(669)	—	(554)
Cash costs (non-GAAP)	56,435	49,502	18,481	25,281	—	149,699
Sustaining capital and lease related expenditures	11,770	6,656	8,762	4,023	—	31,211
Sustaining exploration and evaluation expense	1,447	—	—	—	—	1,447
Care and maintenance (2)	—	—	234	—	—	234
Reclamation cost accretion and amortization	691	3,838	555	2,545	—	7,629
General and administrative expense and stock-based compensation expense	—	—	—	—	26,634	26,634
Total AISC (non-GAAP)	$70,343	$59,996	$28,032	$31,849	$26,634	$216,854

Gold sold (oz)	35,589	44,800	10,350	—	—	90,739
Silver sold (oz)	—	—	—	2,534,393	—	2,534,393
Gold equivalent sold (oz) (3)	35,589	44,800	10,350	25,997	—	116,736

Cost of sales per gold equivalent ounce sold (1)(3)	$1,584	$1,116	$1,785	$1,465	N/A	$1,396
Cash cost per gold ounce sold	$1,586	$1,105	$1,786	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$9.98	N/A	N/A
Cash cost per gold equivalent ounce sold (3)	$1,586	$1,105	$1,786	$972	N/A	$1,282
AISC per gold ounce sold	$1,977	$1,339	$2,708	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$12.57	N/A	N/A
AISC per gold equivalent ounce sold (3)	$1,977	$1,339	$2,708	$1,225	N/A	$1,858
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

	Six Months Ended June 30, 2026
(in thousands, unless otherwise noted)	Marigold	CC&V	Seabee	Puna	Corporate	Total from Continuing Operations
Cost of sales (GAAP) (1)	$130,477	$99,234	$48,261	$90,819	$—	$368,791
By-product credits	(128)	(6,156)	(40)	(16,627)	—	(22,951)
Treatment and refining charges	108	131	64	(3,977)	—	(3,674)
Cash costs (non-GAAP)	130,457	93,209	48,285	70,215	—	342,166
Sustaining capital and lease related expenditures	51,874	19,387	24,758	14,359	—	110,378
Reclamation cost accretion and amortization	1,580	7,675	1,121	2,307	—	12,683
General and administrative expense and stock-based compensation expense	—	—	—	—	66,130	66,130
Total AISC (non-GAAP)	$183,911	$120,271	$74,164	$86,881	$66,130	$531,357

Gold sold (oz)	69,229	66,746	21,837	—	—	157,812
Silver sold (oz)	—	—	—	3,339,149	—	3,339,149
Gold equivalent sold (oz) (2)	69,229	66,746	21,837	53,002	—	210,814

Cost of sales per gold equivalent ounce sold (1)(2)	$1,885	$1,487	$2,210	$1,714	N/A	$1,749
Cash cost per gold ounce sold	$1,884	$1,396	$2,211	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$21.03	N/A	N/A
Cash cost per gold equivalent ounce sold (2)	$1,884	$1,396	$2,211	$1,325	N/A	$1,623
AISC per gold ounce sold	$2,657	$1,802	$3,396	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$26.02	N/A	N/A
AISC per gold equivalent ounce sold (2)	$2,657	$1,802	$3,396	$1,639	N/A	$2,521
(1)Excludes depreciation, depletion, and amortization.
(2)Effective January 1, 2026, the Company calculates gold equivalent ounces using a fixed silver-to-gold ratio of 63:1. The Company does not include by-products in the gold equivalent ounce calculations. Gold equivalent ounces sold may not recalculate based on amounts presented in this table due to rounding.

	Six Months Ended June 30, 2025
(in thousands, unless otherwise noted)	Marigold	CC&V (1)	Seabee	Puna	Corporate	Total from Continuing Operations
Cost of sales (GAAP) (2)	$115,102	$67,968	$41,604	$74,915	$—	$299,589
By-product credits	(71)	(714)	(40)	(23,255)	—	(24,080)
Treatment and refining charges	158	5	66	(344)	—	(115)
Cash costs (non-GAAP)	115,189	67,259	41,630	51,316	—	275,394
Sustaining capital and lease related expenditures	23,439	7,667	20,510	5,977	—	57,593
Sustaining exploration and evaluation expense	1,674	—	—	—	—	1,674
Care and maintenance (3)	—	—	234	—	—	234
Reclamation cost accretion and amortization	1,363	5,117	1,388	5,804	—	13,672
General and administrative expense and stock-based compensation expense	—	—	—	—	50,529	50,529
Total AISC (non-GAAP)	$141,665	$80,043	$63,762	$63,097	$50,529	$399,096

Gold sold (oz)	75,997	56,100	36,350	—	—	168,447
Silver sold (oz)	—	—	—	4,908,738	—	4,908,738
Gold equivalent sold (oz) (4)	75,997	56,100	36,350	52,396	—	220,843

Cost of sales per gold equivalent ounce sold (2)(4)	$1,515	$1,212	$1,145	$1,430	N/A	$1,357
Cash cost per gold ounce sold	$1,516	$1,199	$1,145	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$10.45	N/A	N/A
Cash cost per gold equivalent ounce sold (4)	$1,516	$1,199	$1,145	$979	N/A	$1,247
AISC per gold ounce sold	$1,864	$1,427	$1,754	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$12.85	N/A	N/A
AISC per gold equivalent ounce sold (4)	$1,864	$1,427	$1,754	$1,204	N/A	$1,807
(1)The reported AISC amounts reflect results for CC&V from the date of acquisition on February 28, 2025 through June 30, 2025.
(2)Excludes depreciation, depletion, and amortization.
(3)Care and maintenance expense only includes direct costs not associated with environmental reclamation and remediation costs, as depreciation is not included in the calculation of AISC.
(4)In prior periods, gold equivalent ounces were calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average closing commodity prices for the period. The Company does not include by-products in the gold equivalent ounce calculations. Gold equivalent ounces sold may not recalculate based on amounts presented in this table due to rounding.

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
The following table provides a reconciliation of Net income (loss) attributable to SSR Mining shareholders to adjusted net income (loss) attributable to SSR Mining shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share)	2026	2025	2026	2025
Net income (loss) attributable to SSR Mining shareholders (GAAP)	$97,286	$90,075	$(9,164)	$148,856
Net income (loss) attributable to SSR Mining shareholders from discontinued operations (GAAP)	(39,728)	(41,908)	(396,850)	(67,682)
Net income (loss) attributable to SSR Mining shareholders from continuing operations (GAAP)	137,014	131,983	387,686	216,538
Interest saving on 2019 Notes, net of tax	—	1,247	916	2,479
Net income (loss) used in the calculation of diluted net income per share from continuing operations	$137,014	$133,230	$388,602	$219,017

Weighted-average shares used in the calculation of net income (loss) per share
Basic	208,014	202,774	206,823	202,598
Diluted	209,167	216,989	213,221	216,691

Net income (loss) per share attributable to SSR Mining shareholders from continuing operations
Basic	$0.66	$0.65	$1.87	$1.07
Diluted	$0.66	$0.61	$1.82	$1.01

Adjustments:
CC&V transaction and integration costs	—	4,958	—	11,753
Income tax impact related to above adjustments	—	1,362	—	—
Adjusted net income (loss) attributable to SSR Mining shareholders from continuing operations (non-GAAP) (1)	$137,014	$138,303	$387,686	$228,291

Adjusted net income (loss) per share attributable to SSR Mining shareholders from continuing operations (non-GAAP)
Basic	$0.66	$0.68	$1.87	$1.13
Diluted (2)	$0.66	$0.64	$1.82	$1.06
(1)During the three months ended June 30, 2026, the Company revised its calculation of adjusted attributable net income (loss) to no longer exclude (i) inflation-related tax impacts in Argentina and (ii) changes in the fair value of marketable securities that are held as part of the Company's strategy to manage foreign exchange exposure associated with the devaluation of the ARS. The adjustments were historically excluded due to the significant volatility associated with Argentina's inflationary environment and the resulting fluctuations in tax expense. Based on recent economic data, management concluded that these impacts are no longer reflective of unusual or non-recurring economic conditions. Accordingly, the Company removed the adjustments from its non-GAAP measure and revised prior-period amounts to conform to the current-period presentation. The change increased adjusted attributable net income (loss) by $11.3 million and $15.0 million for the three and six months ended June 30, 2026, respectively, and by $3.5 million and $7.8 million for the three and six months ended June 30, 2025, respectively.
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
The following is a reconciliation of Net income (loss) attributable to SSR Mining shareholders to EBITDA and adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss) attributable to SSR Mining shareholders (GAAP)	$97,286	$90,075	$(9,164)	$148,856
Net income (loss) attributable to SSR Mining shareholders from discontinued operations (GAAP)	(39,728)	(41,908)	(396,850)	(67,682)
Net income (loss) attributable to SSR Mining shareholders from continuing operations (GAAP)	137,014	131,983	387,686	216,538
Depletion, depreciation and amortization	31,052	26,204	61,157	56,785
Interest expense	393	2,585	1,662	4,377
Income and mining tax expense (benefit)	48,318	29,284	110,521	51,384
EBITDA from continuing operations (non-GAAP)	216,777	190,056	561,026	329,084
CC&V transaction and integration costs	—	4,958	—	11,753
Adjusted EBITDA from continuing operations (non-GAAP) (1)	$216,777	$195,014	$561,026	$340,837
(1)During the three months ended June 30, 2026, the Company revised its calculation of adjusted EBITDA to no longer exclude changes in the fair value of marketable securities that are held as part of the Company's strategy to manage foreign exchange exposure associated with the devaluation of the ARS. The adjustment was historically excluded due to the significant volatility associated with Argentina's inflationary environment. Based on recent economic data, management concluded that the impact is no longer reflective of unusual or non-recurring economic conditions. Accordingly, the Company removed the adjustment from its non-GAAP measure and revised prior-period amounts to conform to the current-period presentation. The change increased adjusted EBITDA by $4.0 million and $4.9 million for the three and six months ended June 30, 2026, respectively, and by $2.1 million and $3.7 million for the three and six months ended June 30, 2025, respectively.

Non-GAAP Measure - Free Cash Flow
The Company uses free cash flow to supplement information in its consolidated financial statements. The most directly comparable financial measure prepared in accordance with GAAP is Cash provided by (used in) operating activities. The Company believes that in addition to conventional measures prepared in accordance with US GAAP, certain investors and analysts use this information to evaluate the ability of the Company to generate cash flow after capital investments and build the Company’s cash resources. The Company calculates free cash flow by deducting cash capital spending from cash provided by (used in) operating activities. The Company does not deduct payments made for business acquisitions.
The following table provides a reconciliation of Cash provided by operating activities to free cash flow:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities from operations (GAAP)	$364,792	$239,893
Net cash used in operating activities from discontinued operations (GAAP)	(55,665)	(30,033)
Net cash provided by operating activities from continuing operations (GAAP)	420,457	269,926
Expenditures on mineral properties, plant and equipment from continuing operations	(121,361)	(75,505)
Free cash flow from continuing operations (non-GAAP)	$299,096	$194,421
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
Discontinued operations
The Company determined that in conjunction with entering into a definitive agreement to sell its ownership interest, the operations of the Hod Maden project meet the criteria for classification as held for sale and for discontinued operations reporting in accordance with Accounting Standards Codification (“ASC”) 205 Discontinued Operations (“ASC 205”). ASC 205 requires that a component of an entity that has been disposed of or is classified as held for sale, has operations and cash flows that can be clearly distinguished from the rest of the entity, and represents a strategic shift that has, or will have, a major effect on the reporting entity’s financial results must be reported as discontinued operations.
In the period where a component of an entity is classified as a discontinued operation, the results of operations for the periods presented are reclassified into separate line items in the Condensed Consolidated Statements of Operations and the assets and liabilities of the discontinued operation are also reclassified into separate line items on the related Condensed Consolidated Balance Sheets. Prior period amounts are also adjusted to reflect discontinued operations presentation. All amounts included in the notes to the Condensed Consolidated Financial Statements relate to continuing operations unless otherwise noted. Accounting for discontinued operations and the related gain or loss on sale of discontinued operations requires us to make estimates and judgments regarding the allocation of costs and net asset values to discontinued operations.

Deconsolidation of a Subsidiary
In connection with the divestiture of its 20% ownership interest in Artmin, the Company deconsolidated Artmin upon resigning as the operator of the Hod Maden development project and determining that it was no longer the primary beneficiary, as it no longer has the power to direct the significant activities of Artmin. Upon deconsolidation, the Company derecognized all assets and liabilities of the variable interest entity (“VIE”) from its Condensed Consolidated Balance Sheets as of June 30, 2026. The Company uses judgment to evaluate whether we have a controlling financial interest in an entity. For entities that are not VIEs, we assess control through our voting interest. For VIEs, we determine whether we are the primary beneficiary by evaluating whether we have both the power to direct activities and the obligation to absorb losses or the right to receive benefits. This analysis involves significant assumptions related to control rights, economic exposure, and the structure of the arrangement.
Equity method investments
As discussed above, the Company deconsolidated Artmin after determining that it was no longer the primary beneficiary. Following deconsolidation, the Company retained a significant influence over Artmin through its remaining ownership interest and accounts for its investment under the equity method of accounting. The fair value of the equity method investment in Artmin was determined using a discounted cash flow model. The valuation required management to make assumptions and apply significant judgment in estimating future cash flows, including metal price assumptions; estimates of future capital expenditures and operating costs; mineral reserve, mineral resource, and exploration estimates; and the use of discount rates in the measurement of fair value. Refer to Note 3 of the Condensed Consolidated Financial Statements for additional information. The Company accounts for its investments in unconsolidated entities under the equity method of accounting. The Company applies the equity method by initially recording these investments at fair value, as equity method investments, subsequently adjusted to reflect the Company’s proportional share of the investee’s results of operations and cash contributions and distributions.
New Accounting Pronouncements
For a discussion of Recently Issued Accounting Pronouncements, see Note 2 of the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks during the three month period ended June 30, 2026.
For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Item 7A of the Form 10-K for the year ended December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Management assessed the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon its assessment, Management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.
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
On March 9, 2026, Newmont Corporation (“Newmont”), the former indirect parent company of CC&V, and CC&V (as a Nominal Plaintiff in the Action), filed a lawsuit in the United States District Court for the District of Colorado (Civil Action No. 26-cv-00952), against the Colorado Department of Public Health and Environment and the Colorado Water Quality Control Division, seeking a declaratory judgment that outflows from the Carlton Tunnel do not require a permit under either the federal Clean Water Act or the Colorado Water Quality Control Act (the “Action”). The complaint asserts that no discharge permit is required because the Carlton Tunnel outflows are an exempt water transfer between waters of the United States, the constituents at issue were not added by human activity, and the underground water is not meaningfully distinct from the receiving waters of Fourmile Creek. Newmont is a plaintiff in the Action because it retained certain rights under the agreement by which the Company acquired CC&V to pursue regulatory relief with respect to the Carlton Tunnel. CC&V is listed as a Nominal Plaintiff in the Action. On June 26, 2026, defendants moved to dismiss the Action. The plaintiffs intend to oppose the motion, which will be fully briefed by August 2026 and pending review by the federal court.
On March 18, 2024 and March 22, 2024, two related putative securities class actions, Karam Akhras v. SSR Mining Inc., et. al., Case No. 24-cv-00739 and Eric Lindemann v. SSR Mining Inc., et. al., Case No. 24-cv-00808, were filed in the United States District Court for the District of Colorado (collectively, the “U.S. Securities Actions”). The U.S. Securities Actions assert claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against the Company, as well as certain of its current and former members of management (the “Individual Defendants”, and together with the Company, the “Defendants”) and for alleged violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaints allege that certain public statements made by the Defendants were rendered materially false and misleading with respect to, among other things, the adequacy of the Company’s internal controls relating to its safety practices and operational integrity at its Çöpler mining facility in Türkiye. On August 2, 2024, the U.S. Securities Actions were consolidated as Consolidated Civil Action No. 1:24-cv-00739-DDD-SBP (the “Consolidated U.S. Securities Action”) and the court appointed lead counsel and a lead plaintiff for the putative class. On October 15, 2024, the lead plaintiff filed a consolidated amended complaint and the Defendants filed a motion to dismiss that complaint. On September 30, 2025, the court dismissed the Consolidated U.S. Securities Action, but granted the lead plaintiff leave to amend. The lead plaintiff filed a second consolidated amended complaint on November 5, 2025 and the Defendants filed a motion to dismiss that complaint on January 9, 2026. On July 17, 2026, the court granted the Defendants’ motion to dismiss with prejudice. The lead plaintiff has 30 days from the date of the dismissal to appeal the decision to the U.S. Federal Court of Appeals.

Additionally, two putative securities class actions, Glenna Padley v. SSR Mining Inc., et. al. (the “Padley Action”) and Abdurrazag Mutat v. SSR Mining Inc., et al. (the “Mutat Action”) were filed on March 27, 2024, and April 23, 2024, respectively, in the Supreme Court of British Columbia (the “BC Actions”). Two additional putative securities class actions, Chao Liang v. SSR Mining Inc., et. al. (the “Liang Action”) and Michael Jones v. SSR Mining., et. al. (the “Jones Action”), were filed on April 5, 2024, and May 1, 2024, respectively, in the Ontario Superior Court of Justice (the “Ontario Actions” and together with the BC Actions, the “Canadian Securities Actions”). The Canadian Securities Actions assert claims for alleged misrepresentations by the Defendants at common law and in contravention of applicable Provincial securities law disclosure obligations. On August 9, 2024, carriage of the proposed Ontario Actions was granted to the Liang Action. The Jones Action is stayed as of such decision. On April 11, 2025, carriage of the proposed BC Actions was granted to the Padley Action. The Mutat Action is stayed as of such decision. On April 14, 2026, the Ontario Superior Court of Justice stayed the Liang Action until further order of the court or final determination of the Padley Action.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Under the Normal Course Issuer Bid (the “2026 NCIB”), which commenced on March 31, 2026, the Company was authorized to purchase up to 21.5 million common shares through March 30, 2027. To date, the Company has purchased and cancelled 10,424,713 common shares via open market purchases through the facilities of the TSX and Nasdaq at a weighted average price paid per common share of $32.40 for approximately $337.8 million.
The following table summarizes purchases by the Company, or an affiliated purchaser, of the Company’s equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	9,224,713	$32.53	9,224,713	12,277,476
May 1 - May 31	—	$—	—	12,277,476
June 1 - June 30	1,200,000	$31.42	1,200,000	11,077,476
Total	10,424,713	$32.40	10,424,713
(1)The total number of shares purchased (and the average price paid per share) reflects shares purchased pursuant to the 2026 NCIB.
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

SSR MINING INC. Registrant
Date: August 4, 2026	/s/ Michael J. Sparks
Name: Michael J. Sparks Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2026	/s/ Russell Farnsworth
Name: Russell Farnsworth Title: Vice President, Controller (Principal Accounting Officer)