Form 10-Q
period 2026-09-30
SSR MINING INC.
filed 2026-11-03
CIK 921638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
  ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes    ☒ No
There were 199,564,031 common shares outstanding on October 31, 2026.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SSR Mining Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands except per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$447,655	$385,839	$1,473,231	$1,107,912
Operating costs and expenses:
Cost of sales (1)	187,087	165,682	555,878	465,271
Depreciation, depletion, and amortization	33,847	28,187	95,004	84,972
General and administrative expense	40,988	40,228	107,118	90,757
Exploration and evaluation	10,476	9,684	24,739	21,701
Reclamation costs	51,107	6,335	64,754	16,349
Care and maintenance	—	—	—	1,013
Other operating expense (income), net	2,006	10,782	11,463	28,016
Operating income (loss)	122,144	124,941	614,275	399,833
Other income (expense):
Interest expense	(115)	(1,901)	(1,777)	(6,278)
Other income (expense)	11,259	5,770	31,574	18,026
Foreign exchange gain (loss)	(6,298)	(12,680)	(18,875)	(27,529)
Total other income (expense)	4,846	(8,811)	10,922	(15,781)
Income (loss) before income and mining taxes	126,990	116,130	625,197	384,052
Income and mining tax benefit (expense)	(32,152)	(22,202)	(142,673)	(73,586)
Net income (loss) from continuing operations	94,838	93,928	482,524	310,466
Net income (loss) from discontinued operations	(14,955)	(36,836)	(425,358)	(118,566)
Net income (loss)	79,883	57,092	57,166	191,900
Net loss (income) attributable to non-controlling interest, net of tax:
Continuing operations	—	—	—	—
Discontinued operations	—	8,349	13,553	22,397
Net income (loss) attributable to SSR Mining shareholders	$79,883	$65,441	$70,719	$214,297

Net income (loss) attributable to SSR Mining shareholders:
Continuing operations	$94,838	$93,928	$482,524	$310,466
Discontinued operations	(14,955)	(28,487)	(411,805)	(96,169)
	$79,883	$65,441	$70,719	$214,297

Weighted-average common shares
Basic	202,930	202,783	205,511	202,660
Diluted	204,069	217,464	210,119	217,018

Net income (loss) per share attributable to SSR Mining shareholders
Basic:
Continuing operations	$0.47	$0.46	$2.35	$1.53
Discontinued operations	$(0.07)	$(0.14)	$(2.00)	$(0.47)
Diluted:
Continuing operations	$0.46	$0.44	$2.30	$1.45
Discontinued operations	$(0.07)	$(0.13)	$(1.96)	$(0.44)
(1) Excludes depreciation, depletion, and amortization.

SSR Mining Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands except per share)
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income (loss)	$57,166	$191,900
Net (income) loss from discontinued operations	425,358	118,566
Adjustments for:
Depreciation, depletion, and amortization	95,004	84,972
Reclamation costs	64,754	16,349
Payments for reclamation liabilities	(8,663)	(5,050)
Deferred income taxes	12,185	(462)
Stock-based compensation	55,576	40,255
Loss (gain) on derivative instruments	(8,204)	112
Change in fair value of marketable securities	(4,131)	(6,742)
Loss (gain) on sale and disposal of assets, net	6,585	1,533
Change in fair value of deferred consideration	669	6,542
Other taxes	868	706
Loss (gain) on foreign exchange	2,525	21,462
Other operating activities	8,249	6,146
Net change in operating assets and liabilities	(181,475)	(100,454)
Net cash provided by operating activities from continuing operations	526,466	375,835
Net cash used in operating activities from discontinued operations	(69,596)	(79,095)
Net cash provided by operating activities	456,870	296,740

Investing activities
Additions to mineral properties, plant and equipment	(221,556)	(116,837)
Acquisitions, net	—	(105,959)
Purchases of marketable securities	(61,482)	(53,329)
Net proceeds from sale of marketable securities	39,169	39,859
Proceeds from divestiture of Çöpler	1,495,005	—
Contributions to equity method investments	(4,000)	—
Other investing activities	1,350	1,250
Net cash provided by (used in) investing activities from continuing operations	1,248,486	(235,016)
Net cash used in investing activities from discontinued operations	(56,044)	(48,277)
Net cash provided by (used in) investing activities	1,192,442	(283,293)

Financing activities
Repayment of debt, principal	(65,025)	—
Proceeds from revolving credit facility	65,000	—
Repurchase of common shares	(531,389)	—
Proceeds from exercise of stock options	578	—
Principal payments on finance leases	(1,848)	—
Taxes paid related to net share settlement of equity awards	(4,829)	—
Payment of contingent consideration	(87,500)	—
Dividends paid	(6,141)	—
Net cash used in financing activities from continuing operations	(631,154)	—
Net cash provided by financing activities from discontinued operations	12,632	20,727
Net cash provided by (used in) financing activities	(618,522)	20,727
Effect of foreign exchange rate changes on cash and cash equivalents	(970)	(12,724)
Change in cash and cash equivalents from divestiture of Çöpler and deconsolidation of Artmin	9,442	13,145
Net increase in cash and cash equivalents	1,039,262	34,595
Cash and cash equivalents, beginning of period	515,561	359,287
Cash and cash equivalents, end of period	$1,554,823	$393,882
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$1,554,823	$515,561
Marketable securities	66,208	40,779
Trade and other receivables	173,021	133,621
Inventories	574,522	488,799
Prepaids and other current assets	48,224	23,093
Assets held for sale	—	85,412
Total current assets	2,416,798	1,287,265

Mineral properties, plant, and equipment, net	1,409,233	1,024,415
Inventories	390,503	328,923
Equity method investments	4,000	—
Deferred income tax assets	4,559	4,857
Other non-current assets	55,502	57,813
Assets held for sale	—	3,390,625
Total assets	$4,280,595	$6,093,898

LIABILITIES
Accounts payable	$47,288	$25,405
Accrued liabilities and other	251,109	193,282
Reclamation liabilities	22,260	8,814
Finance lease liabilities	93	1,745
Current portion of debt	—	229,640
Contingent consideration liabilities	—	86,625
Liabilities held for sale	—	72,845
Total current liabilities	320,750	618,356

Reclamation liabilities	437,589	390,209
Deferred income tax liabilities	136,941	125,054
Contingent consideration liabilities	77,306	75,582
Other non-current liabilities	37,650	39,327
Liabilities held for sale	—	531,116
Total liabilities	1,010,236	1,779,644

EQUITY
Common shares – unlimited authorized common shares with no par value; 200,247 and 203,001 shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively	2,984,415	2,998,654
Retained earnings	285,944	509,119
SSR Mining’s shareholders’ equity	3,270,359	3,507,773
Non-controlling interest	—	806,481
Total equity	3,270,359	4,314,254
Total liabilities and equity	$4,280,595	$6,093,898
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SSR Mining Inc.
Condensed Consolidated Statements of Changes in Equity
(unaudited, in thousands)

	Common shares
	Number of shares	Amount	Retained earnings	Total equity attributable to SSR Mining shareholders	Non-controlling interest	Total equity
Balance as of December 31, 2025	203,001	$2,998,654	$509,119	$3,507,773	$806,481	$4,314,254
Exercise of stock options	20	418	—	418	—	418
Settlement of restricted share units (RSUs)	430	(2,781)	—	(2,781)	—	(2,781)
Equity-settled stock-based compensation	—	2,493	—	2,493	—	2,493
Conversion of 2019 Notes	13,061	229,531	—	229,531	—	229,531
Net income (loss)	—	—	(106,450)	(106,450)	(8,702)	(115,152)
Balance as of March 31, 2026	216,512	$3,228,315	$402,669	$3,630,984	$797,779	$4,428,763
Repurchase of common shares	(10,425)	(152,939)	(184,843)	(337,782)	—	(337,782)
Settlement of RSUs	308	(2,048)	—	(2,048)	—	(2,048)
Equity-settled stock-based compensation	—	3,134	—	3,134	—	3,134
Divestiture of Çöpler	—	—	—	—	(347,302)	(347,302)
Deconsolidation of Artmin	—	—	—	—	(445,626)	(445,626)
Net income (loss)	—	—	97,286	97,286	(4,851)	92,435
Balance as of June 30, 2026	206,395	$3,076,462	$315,112	$3,391,574	$—	$3,391,574
Repurchase of common shares, including excise tax	(6,190)	(94,075)	(102,910)	(196,985)	—	(196,985)
Settlement of RSUs	42	—	—	—	—	—
Equity-settled share-based compensation	—	2,028	—	2,028	—	2,028
Dividends paid to SSR Mining shareholders	—	—	(6,141)	(6,141)	—	(6,141)
Net income (loss)	—	—	79,883	79,883	—	79,883
Balance as of September 30, 2026	200,247	$2,984,415	$285,944	$3,270,359	$—	$3,270,359

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
On July 17, 2026, the Company completed the divestiture of its 20% ownership interest in Artmin Madençilik Sanayi Ve Ticaret A.Ş (“Artmin”), which owns the Hod Maden development project. The accompanying Condensed Consolidated Financial Statements retrospectively present the disposal group as held for sale and the results of operations have been presented as discontinued operations. Refer to Note 3 and Note 4 for additional information.
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
The Company’s business may be impacted by adverse macroeconomic and geopolitical conditions. These conditions include inflation, interest rates and foreign currency fluctuations and slowdown of economic activity around the world. The Company maintains its cash and cash equivalents primarily in United States dollars (“USD”). Any fluctuation in the exchange rate of the Canadian Dollar (“CAD”), Argentine Peso (“ARS”), or the currency of any other country in which the Company operates, against the USD could result in a loss on the Company’s books to the extent the Company holds funds or net monetary or non-monetary assets denominated in those currencies, and any fluctuations of currency prices generally may result in volatility. Certain of the Company’s operations are located in countries that have in the past and are currently experiencing high rates of inflation. It is possible that in the future, high inflation in the countries in which we operate may result in an increase in operational costs in local currencies (without a concurrent devaluation of the local currency of operations against the dollar or an increase in the dollar price of gold, silver, copper, zinc or lead). Maintaining operating costs in currencies subject to significant inflation could expose us to risks relating to devaluation and high domestic inflation.

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
Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) in the United States. Therefore, this information should be read in conjunction with SSR Mining Inc.’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 17, 2026. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. The results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2024-03 provides guidance requiring that public business entities to disclose additional information about specific expense categories in the notes to financial statements. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The ASU 2024-03 should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date, or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the standard on the Condensed Consolidated Financial Statements.
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
Pro forma financial information
The following unaudited pro forma financial information represents a summary of the historical consolidated results of operations for the nine months ended September 30, 2025, giving effect to the acquisition as if it had been completed on January 1, 2024. The pro forma financial information is provided for illustrative purposes only and is not intended to represent what the Company’s financial position or results of operations would have been had the acquisition occurred on the assumed date, nor does it purport to project the future operating results or the financial position of the Company following the acquisition.
The unaudited pro forma financial information is presented below (in thousands):

Nine Months Ended September 30, 2025
Revenue	$1,196,070
Net income attributable to SSR Mining shareholders from continuing operations (1)	$345,948
(1)For the nine months ended September 30, 2025, net income (loss) includes $19.0 million of transaction and integration costs.
Divestitures
Divestiture of ownership in the Çöpler mine
On June 24, 2026, the Company completed the divestiture of its 80% ownership interest in the Çöpler mine and related properties in Türkiye to Cengiz Holding A.Ş. (“Cengiz Holding”) and affiliates for approximately $1.5 billion in cash. The Company recognized a loss on the divestment of Çöpler of $337.4 million during the second quarter of 2026 included within Net income (loss) from discontinued operations. The total loss includes a write-down of $338.2 million recognized during the first quarter of 2026 to adjust the assets held for sale of the Çöpler reportable segment to the lower of the carrying value or fair value, less costs to sell. The Company provided transitional services support to Cengiz Holding for thirty days following the closing date.

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
Divestiture of ownership in the Hod Maden project
On July 17, 2026, the Company completed the divestiture of its 20% ownership interest in Artmin to Lidya Madençilik Sanayi ve Ticaret A.Ş (“Lidya Mines”), which owns the Hod Maden development project (the “Project”), for an uncapped 4.0% net smelter return royalty on 100% of the Project. Upon closing, the Company recognized the net smelter return royalty at fair value of $264.4 million, included within Mineral properties, plant and equipment, and derecognized the equity method investment and related party shareholder loan receivable, which had been recognized in the second quarter of 2026 following the deconsolidation of Artmin. The Company previously deconsolidated Artmin after determining that it was no longer the primary beneficiary of Artmin, as it no longer had the power to direct the significant activities Artmin. No gain or loss was recognized upon completion of the transaction.

The fair value of the net smelter return royalty was determined using a discounted cash flow model. The significant assumptions include future metal prices, estimated quantities of mineral reserves and resources, and discount rates. Royal Gold, Inc., a partner in the Project, holds a fixed price call right to acquire 2.0% of the NSR for $160.0 million, expiring 12 months following the declaration of commercial production at the Project.

The Company determined that in conjunction with entering into the definitive agreement to sale its ownership interest in Hod Maden, dated May 18, 2026, the sale represents a strategic shift that will have a major effect on our operations and financial results. Accordingly, the Condensed Consolidated Financial Statements retrospectively present the disposal group as held for sale and the results of operations and cash flows of the disposal group have been presented as discontinued operations in the Condensed Consolidated Financial Statements. Refer to Note 4 for additional information.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. HELD FOR SALE AND DISCONTINUED OPERATIONS
The following table presents the results of operations for discontinued operations, as reported in the Company’s Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating costs and expenses:
Depreciation, depletion, and amortization	$—	$32	$140	$97
Exploration and evaluation	—	691	1,381	2,342
Reclamation and remediation costs	—	800	1,486	64,956
Loss on divestiture of Çöpler (1)	215	—	337,646	—
Loss on deconsolidation of Artmin (2)	—	—	17,474	—
Care and maintenance (3)	—	37,291	59,843	109,800
Other operating expense (income), net	5,236	2,794	10,059	(36,471)
Operating income (loss)	(5,451)	(41,608)	(428,029)	(140,724)
Other income (expense):
Interest expense	—	(1,684)	(2,395)	(4,903)
Other income (expense)	—	(501)	(961)	(226)
Foreign exchange gain (loss)	—	(156)	(3,323)	(1,553)
Total other income (expense)	—	(2,341)	(6,679)	(6,682)
Income (loss) before income and mining taxes	(5,451)	(43,949)	(434,708)	(147,406)
Income and mining tax benefit (expense)	(9,504)	7,252	9,793	29,265
Equity income (loss) of affiliates	—	(139)	(443)	(425)
Net income (loss) from discontinued operations	(14,955)	(36,836)	(425,358)	(118,566)
Net loss (income) from discontinued operations attributable to non-controlling interest	—	8,349	13,553	22,397
Net income (loss) from discontinued operations attributable to SSR Mining shareholders	$(14,955)	$(28,487)	$(411,805)	$(96,169)
(1)A total net loss of $337.6 million was recognized on the Çöpler divestiture since designation as held for sale in the first quarter of 2026, including a $338.2 million write-down of Çöpler to fair value less costs to sell in the first quarter of 2026 and $0.6 million of net loss reversals in the second and third quarters of 2026.
(2)Upon entering the definitive agreement on May 18, 2026, the Company resigned as operator and Lidya Mines assumed the role of operator of the Project. The Company determined that it was no longer the primary beneficiary of Artmin, as it no longer has the power to direct the significant activities of Artmin. As a result, Artmin was deconsolidated from the Company’s Condensed Consolidated Financial Statements effective as of May 18, 2026. Upon deconsolidation, the Company recognized a loss of $17.5 million.
(3)For the three months ended September 30, 2026, and 2025, care and maintenance expense represents nil and $22.4 million, respectively, of direct costs, excluding costs associated with environmental reclamation and remediation, and nil and $14.9 million, respectively, of depreciation incurred during the suspension of operations at Çöpler.
For the nine months ended September 30, 2026, and 2025, care and maintenance expense represents $44.9 million and $64.7 million, respectively, of direct costs, excluding costs associated with environmental reclamation and remediation, and $14.9 million and $45.1 million, respectively, of depreciation incurred during the suspension of operations at Çöpler.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the major classes of assets and liabilities classified as held for sale, as reported in the Company’s Condensed Consolidated Balance Sheets as of December 31, 2025 (in thousands):

December 31, 2025 (1)
Assets held for sale:
Cash and cash equivalents	$19,273
Trade and other receivables	3,102
Equity method investments	142
Inventories	27,522
Prepaids and other current assets	11,824
Prepaids, related party	23,549
Total current assets held for sale	85,412

Other receivables, related party	—
Mineral properties, plant and equipment, net	3,108,839
Inventories	274,919
Equity method investments	—
Other non-current assets	6,867
Total assets held for sale	$3,476,037

Liabilities held for sale:
Accounts payable	$15,449
Accrued liabilities and other	16,005
Reclamation and remediation liabilities	25,379
Finance lease liabilities	5,012
Current portion of debt, related party	11,000
Total current liabilities held for sale	72,845

Debt, related party	51,419
Finance lease liabilities	76,344
Reclamation and remediation liabilities	207,081
Deferred income tax liabilities	162,435
Contingent consideration liabilities	30,774
Other non-current liabilities	3,063
Total liabilities held for sale	$603,961

Non-controlling interest	$806,481
(1)The consolidated assets as of December 31, 2025, include $3,467.5 million of assets of variable interest entities (“VIEs”) that can only be used to settle the obligations of the VIEs. As of December 31, 2025, the assets include Cash and cash equivalents of $15.4 million; Trade and other receivables of $3.0 million; Inventories, current of $27.5 million; Prepaids and other current assets of $12.4 million; Prepaids, related party of $23.5 million; Mineral properties, plant and equipment, net of $3,105.9 million; Inventories, non-current of $274.9 million; and Other non-current assets of $4.9 million. The consolidated liabilities as of December 31, 2025, include $570.3 million of liabilities of VIEs whose creditors have no recourse to the Company. As of December 31, 2025, the liabilities include Accounts payable of $15.3 million; Accrued liabilities and other of $13.8 million; Reclamation and remediation liabilities, current of $25.4 million; Finance lease liabilities, current of $5.0 million; Current portion of debt, related party of $11.0 million; Debt, related party, non-current of $51.4 million; Finance lease liabilities, non-current of $76.3 million; Reclamation and remediation liabilities, non-current of $207.1 million; Deferred income tax liabilities of $162.4 million; and Other non-current liabilities of $2.6 million.

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
As described in Note 3, the Çöpler mine and related properties and the Hod Maden project met the criteria for classification as discontinued operations and are excluded from the tables below. Following the removal of Çöpler, the Company determined that it has four reportable and operating segments represented by each of its producing mine sites.
The following tables provide a summary of financial information related to the Company’s segments (in thousands):

	Three Months Ended September 30, 2026
	Marigold	CC&V	Seabee	Puna	Segment Total	Corporate and other (1)	Total from Continuing Operations
Revenue	$126,350	$133,212	$67,672	$120,421	$447,655	$—	$447,655
Cost of sales (2)	$59,026	$48,459	$24,266	$55,336	$187,087	$—	$187,087
Depreciation, depletion, and amortization	$8,569	$5,923	$11,579	$7,696	$33,767	$80	$33,847
General and administrative expense	$—	$—	$—	$—	$—	$40,988	$40,988
Exploration and evaluation	$465	$407	$2,234	$5,870	$8,976	$1,500	$10,476
Reclamation costs	$889	$5,086	$336	$44,796	$51,107	$—	$51,107
Other operating expense (income), net	$2,406	$2,323	$(4,612)	$347	$464	$1,542	$2,006
Operating income (loss)	$54,995	$71,014	$33,869	$6,376	$166,254	$(44,110)	$122,144
Interest expense	$—	$(3)	$(3)	$(9)	$(15)	$(100)	$(115)
Interest income	$296	$194	$525	$693	$1,708	$12,480	$14,188
Other income (expense)	$(243)	$(1,358)	$4	$247	$(1,350)	$(1,579)	$(2,929)
Foreign exchange gain (loss)	$—	$1	$(305)	$(5,817)	$(6,121)	$(177)	$(6,298)
Income (loss) before income and mining taxes	$55,048	$69,848	$34,090	$1,490	$160,476	$(33,486)	$126,990
Capital expenditures	$55,839	$33,086	$10,676	$2,599	$102,200	$—	$102,200
Total assets as of September 30, 2026	$1,030,216	$799,486	$416,650	$369,711	$2,616,063	$1,664,532	$4,280,595
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30, 2025
	Marigold	CC&V	Seabee	Puna	Segment Total	Corporate and other (1)	Total from Continuing Operations
Revenue	$130,694	$98,249	$31,544	$125,352	$385,839	$—	$385,839
Cost of sales (2)	$62,436	$38,961	$19,661	$44,624	$165,682	$—	$165,682
Depreciation, depletion, and amortization	$9,060	$3,525	$6,827	$8,694	$28,106	$81	$28,187
General and administrative expense	$—	$—	$—	$—	$—	$40,228	$40,228
Exploration and evaluation	$371	$363	$3,582	$3,373	$7,689	$1,995	$9,684
Reclamation costs	$807	$3,914	$335	$1,279	$6,335	$—	$6,335
Other operating expense (income), net	$727	$520	$54	$267	$1,568	$9,214	$10,782
Operating income (loss)	$57,293	$50,966	$1,085	$67,115	$176,459	$(51,518)	$124,941
Interest expense	$—	$—	$—	$(190)	$(190)	$(1,711)	$(1,901)
Interest income	$812	$17	$278	$253	$1,360	$1,820	$3,180
Other income (expense)	$(170)	$(5)	$—	$4,614	$4,439	$(1,849)	$2,590
Foreign exchange gain (loss)	$—	$—	$(715)	$(10,044)	$(10,759)	$(1,921)	$(12,680)
Income (loss) before income and mining taxes	$57,935	$50,978	$648	$61,748	$171,309	$(55,179)	$116,130
Capital expenditures	$13,383	$15,206	$6,843	$3,101	$38,533	$(3,281)	$35,252
Total assets as of September 30, 2025	$852,622	$589,480	$358,179	$377,553	$2,177,834	$267,952	$2,445,786
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended September 30, 2026
	Marigold	CC&V	Seabee	Puna	Segment Total	Corporate and other (1)	Total from Continuing Operations
Revenue	$441,365	$448,758	$161,429	$421,679	$1,473,231	$—	$1,473,231
Cost of sales (2)	$189,503	$147,693	$72,527	$146,155	$555,878	$—	$555,878
Depreciation, depletion, and amortization	$26,664	$16,122	$30,733	$21,246	$94,765	$239	$95,004
General and administrative expense	$—	$—	$—	$—	$—	$107,118	$107,118
Exploration and evaluation	$927	$655	$5,668	$11,954	$19,204	$5,535	$24,739
Reclamation costs	$2,668	$13,722	$1,008	$47,356	$64,754	$—	$64,754
Other operating expense (income), net	$6,426	$2,856	$(4,169)	$868	$5,981	$5,482	$11,463
Operating income (loss)	$215,177	$267,710	$55,662	$194,100	$732,649	$(118,374)	$614,275
Interest expense	$—	$(14)	$(15)	$(33)	$(62)	$(1,715)	$(1,777)
Interest income	$620	$521	$790	$1,438	$3,369	$18,803	$22,172
Other income (expense)	$(656)	$557	$(13)	$11,499	$11,387	$(1,985)	$9,402
Foreign exchange gain (loss)	$—	$2	$(522)	$(13,534)	$(14,054)	$(4,821)	$(18,875)
Income (loss) before income and mining taxes	$215,141	$268,776	$55,902	$193,470	$733,289	$(108,092)	$625,197
Capital expenditures	$121,700	$60,005	$39,542	$17,101	$238,348	$—	$238,348
Total assets as of September 30, 2026	$1,030,216	$799,486	$416,650	$369,711	$2,616,063	$1,664,532	$4,280,595
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

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended September 30, 2025
	Marigold	CC&V (1)	Seabee (2)	Puna	Segment Total	Corporate and other (3)	Total from Continuing Operations
Revenue	$366,660	$283,086	$142,386	$315,780	$1,107,912	$—	$1,107,912
Cost of sales (4)	$177,538	$106,929	$61,265	$119,539	$465,271	$—	$465,271
Depreciation, depletion, and amortization	$26,001	$6,813	$27,252	$24,666	$84,732	$240	$84,972
General and administrative expense	$—	$—	$—	$—	$—	$90,757	$90,757
Exploration and evaluation	$2,886	$363	$10,465	$4,550	$18,264	$3,437	$21,701
Reclamation costs	$2,417	$9,085	$1,007	$3,840	$16,349	$—	$16,349
Care and maintenance (5)	$—	$—	$1,013	$—	$1,013	$—	$1,013
Other operating expense (income), net	$1,383	$1,154	$152	$706	$3,395	$24,621	$28,016
Operating income (loss)	$156,435	$158,742	$41,232	$162,479	$518,888	$(119,055)	$399,833
Interest expense	$—	$—	$—	$(1,172)	$(1,172)	$(5,106)	$(6,278)
Interest income	$3,168	$17	$1,009	$1,506	$5,700	$3,500	$9,200
Other income (expense)	$(629)	$(5)	$(15)	$12,392	$11,743	$(2,917)	$8,826
Foreign exchange gain (loss)	$—	$—	$31	$(19,964)	$(19,933)	$(7,596)	$(27,529)
Income (loss) before income and mining taxes	$158,974	$158,754	$42,257	$155,241	$515,226	$(131,174)	$384,052
Capital expenditures	$47,474	$31,026	$27,407	$9,078	$114,985	$(3,281)	$111,704
Total assets as of September 30, 2025	$852,622	$589,480	$358,179	$377,553	$2,177,834	$267,952	$2,445,786
(1)The reported statements of operations amounts reflect results for CC&V from the date of acquisition on February 28, 2025, through September 30, 2025.
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
(5)Care and maintenance expense represents the direct costs of $0.2 million and depreciation of $0.8 million during the temporary suspension of operations at Seabee during the six months ended September 30, 2025.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6.REVENUE
The following table represents revenues by product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gold sales
Marigold	$126,296	$130,650	$441,183	$366,544
CC&V	132,659	97,896	442,050	282,020
Seabee	67,640	31,528	161,356	142,331
Concentrate sales
Puna	131,054	121,882	420,608	308,726
Other (1)
Marigold	54	44	182	116
CC&V	553	353	6,708	1,066
Seabee	32	16	73	55
Puna	(10,633)	3,470	1,071	7,054
Total	$447,655	$385,839	$1,473,231	$1,107,912
(1)Other revenue includes: changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.
Revenue by metal
Revenue by metal types are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gold	$326,595	$260,074	$1,044,589	$790,895
Silver	120,195	107,962	389,310	270,447
Lead	9,605	12,638	27,499	35,119
Zinc	1,254	1,282	3,799	3,160
Other (1)	(9,994)	3,883	8,034	8,291
Total	$447,655	$385,839	$1,473,231	$1,107,912
(1)Other revenue includes: changes in the fair value of concentrate trade receivables due to changes in silver and base metal prices; and silver and copper by-product revenue arising from the production and sale of gold doré.
Provisional metal sales
As of September 30, 2026, the Company had silver sales of 3.4 million ounces at an average price of $65.94 per ounce, lead sales of 15.7 million pounds at an average price of $0.86 per pound, and zinc sales of 1.4 million pounds at an average price of $1.70 per pound, subject to normal course final pricing over the next several months.
For the three months ended September 30, 2026 and 2025, the change in the fair value of the Company’s embedded derivatives relating to provisional concentrate metal sales was a decrease of $10.8 million and an increase of $3.5 million, respectively. For the nine months ended September 30, 2026 and 2025, the change in the fair value of the Company’s embedded derivatives relating to provisional concentrate metal sales was an increase of $0.6 million and $7.1 million, respectively. The changes in fair value have been recorded in Revenue.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7.RECLAMATION LIABILITIES
The Company is subject to various domestic and international laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. Estimated future reclamation costs are based principally on current legal and regulatory requirements.
Changes in Reclamation liabilities during the nine months ended September 30, 2026 and 2025, were as follows (in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Balance as of January 1	$399,023	$157,737
Additions (1)	—	220,974
Changes in estimate and other (2)	50,460	2,437
Expenditures	(8,663)	(2,986)
Accretion expense	19,029	16,219
Balance as of September 30	$459,849	$394,381
Less: current portion	(22,260)	(10,291)
Non-current reclamation liabilities	$437,589	$384,090
(1)During the nine months ended September 30, 2025, reclamation changes were primarily comprised of an increase of $221.0 million as a result of the acquisition of CC&V.
(2)During the nine months ended September 30, 2026, reclamation increased at Puna and Marigold by $47.2 million and $3.3 million, respectively. The increase at Puna is primarily due to revisions in cost estimate assumptions associated with water management and tailings storage facilities. The increase at Marigold is due to additional disturbance. During the nine months ended September 30, 2025, reclamation at Marigold increased by $2.4 million primarily due to additional disturbance and an increase in labor unit cost rates.
The following table includes the components of Reclamation costs for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reclamation adjustments and other	$44,764	$—	$45,725	$130
Reclamation accretion	6,343	6,335	19,029	16,219
Total reclamation costs	51,107	6,335	64,754	16,349

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8.OTHER OPERATING EXPENSE (INCOME), NET
The following table includes the components of Other operating expense (income), net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
CC&V transaction and integration costs	$—	$7,287	$—	$19,040
Loss (gain) on sale and disposal of assets, net	2,092	778	6,585	1,533
Change in fair value of contingent consideration	—	1,927	2,538	5,581
Litigation costs and settlement	4,600	—	4,600	—
Insurance proceeds	(5,398)	—	(5,398)	—
Other taxes	347	267	2,270	706
Other	365	523	868	1,156
Total	$2,006	$10,782	$11,463	$28,016
9.OTHER INCOME (EXPENSE)
The following table includes the components of Other income (expense):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$14,188	$3,180	$22,172	$9,200
Gain (loss) on investments and on marketable securities sales	650	2,123	7,171	6,687
Change in fair value of marketable securities	(755)	3,021	4,131	6,742
Other	(2,824)	(2,554)	(1,900)	(4,603)
Total	$11,259	$5,770	$31,574	$18,026
10.INCOME AND MINING TAXES
The Company’s consolidated effective income tax rate from continuing operations for the nine months ended September 30, 2026, was 22.8% compared to 19.2% for the nine months ended September 30, 2025. The Company, a Canadian domiciled entity, is subject to a statutory tax rate of 27.0%, inclusive of federal and provincial taxes. The effective income tax rate for the nine months ended September 30, 2026, differs from the statutory rate primarily due to the tax benefits for excess percentage depletion and foreign derived deduction eligible income, partially offset by additions to the valuation allowance for net operating losses generated by certain entities. The effective rate for the nine months ended September 30, 2025, differs from the statutory rate primarily due to the tax benefits for excess percentage depletion and foreign derived deduction eligible income, partially offset by additions to the valuation allowance for net operating losses generated by certain entities.

11.INCOME (LOSS) PER SHARE
The Company calculates basic net income (loss) per share using, as the denominator, the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share uses, as its denominator, the weighted-average number of common shares outstanding during the period plus the effect of dilutive potential common shares during the period.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Dilutive potential common shares include stock options, Restricted Share Units (“RSUs”), and convertible notes.
The calculations of basic and diluted net income (loss) per share attributable to SSR Mining shareholders are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to SSR Mining shareholders from continuing operations	$94,838	$93,928	$482,524	$310,466
Interest saving on 2019 Notes, net of tax	—	1,248	916	3,727
Net income (loss) from continuing operations used in the calculation of diluted net income per share	$94,838	$95,176	$483,440	$314,193

Net income (loss) from discontinued operations	$(14,955)	$(36,836)	$(425,358)	$(118,566)
Net loss (income) from discontinued operations attributable to non-controlling interest	—	8,349	13,553	22,397
Net income (loss) from discontinued operations used in the calculation of diluted net income per share	$(14,955)	$(28,487)	$(411,805)	$(96,169)

Weighted-average number of common shares issued	202,930	202,783	205,511	202,660
Adjustments for dilutive instruments:
Restricted share units	1,139	1,670	1,102	1,377
2019 Notes	—	13,011	3,506	12,981
Diluted weighted-average number of shares outstanding	204,069	217,464	210,119	217,018

Net income (loss) per share attributable to SSR Mining shareholders
Basic
Continuing operations	$0.47	$0.46	$2.35	$1.53
Discontinued operations	(0.07)	(0.14)	(2.00)	(0.47)
	$0.40	$0.32	$0.35	$1.06

Diluted
Continuing operations	$0.46	$0.44	$2.30	$1.45
Discontinued operations	(0.07)	(0.13)	(1.96)	(0.44)
	$0.39	$0.31	$0.34	$1.01

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12.FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Refer to Note 12 to the audited Consolidated Financial Statements in the Company’s 2025 Annual Report on Form 10-K for additional information on the Company's assets and liabilities measured at fair value. The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring (at least annually) and non-recurring basis by level within the fair value hierarchy (in thousands):

	Fair value at September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$1,554,823	$—	$—	$1,554,823
Marketable securities (1)	66,208	—	—	66,208
Trade receivables from provisional sales, net (2)	—	90,836	—	90,836
Derivative assets (3)	—	7,002	—	7,002
Deferred consideration	—	—	28,435	28,435
	$1,621,031	$97,838	$28,435	$1,747,304

Liabilities:
Contingent consideration liabilities	$—	$—	$77,306	$77,306
	$—	$—	$77,306	$77,306
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
(3)At times, the Company manages a portion of its exposure to fluctuation in diesel prices and foreign currency exchange rates through derivative financial instruments. In periods when the Company has open derivative positions, the derivative assets and liabilities are valued using pricing models with inputs derived from observable market data, including quoted prices in active markets. The Company’s diesel collar instruments, included in Prepaids and other current assets in the Condensed Consolidated Balance Sheets, are valued using inputs derived from observable market data, including quoted commodity forward prices. The inputs do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy. As of September 30, 2026, the Company has outstanding diesel collar contracts with an aggregate notional volume of approximately 3.7 million gallons, which are expected to settle through December 2026. For the nine months ended September 30, 2026, the gain of $21.3 million resulting from diesel collar contracts has been recorded in Cost of sales in the Condensed Consolidated Statements of Operations.

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

	Nine Months Ended September 30,
	2026	2025
Deferred consideration assets:
Balance as of January 1	$27,755	$26,383
Revaluations	1,930	358
Collections	(1,250)	(1,250)
Balance as of September 30	$28,435	$25,491

	Nine Months Ended September 30,
	2026	2025
Contingent consideration liabilities:
Balance as of January 1	$162,207	$—
Revaluations	2,599	6,900
Additions	—	141,764
Payments (1)	(87,500)	—
Balance as of September 30	$77,306	$148,664
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

		September 30, 2026		December 31, 2025
	Level	Carrying amount	Fair value	Carrying amount	Fair value
2019 Notes (1)	1	$—	$—	$229,640	$300,677
(1)The fair value disclosed for the Company’s 2019 Notes is included in Level 1 as the basis of valuation uses a quoted price in an active market. During the first quarter of 2026, holders of the 2019 Notes exercised their conversion rights and elected to convert their holdings to common shares. Refer to Note 17 for additional information.
13.TRADE AND OTHER RECEIVABLES
The components of Trade and other receivables are as follows (in thousands):

	September 30, 2026	December 31, 2025
Trade receivables	$94,288	$94,031
Value added tax receivables	16,680	17,475
Income tax receivable	27,995	1,679
Other taxes receivable	22,772	20,264
Interest receivable	3,187	—
Other	8,099	172
Total	$173,021	$133,621
No provision for credit loss was recognized as of September 30, 2026, or December 31, 2025. All trade receivables are expected to be settled within twelve months.

14.INVENTORIES
The components of Inventories are as follows (in thousands):

	September 30, 2026	December 31, 2025
Materials and supplies	$112,484	$101,257
Stockpiled ore	36,790	46,515
Leach pad inventory	407,830	315,482
Work-in-process	6,009	6,385
Finished goods	11,409	19,160
Total current inventories	574,522	488,799

Leach pad inventory	390,503	328,923
Total non-current inventories	$390,503	$328,923
For the three and nine months ended September 30, 2026, the Company recognized write-downs of materials and supplies inventories of $2.6 million and $4.7 million, respectively, classified as a component of Cost of sales. No write-downs of inventory were recognized during the three and nine months ended September 30, 2025.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
15.MINERAL PROPERTIES, PLANT AND EQUIPMENT, NET
The components of Mineral properties, plant and equipment, net are as follows (in thousands):

	September 30, 2026	December 31, 2025
Plant and equipment (1)	$1,184,353	$1,084,113
Construction in process	120,527	67,469
Mineral properties subject to depletion	908,378	833,213
Mineral properties not yet subject to depletion	335,971	74,608
Exploration and evaluation assets	81,639	89,466
Total mineral properties, plant, and equipment	2,630,868	2,148,869
Accumulated depreciation, plant and equipment	(714,106)	(658,074)
Accumulated depletion, mineral properties	(507,529)	(466,380)
Mineral properties, plant, and equipment, net	$1,409,233	$1,024,415
(1)As of September 30, 2026, and December 31, 2025, plant and equipment includes finance lease right-of-use assets with a carrying amount of $0.1 million and $0.5 million, respectively.
No impairment was recognized during the three and nine months ended September 30, 2026 and 2025.
16.ACCRUED LIABILITIES AND OTHER
The components of Accrued liabilities and other are as follows (in thousands):

	September 30, 2026	December 31, 2025
Accrued liabilities	$125,107	$81,969
Royalties payable	14,614	22,608
Stock-based compensation liabilities	59,265	21,645
Income taxes payable	49,847	62,156
Lease liabilities	2,276	2,152
Other	—	2,752
Total accrued liabilities and other	$251,109	$193,282
17.DEBT
The following tables summarize the Company’s debt balances (in thousands):

	September 30, 2026	December 31, 2025
2019 Notes (1)	$—	$229,640

Current Portion	$—	$229,640
(1)As of September 30, 2026, and December 31, 2025, amount is net of discount and debt issuance costs of nil and $0.4 million, respectively.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Convertible debt
2019 Notes
During the first quarter of 2026, following the issuance by the Company of a notice of redemption on February 18, 2026, to the holders of the 2019 Notes, the majority of all such holders exercised their conversion rights and elected to convert their holdings to common shares. The conversion occurred pursuant to the terms of the 2019 Notes agreement whereby the holders had the option to convert the 2019 Notes to common shares at any time prior to maturity on April 1, 2039. An aggregate principal amount of $229.8 million was converted to 13.1 million shares during the first quarter of 2026. Upon the conversion, the Company paid cash in lieu of fractional shares and interest of $2.6 million. On March 20, 2026, the Company redeemed the remaining unconverted principal amount of the 2019 Notes for $0.2 million in cash. The Company’s redemption was pursuant to the terms of the 2019 Notes agreement, which permitted the redemption of the 2019 Notes when the Company’s share price exceeded 130.0% of the conversion price for 20 or more days in a period of 30 consecutive trading days. The Company has been discharged of all debt obligations associated with the 2019 Notes.
Credit Agreement
On July 31, 2026, the Company entered into an amendment of its existing revolving credit facility (“Second Amended and Restated Credit Agreement”). The amendment, among other things, (i) extends the maturity date to July 31, 2030, (ii) increases the revolving credit facility to $600.0 million, (iii) removes the additional accordion feature, (iv) bears interest at Secured Overnight Financing Rate (“SOFR”) plus an applicable margin ranging from 1.75% to 2.50%, and (v) revises certain financial covenants. During the three and nine months ended September 30, 2026, the Company recognized interest expense of $0.5 million. No interest expense was recognized for the three and nine months ended September 30, 2025.
As of September 30, 2026, the Company was in compliance with its covenants.
18.EQUITY
Repurchase of common shares
On March 27, 2026, the Company received approval of its Normal Course Issuer Bid (“2026 NCIB”) to purchase for cancellation up to 21.5 million common shares through the facilities of the TSX, Nasdaq or other Canadian and U.S. marketplaces over a twelve-month period beginning March 31, 2026, and ending March 30, 2027. On June 15, 2026, the Board of Directors of the Company approved an additional $500.0 million for share repurchases under the 2026 NCIB. Under the 2026 NCIB, the Company is not obligated to acquire any common shares and may suspend or discontinue purchases at any time.
During the three months ended September 30, 2026, the Company purchased 6,190,476 of its outstanding common shares at an average share price of $31.27 per share for total consideration of $193.6 million. All shares were cancelled upon purchase. Of the total consideration paid, $90.7 million was recorded as a reduction to common shares, representing the average paid-in capital per common share outstanding prior to the repurchase date. The remaining $102.9 million was recorded as a decrease to retained earnings.
During the nine months ended September 30, 2026, the Company purchased 16,615,189 of its outstanding common shares at an average share price of $31.98 per share for total consideration of $531.4 million. All shares were cancelled upon purchase. During the nine months ended September 30, 2026, the difference of $287.8 million between the total amount paid and the amount deducted from common shares of $243.6 million was recorded as a direct charge to retained earnings. The amount deducted from common shares was determined based on the average paid in capital per common share outstanding prior to the repurchase date.
Conversion of 2019 Notes to common shares
During the first quarter of 2026, holders of the 2019 Notes exercised their conversion rights and elected to convert their holdings to common shares. Refer to Note 17 for additional information.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
19.SUPPLEMENTAL CASH FLOW INFORMATION

Net change in operating assets and liabilities were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Decrease (increase) in operating assets:
Trade and other receivables	$(43,694)	$(772)
Inventories	(129,604)	(114,720)
Other operating assets	(18,067)	6,861
Increase (decrease) in operating liabilities:
Accounts payable	21,904	(8,577)
Accrued liabilities and other	(10,379)	16,878
Other operating liabilities	(1,635)	(124)
	$(181,475)	$(100,454)
Other cash information was as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Interest paid	$(4,259)	$(7,428)
Interest received	$18,548	$9,200
Income taxes paid	$(177,174)	$(67,464)
Non-cash change in capital accrual	$17,504	$(2,193)
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
Environmental matters
CC&V - Carlton Tunnel
The Carlton Tunnel was completed in 1941 with the purpose of draining the southern portion of the mining district, subsequently consolidated by CC&V. CC&V has held discharge permits for the Carlton Tunnel since 1983, primarily to focus on monitoring. The monitoring data accumulated since the mid-1970s have indicated consistency in the water quality discharged from the Carlton Tunnel over time and work with the regulator has confirmed that the water flowing out of the Carlton Tunnel portal is akin to natural spring water and did not constitute mine drainage. However, in January 2021, the Water Quality Control Division of the Colorado Department of Public Health and Environment (the “Division”) issued new discharge permits imposing new water quality limits. On March 9, 2026, Newmont, the former indirect parent company of CC&V, and CC&V (as a Nominal Plaintiff in the Action), filed a lawsuit in federal court against the Colorado Water Quality Control Division seeking a declaratory judgment that federal and state law do not require the discharge permit for the Carlton Tunnel outflows. Depending on the outcome of the lawsuit and plans that may ultimately be agreed with regulators, a material adjustment to the remediation liability may be required. On June 26, 2026, defendants moved to dismiss the Action and the plaintiffs have responded to oppose the motion. As of August 21, 2026 all briefing on defendant’s motion to dismiss is complete, and the motion is pending review by the federal court.

SSR Mining Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Surety bonds
The Company uses surety bonds to support certain environmental bonding obligations. As of September 30, 2026, and December 31, 2025, the Company had surety bonds totaling $512.3 million and $500.1 million outstanding, respectively.
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
21.SUBSEQUENT EVENTS
Roxmore Resources Inc. Acquisition
On October 13, 2026, the Company entered into a definitive agreement, through a wholly owned subsidiary, to acquire all of the issued and outstanding shares of Roxmore Resources Inc. (“Roxmore”) pursuant to a court approved plan under the British Corporations Act (British Columbia). Under the terms of the transaction, Roxmore shareholders will receive CAD $6.75 per Roxmore common share in cash consideration. Roxmore shareholders will also receive common shares of a newly created gold exploration company (“SpinCo”). SpinCo will be funded with USD $10.0 million in cash and will be owned 85.01% by former Roxmore shareholders and 14.99% by the Company. The Company expects to fund the cash component of the consideration using existing cash and cash equivalents. The transaction is expected to close in the fourth quarter of 2026.

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
On July 17, 2026, the Company completed the divestiture of its 20% ownership interest in Artmin to Lidya Madençilik Sanayi ve Ticaret A.Ş (“Lidya Mines”), which owns the Hod Maden development project (the “Project”), for an uncapped 4.0% net smelter return royalty on 100% of the Project. Refer to Note 3 and Note 4 for additional information.

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
Refer to the “Consolidated Results of Operations”, “Results of Operations”, “Liquidity and Capital Resources” and “Non-GAAP Financial Measures” for information for the nine months ended September 30, 2026.
Consolidated Results of Operations
A summary of the Company's consolidated financial and operating results for the three and nine months ended September 30, 2026 and 2025 are presented below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change (%)	2026	2025	Change (%)
Financial Results
Revenue	$447,655	$385,839	16.0%	$1,473,231	$1,107,912	33.0%
Cost of sales (1)	$187,087	$165,682	12.9%	$555,878	$465,271	19.5%
Depreciation, depletion, and amortization	$33,847	$28,187	20.1%	$95,004	$84,972	11.8%
General and administrative expenses	$40,988	$40,228	1.9%	$107,118	$90,757	18.0%
Exploration and evaluation	$10,476	$9,684	8.2%	$24,739	$21,701	14.0%
Reclamation costs	$51,107	$6,335	706.7%	$64,754	$16,349	296.1%
Care and maintenance	$—	$—	—%	$—	$1,013	(100.0)%
Other operating expense (income), net	$2,006	$10,782	(81.4)%	$11,463	$28,016	(59.1)%
Operating income (loss)	$122,144	$124,941	(2.2)%	$614,275	$399,833	53.6%
Interest expense	$(115)	$(1,901)	94.0%	$(1,777)	$(6,278)	71.7%
Other income (expense)	$11,259	$5,770	95.1%	$31,574	$18,026	75.2%
Foreign exchange gain (loss)	$(6,298)	$(12,680)	50.3%	$(18,875)	$(27,529)	31.4%
Net income (loss) from continuing operations	$94,838	$93,928	1.0%	$482,524	$310,466	55.4%
Net income (loss) from discontinued operations	$(14,955)	$(36,836)	59.4%	$(425,358)	$(118,566)	(258.8)%
Net income (loss)	$79,883	$57,092	39.9%	$57,166	$191,900	(70.2)%
Net income (loss) attributable to SSR Mining shareholders:
Continuing operations	$94,838	$93,928	1.0%	$482,524	$310,466	55.4%
Discontinued operations	$(14,955)	$(28,487)	47.5%	$(411,805)	$(96,169)	(328.2)%
Net income (loss) attributable to SSR Mining shareholders	$79,883	$65,441	22.1%	$70,719	$214,297	(67.0)%
Basic net income (loss) per share attributable to SSR Mining shareholders:
Continuing operations	$0.47	$0.46	2.2%	$2.35	$1.53	53.6%
Discontinued operations	$(0.07)	$(0.14)	50.0%	$(2.00)	$(0.47)	(325.5)%
Diluted net income (loss) per share attributable to SSR Mining shareholders:
Continuing operations	$0.46	$0.44	4.5%	$2.30	$1.45	58.6%
Discontinued operations	$(0.07)	$(0.13)	46.2%	$(1.96)	$(0.44)	(345.5)%
Adjusted attributable net income (loss) attributable to SSR Mining shareholders from continuing operations (non-GAAP) (2)	$130,737	$101,215	29.2%	$518,423	$329,506	57.3%
Adjusted net income (loss) per share attributable to SSR Mining shareholders from continuing operations (non-GAAP) (2):
Basic (2)	$0.64	$0.50	28.0%	$2.52	$1.63	54.6%
Diluted (2)	$0.64	$0.47	36.2%	$2.47	$1.54	60.4%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change (%)	2026	2025	Change (%)
Operating Results from Continuing Operations
Gold produced (oz)	76,651	75,212	1.9%	234,567	242,047	(3.1)%
Gold sold (oz)	76,923	74,268	3.6%	234,735	242,715	(3.3)%
Silver produced ('000 oz)	1,697	2,409	(29.6)%	5,096	7,764	(34.4)%
Silver sold ('000 oz)	1,870	2,657	(29.6)%	5,210	7,566	(31.1)%
Lead produced ('000 lb) (3)	8,084	11,152	(27.5)%	23,377	36,517	(36.0)%
Lead sold ('000 lb) (3)	8,695	13,089	(33.6)%	24,916	37,199	(33.0)%
Zinc produced ('000 lb) (3)	1,071	1,103	(2.9)%	3,058	2,986	2.4%
Zinc sold ('000 lb) (3)	754	954	(21.0)%	2,381	2,496	(4.6)%

Gold equivalent produced (oz) (4)	103,585	102,673	0.9%	315,459	326,940	(3.5)%
Gold equivalent sold (oz) (4)	106,613	104,549	2.0%	317,427	325,440	(2.5)%

Average realized gold price ($/oz sold)	$4,247	$3,503	21.2%	$4,451	$3,259	36.6%
Average realized silver price ($/oz sold)	$58.39	$41.92	39.3%	$74.73	$36.72	103.5%

Cost of sales per gold equivalent ounce sold (1, 4)	$1,755	$1,585	10.7%	$1,751	$1,430	22.4%
Cash cost per gold equivalent ounce sold (2, 4)	$1,647	$1,449	13.7%	$1,631	$1,312	24.3%
AISC per gold equivalent ounce sold (2, 4)	$2,527	$2,114	19.6%	$2,523	$1,905	32.4%
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
Revenue
Revenue increased by $61.8 million, or 16.0%, to $447.7 million for the three months ended September 30, 2026, as compared to $385.8 million for the three months ended September 30, 2025. The increase was primarily due to a 21.2% increase in average realized gold price, or $57.2 million, a 39.3% increase in realized silver price, or $30.8 million, and a 3.6% increase in gold ounces sold, or $9.3 million, partially offset by a 29.6% decrease in silver ounces sold, or $33.0 million. The increase in gold ounces sold was attributable to higher gold ounces sold at Seabee and CC&V, partially offset by fewer ounces sold at Marigold. For a discussion of revenue by segment, refer to the Results of Operations below.

Revenue increased by $365.3 million, or 33.0%, to $1,473.2 million for the nine months ended September 30, 2026, as compared to $1,107.9 million for the nine months ended September 30, 2025. The increase was primarily due to a 36.6% higher average realized gold price, or $279.7 million, and a 103.5% higher average realized silver price, or $198.0 million, partially offset by a 3.3% decrease in gold ounces sold, or $26.0 million, and a 31.1% decrease in silver ounces sold, or $86.5 million. The decrease in gold ounces sold was attributable to fewer gold ounces sold at Seabee and Marigold, partially offset by higher gold ounces sold at CC&V. For a discussion of revenue by segment, refer to the Results of Operations below.
Cost of sales
Cost of sales increased by $21.4 million, or 12.9%, to $187.1 million for the three months ended September 30, 2026, as compared to $165.7 million for the three months ended September 30, 2025. The increase was primarily due to higher cost of sales at Puna, CC&V, and Seabee, partially offset by lower cost of sales at Marigold. For a discussion of cost of sales by segment, refer to the Results of Operations below.
Cost of sales increased by $90.6 million, or 19.5%, to $555.9 million for the nine months ended September 30, 2026, as compared to $465.3 million for the nine months ended September 30, 2025. The increase was primarily due to the inclusion of CC&V for the full period and higher cost of sales at Puna, Marigold, and CC&V. For a discussion of cost of sales by segment, refer to the Results of Operations below.
Depreciation, depletion, and amortization
Depreciation, depletion, and amortization increased by $5.7 million, or 20.1%, to $33.8 million for the three months ended September 30, 2026, as compared to $28.2 million for the three months ended September 30, 2025, primarily due to higher depletion expense as a result of a 78.9% increase in gold ounces sold at Seabee.
Depreciation, depletion, and amortization increased by $10.0 million, or 11.8%, to $95.0 million for the nine months ended September 30, 2026, as compared to $85.0 million for the nine months ended September 30, 2025, primarily due to the inclusion of CC&V for the full nine month period resulting in increased gold ounces sold.
General and administrative expense
General and administrative expense for the three months ended September 30, 2026, was $41.0 million as compared to $40.2 million for the three months ended September 30, 2025. General and administrative expense was consistent period over period.
General and administrative expense for the nine months ended September 30, 2026, was $107.1 million as compared to $90.8 million for the nine months ended September 30, 2025. General and administrative expenses increased primarily due to a $14.9 million increase in share-based compensation expense attributable to higher share prices in 2026 and a $2.5 million increase in contractors and outside services expense.
Exploration and evaluation costs
Exploration and evaluation costs for the three months ended September 30, 2026, were $10.5 million compared to $9.7 million for the three months ended September 30, 2025. Exploration and evaluation costs for the nine months ended September 30, 2026 were $24.7 million compared to $21.7 million for the nine months ended September 30, 2025. Exploration and evaluation costs increased primarily due to an increase in drilling activities at Melina and Cortaderas at Puna in 2026 as compared to 2025.
Reclamation costs
Reclamation costs for the three months ended September 30, 2026, were $51.1 million as compared to $6.3 million for the three months ended September 30, 2025. Reclamation costs increased by $44.8 million primarily due to revisions in cost assumptions with water management and tailings storage facilities at Puna. See Note 7 to the Condensed Consolidated Financial Statements for further details.

Reclamation costs for the nine months ended September 30, 2026, were $64.8 million as compared to $16.3 million for the nine months ended September 30, 2025. Reclamation costs increased by $48.4 million primarily due to $44.8 million of revisions in estimates and obligations at Puna as noted above and $2.8 million higher reclamation accretion costs.
Care and maintenance
Care and maintenance costs for the three months ended September 30, 2026 and 2025 were nil. Care and maintenance expense for the nine months ended September 30, 2026 were nil as compared to $1.0 million for the three months ended September 30, 2025. Care and maintenance expense incurred during the nine months ended 2025 represents $0.2 million of direct costs and $0.8 million of depreciation incurred during the temporary suspension of operations at Seabee.
Other operating expense (income), net
Other operating expense, net for the three months ended September 30, 2026, was $2.0 million as compared to $10.8 million for the three months ended September 30, 2025. The change was primarily due to a $7.3 million decrease in CC&V transaction and integration costs, and a $1.9 million decrease in change in the fair value of contingent consideration, partially offset by a $4.6 million expense related to the settlement of certain putative wage and hour class action lawsuits at CC&V and Marigold and a $1.3 million increase in loss on sale of assets. Additionally, the Company received $5.4 million of insurance proceeds income related to the Krause fires at Seabee.
Other operating expense, net for the nine months ended September 30, 2026, was $11.5 million as compared to $28.0 million for the nine months ended September 30, 2025. The change was primarily due to a $19.0 million decrease in CC&V transaction and integration costs, and a $3.0 million decrease in change in the fair value of contingent consideration, partially offset by a $5.1 million increase in loss on sale of assets and $4.6 million related to the settlement of certain putative wage and hour class action lawsuits at CC&V and Marigold. Additionally, the Company received $5.4 million of insurance proceeds income related to the Krause fires at Seabee.
Interest expense
Interest expense for the three months ended September 30, 2026, was $0.1 million as compared to $1.9 million for the three months ended September 30, 2025. Interest expense for the nine months ended September 30, 2026 was $1.8 million as compared to $6.3 million for the nine months ended September 30, 2025. The decrease was primarily due to lower outstanding debt balances during 2026, resulting from the conversion of the 2019 Notes during the first quarter of 2026.
Other income (expense)
Other income for the three months ended September 30, 2026, was $11.3 million as compared to $5.8 million for the three months ended September 30, 2025. The increase was primarily due to a $11.0 million increase in interest income, partially offset by a $3.8 million decrease in change in fair value of marketable securities and a $1.5 million decrease in gain on marketable security sales.
Other income for the nine months ended September 30, 2026, was $31.6 million as compared to $18.0 million for the nine months ended September 30, 2025. The increase was primarily due to a $13.0 million increase in interest income and a $0.5 million increase in gain on marketable security sales, partially offset by a $2.6 million decrease in change in fair value of marketable securities.
Foreign exchange gain (loss)
Foreign exchange loss for the three months ended September 30, 2026, was $6.3 million compared to $12.7 million for the three months ended September 30, 2025. Foreign exchange loss for the nine months ended September 30, 2026 was $18.9 million compared to $27.5 million for the nine months ended September 30, 2025. During the three and nine months ended September 30, 2026, the foreign exchange loss was primarily due to the weakening of the ARS against the USD and its impact on ARS-denominated assets.

Income and mining tax benefit (expense)
Income and mining tax expense for the three months ended September 30, 2026, was $32.2 million as compared to an expense of $22.2 million for the three months ended September 30, 2025. The increase in income tax expense was primarily due to lower inflationary and foreign exchange tax benefits in Argentina and slightly lower U.S. tax benefits relative to earnings compared to the prior-year period. The Company's effective tax rate increased to 25.3% from 19.1% for the three months ended September 30, 2026 and 2025, respectively, primarily due to lower favorable foreign exchange and inflationary tax impacts compared to the prior-year period.

Income and mining tax expense for the nine months ended September 30, 2026, was $142.7 million as compared to an expense of $73.6 million for the nine months ended September 30, 2025. The increase in income tax expense was primarily due to higher year-to-date operating income and higher withholding taxes on distributions compared to 2025. The Company's effective tax rate increased to 22.8% from 19.2% for the nine months ended September 30, 2026 and 2025, respectively, primarily due to higher withholding taxes on distributions and lower inflationary tax benefits compared to the prior-year period.

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
Discontinued operations
Net loss from discontinued operations for the three months ended September 30, 2026, was $15.0 million compared to $36.8 million for the three months ended September 30, 2025. The decrease in net loss from discontinued operations was primarily due to a decrease in care and maintenance expense of $37.3 million and interest expense of $1.7 million, partially offset by a $2.4 million increase in other operating expense.
Net loss from discontinued operations for the nine months ended September 30, 2026, was $425.4 million compared to $118.6 million for the nine months ended September 30, 2025. The increase in net loss from discontinued operations was primarily due to a $337.6 million loss on the divestiture related to Çöpler, a $17.5 million loss related to the deconsolidation of Artmin and an increase in other operating expense of $46.5 million, partially offset by a decrease of $63.5 million in reclamation and remediation costs and a $50.0 million decrease in care and maintenance expense.
Refer to Note 4 of the Condensed Consolidated Financial Statements for additional information.

Results of Operations
Marigold, USA

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Data	2026	2025	Change (%)	2026	2025	Change (%)
Gold produced (oz)	29,135	36,273	(19.7)%	97,925	110,765	(11.6)%
Gold sold (oz)	29,728	37,318	(20.3)%	98,957	113,315	(12.7)%
Average realized gold price ($/oz sold)	$4,248	$3,502	21.3%	$4,458	$3,235	37.8%

Ore mined (kt)	3,604	3,379	6.7%	12,875	12,160	5.9%
Waste removed (kt)	18,113	20,112	(9.9)%	54,663	61,479	(11.1)%
Total material mined (kt)	21,717	23,491	(7.6)%	67,538	73,639	(8.3)%

Ore stacked (kt)	3,604	3,379	6.7%	12,875	12,161	5.9%
Gold grade stacked (g/t)	0.41	0.35	17.1%	0.31	0.42	(26.2)%

Cost of sales (1)	$59,026	$62,436	(5.5)%	$189,503	$177,538	6.7%
Cost of sales ($/oz gold sold) (1)	$1,986	$1,673	18.7%	$1,915	$1,567	22.2%
Cash costs ($/oz gold sold) (2)	$1,986	$1,673	18.7%	$1,915	$1,568	22.1%
AISC ($/oz gold sold) (2)	$2,714	$1,840	47.5%	$2,674	$1,856	44.1%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Marigold. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Three months ended September 30, 2026, compared to three months ended September 30, 2025
Gold production decreased 19.7% primarily due to the timing of leach recoveries. Revenue decreased by $4.3 million, or 3.3%, of which $26.5 million was due to fewer gold ounces sold, partially offset by $22.2 million due to a higher average realized gold price. Cost of sales decreased by $3.4 million, or 5.5%, primarily due to fewer ounces of gold sold as a result of leach curve timing. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 18.7% and 18.7%, respectively, due to higher surface mining costs as a result of increased spending on parts and labor maintenance costs and higher leaching costs as a result of increased consumables spending. AISC per ounce of gold sold increased 47.5% due to higher cash costs per gold ounce sold and higher sustaining capital expenditures related to infrastructure project spend, the purchase of three bulldozers and asset components in 2026.
Nine months ended September 30, 2026, compared to nine months ended September 30, 2025
Gold production decreased 11.6% due to lower gold grade stacked, partially offset by more tonnes stacked. Revenue increased by $74.7 million, or 20.4%, of which $121.1 million was due to a higher average realized gold price, partially offset by $46.4 million due to fewer gold ounces sold. Cost of sales increased by $12.0 million, or 6.7%, primarily due to higher surface mining costs as a result of increased spending on parts and labor maintenance costs, and increased royalty expense resulting from higher realized gold prices during 2026. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 22.2% and 22.1%, respectively, due to higher cost of sales and fewer gold ounces sold as a result of lower gold grade stacked. AISC per ounce of gold sold increased 44.1% due to higher cash costs per ounce of gold sold and higher sustaining capital expenditures related to infrastructure project spend and the purchase of four bulldozers, one haul truck and asset components in 2026.

Cripple Creek & Victor, USA

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Data	2026	2025	Change (%)	2026	2025(1)	Change (%)
Gold produced (oz)	31,567	29,821	5.9%	97,590	85,165	14.6%
Gold sold (oz)	31,095	27,950	11.3%	97,841	84,050	16.4%
Average realized gold price ($/oz sold)	$4,268	$3,505	21.8%	$4,519	$3,356	34.7%

Ore mined (kt)	4,790	6,923	(30.8)%	11,887	12,188	(2.5)%
Waste removed (kt)	4,872	2,496	95.2%	16,526	8,947	84.7%
Total material mined (kt)	9,662	9,419	2.6%	28,413	21,135	34.4%

Ore stacked (kt)	4,851	7,020	(30.9)%	11,888	12,398	(4.1)%
Gold grade stacked (g/t)	0.42	0.40	5.0%	0.44	0.42	4.8%

Cost of sales (2)	$48,459	$38,961	24.4%	$147,693	$106,929	38.1%
Cost of sales ($/oz gold sold) (2)	$1,558	$1,394	11.8%	$1,510	$1,272	18.7%
Cash costs ($/oz gold sold) (3)	$1,543	$1,381	11.7%	$1,443	$1,260	14.5%
AISC ($/oz gold sold) (3)	$2,126	$1,756	21.1%	$1,905	$1,536	24.0%
(1)The operating data presented for 2025 represents the period from February 28, 2025 to September 30, 2025, the period for which the Company was entitled to the economic benefits of CC&V following the acquisition.
(2)Excludes depreciation, depletion, and amortization.
(3)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at CC&V. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Three months ended September 30, 2026, compared to three months ended September 30, 2025
Gold production increased 5.9% primarily due to the timing of leach recoveries. Revenue increased by $35.0 million, or 35.6%, of which $23.7 million was due to a higher average realized gold price and $11.2 million was due to more gold ounces sold. Cost of sales increased by $9.5 million, or 24.4%, which is primarily due to more gold ounces sold and higher leaching costs as a result of increased consumables spending. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 11.8% and 11.7%, respectively, primarily due to more waste tonnes mined, fewer gold ounces stacked and higher leaching costs. AISC per ounce of gold sold increased 21.1% due to higher cash costs per ounce and higher sustaining capital expenditures related to spend on asset components and the purchase of a production drill.
Nine months ended September 30, 2026, compared to nine months ended September 30, 2025
Gold production increased 14.6% primarily due to the inclusion of production for the entire nine month period in 2026 compared to 2025. Revenue increased by $165.7 million, or 58.5%, of which $113.8 million was due to a higher average realized gold price and $51.8 million was due to more gold ounces sold. Cost of sales increased by $40.8 million, or 38.1%, primarily due to a full nine months of production in 2026 compared to 2025. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 18.7% and 14.5%, respectively, primarily due to increased labor costs, consumables and reagents, and parts and supplies. AISC per ounce of gold sold increased by 24.0% primarily due to higher cash costs per ounce of gold sold and higher sustaining capital expenditures related to spend on asset components, the purchase of a production drill and land purchases.

Seabee, Canada

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Data	2026	2025	Change (%)	2026	2025	Change (%)
Gold produced (oz)	15,949	9,118	74.9%	39,052	46,117	(15.3)%
Gold sold (oz)	16,100	9,000	78.9%	37,937	45,350	(16.3)%
Average realized gold price ($/oz sold)	$4,201	$3,503	19.9%	$4,253	$3,138	35.5%

Ore mined (kt)	96	85	12.9%	283	233	21.5%

Ore milled (kt)	76	83	(8.4)%	264	241	9.5%
Gold mill feed grade (g/t)	6.72	3.46	94.2%	4.90	6.04	(18.9)%
Gold recovery (%)	96.5	95.1	1.5%	96.0	96.7	(0.7)%

Cost of sales (1)	$24,266	$19,661	23.4%	$72,527	$61,265	18.4%
Cost of sales ($/oz gold sold) (1)	$1,507	$2,185	(31.0)%	$1,912	$1,351	41.5%
Cash costs ($/oz gold sold) (2)	$1,508	$2,184	(31.0)%	$1,913	$1,351	41.6%
AISC ($/oz gold sold) (2)	$2,094	$3,003	(30.3)%	$2,844	$2,002	42.1%
(1)Excludes depreciation, depletion, and amortization.
(2)The Company reports the non-GAAP financial measures of cash costs and AISC per ounce of gold sold to manage and evaluate operating performance at Seabee. See “Non-GAAP Financial Measures” for an explanation of these financial measures and a reconciliation to Cost of sales, which is the comparable GAAP financial measure.
Three months ended September 30, 2026, compared to three months ended September 30, 2025
Gold production increased 74.9% primarily due to higher gold mill feed grade, partially offset by lower mill throughput due to a planned maintenance shutdown that was deferred from the second quarter of 2026. Revenue increased by $36.1 million, or 114.5%, of which $24.9 million was due to more gold ounces sold and $11.2 million was due to higher average realized gold price. Cost of sales increased by $4.6 million, or 23.4%, due to higher gold ounces sold as a result of higher mill feed grade. Cost of sales per ounce of gold sold, cash costs per ounce of gold sold, and AISC per ounce of gold sold decreased by 31.0%, 31.0% and 30.3%, respectively, due to higher gold ounces sold, partially offset by higher mining and milling costs.
Nine months ended September 30, 2026, compared to nine months ended September 30, 2025
Gold production decreased 15.3% primarily due to lower gold mill feed grade. Revenue increased by $19.0 million, or 13.4%, of which $42.3 million due to a higher average realized gold price, partially offset by $23.3 million due to fewer gold ounces sold. Cost of sales increased by $11.3 million, or 18.4%, due to higher labor and supplies costs. Cost of sales per ounce of gold sold and cash costs per ounce of gold sold increased 41.5% and 41.6%, respectively, due to higher cost of sales and fewer gold ounces sold. AISC per ounce of gold sold increased 42.1% primarily due to higher cash cost per ounce of gold sold and an increase in sustaining capitalized underground development costs and higher sustaining capital expenditures related to the purchase of four haul trucks in 2026.

Puna, Argentina

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Data	2026	2025	Change (%)	2026	2025	Change (%)
Silver produced ('000 oz)	1,697	2,409	(29.6)%	5,096	7,764	(34.4)%
Silver sold ('000 oz)	1,870	2,657	(29.6)%	5,210	7,566	(31.1)%
Lead produced ('000 lb)	8,084	11,152	(27.5)%	23,377	36,517	(36.0)%
Lead sold ('000 lb)	8,695	13,089	(33.6)%	24,916	37,199	(33.0)%
Zinc produced ('000 lb)	1,071	1,103	(2.9)%	3,058	2,986	2.4%
Zinc sold ('000 lb)	754	954	(21.0)%	2,381	2,496	(4.6)%
Gold equivalent sold (oz) (1)	29,690	30,281	(2.0)%	82,692	82,725	—%
Average realized silver price ($/oz sold)	$58.39	$41.92	39.3%	$74.73	$36.72	103.5%

Ore mined (kt)	279	367	(24.0)%	651	1,469	(55.7)%
Waste removed (kt)	1,845	1,833	0.7%	5,924	4,513	31.3%
Total material mined (kt)	2,124	2,200	(3.5)%	6,575	5,982	9.9%

Ore milled (kt)	554	506	9.5%	1,554	1,452	7.0%
Silver mill feed grade (g/t)	100.78	155.94	(35.4)%	107.77	173.17	(37.8)%
Lead mill feed grade (%)	0.74	1.09	(32.1)%	0.76	1.22	(37.7)%
Zinc mill feed grade (%)	0.24	0.25	(4.0)%	0.24	0.24	—%
Silver recovery (%)	94.5	95.0	(0.5)%	94.7	96.1	(1.5)%
Lead recovery (%)	88.8	92.1	(3.6)%	89.3	93.6	(4.6)%
Zinc recovery (%)	36.4	39.0	(6.7)%	37.7	39.4	(4.3)%

Cost of sales (2)	$55,336	$44,624	24.0%	$146,155	$119,539	22.3%
Cost of sales ($/oz silver sold) (2)	$29.58	$16.80	76.1%	$28.05	$15.80	77.5%
Cost of sales ($/oz gold equivalent sold) (1, 2)	$1,864	$1,474	26.5%	$1,767	$1,445	22.3%
Cash costs ($/oz silver sold) (3)	$23.68	$11.58	104.5%	$21.98	$10.85	102.6%
Cash costs ($/oz gold equivalent sold) (1, 3)	$1,492	$1,016	46.9%	$1,385	$992	39.6%
AISC ($/oz silver sold) (3)	$25.64	$13.54	89.4%	$25.88	$13.09	97.7%
AISC ($/oz gold equivalent sold) (1, 3)	$1,615	$1,188	35.9%	$1,631	$1,198	36.1%
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

Three months ended September 30, 2026, compared to three months ended September 30, 2025
Silver production decreased 29.6% primarily due to lower silver mill feed grade. Revenue decreased by $4.9 million, or 3.9%, of which $33.0 million was due to fewer silver ounces sold and $4.3 million was due to lower volume of lead concentrate sold, partially offset by $30.8 million due to a higher average realized silver price and $1.2 million due to higher average realized lead price. Cost of sales increased by $10.7 million, or 24.0%, due to higher labor costs as a result of inflationary increases in wage rates. Cost of sales per ounce of silver sold increased by 76.1% due to higher cost of sales and fewer silver ounces sold due to lower silver mill feed grade. Cash costs per ounce of silver sold increased by 104.5% due to higher cost of sales, fewer silver ounces sold due to lower silver mill feed grade and lower by-product credits for lead and zinc. AISC per ounce of silver sold increased by 89.4% primarily due to higher cash costs per ounce of silver sold, partially offset by lower sustaining capital expenditures.
Nine months ended September 30, 2026, compared to nine months ended September 30, 2025
Silver production decreased 34.4% primarily due to lower silver mill feed grade. Revenue increased by $105.9 million, or 33.5%, of which $198.0 million was due to a higher average realized silver price and $4.5 million was due to a higher realized lead price, partially offset by $86.5 million due to lower silver ounces sold and $11.6 million due to a lower volume of lead concentrate sold. Cost of sales increased by $26.6 million, or 22.3%, due to higher labor costs as a result of inflationary increases in wage rates and royalty costs. Cost of sales per ounce of silver sold increased by 77.5% due to higher cost of sales and fewer silver ounces sold. Cash costs per ounce of silver sold increased by 102.6% due to higher cost of sales, fewer silver ounces sold, and lower by-product credits for lead and zinc. AISC per ounce of silver sold increased by 97.7% due to higher cash costs per ounce of silver sold and higher sustaining capital expenditures related to the replacement of ore transportation trucks and spending on asset components, partially offset by lower reclamation cost accretion and amortization.
Discontinued Operations
Çöpler, Türkiye
Operations remained suspended following the incident at Çöpler on February 13, 2024, as described in the Form 10-K. Accordingly, there were no sales for the three and nine months ended September 30, 2026 and 2025.
Three months ended September 30, 2026, compared to three months ended September 30, 2025
Care and maintenance expense recorded for the three months ended September 30, 2026 and 2025 of nil and $37.3 million, respectively, represents direct costs, other than costs associated with environmental reclamation and remediation, and depreciation.
Nine months ended September 30, 2026, compared to nine months ended September 30, 2025
Care and maintenance expense recorded for the nine months ended September 30, 2026 and 2025 of $59.8 million and $109.8 million, respectively, represents direct costs, other than costs associated with environmental reclamation and remediation, and depreciation.

Liquidity and Capital Resources
The Company manages its liquidity through planning, budgeting and forecasting processes, which are reviewed and updated on a regular basis, to help determine the funding requirements to support its ongoing operations, expansion and development activities, contingent consideration payments, as well as to support its capital structure strategy. In assessing capital structure, the Company considers shareholders’ equity and the Second Amended and Restated Credit Agreement. The Company may take various actions to maintain or adjust its capital structure, including issuing equity or debt, repaying outstanding indebtedness, divesting non-core assets, or repurchasing shares.
Borrowings under the Second Amended and Restated Credit Agreement are subject to the Company’s compliance with certain financial covenants, including interest coverage and net leverage ratios, as well as customary quarterly representations and warranties, which are assessed on a trailing twelve-month basis. As of September 30, 2026, the Company was in compliance with its covenants. The obligations under the Second Amended and Restated Credit Agreement are guaranteed by the Company’s material subsidiaries, including pledges of equity interests in such subsidiaries, and secured by certain assets of the Company.
As of September 30, 2026, the Company had $1,554.8 million of cash and cash equivalents and had no outstanding borrowings under the Second Amended and Restated Credit Agreement. The Company believes that its cash and cash equivalents, available borrowing capacity under the Second Amended and Restated Credit Agreement and anticipated cash flows from operations will be sufficient to sustain the operational needs of the Company for the next twelve months.
Cash and Cash Equivalents
At September 30, 2026, the Company had $1,554.8 million of cash and cash equivalents, an increase of $1,039.3 million from December 31, 2025. Refer to the Cash Flows section below for additional detail of the Company’s cash flow activities. The Company held $1,531.1 million of its cash and cash equivalents balance in USD. Additionally, the Company held cash and cash equivalents of $16.6 million and $7.2 million in ARS and CAD, respectively.
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
Debt
On July 31, 2026, the Company entered into an amendment of its existing revolving credit facility (“Second Amended and Restated Credit Agreement”). The amendment, among other things, (i) extends the maturity date to July 31, 2030, (ii) increases the revolving credit facility to $600.0 million, (iii) removes the additional accordion feature, (iv) bears interest at Secured Overnight Financing Rate (“SOFR”) plus an applicable margin ranging from 1.75% to 2.50%, and (v) revises certain financial covenants.
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
See Note 17 to the Condensed Consolidated Financial Statement for additional details related to debt.
Cash Dividends
During the second quarter of 2026, the Company’s Board of Directors approved to the reinstatement of the Company’s quarterly dividend of $0.03 per share. During the three and nine months ended September 30, 2026, the Company declared and paid a dividend of $0.03 per common share in the aggregate amount of $6.1 million.

Cash Flows
The following table summarizes the Company’s cash flow activity for the nine months ended September 30:

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities from continuing operations	$526,466	$375,835
Net cash used in operating activities from discontinued operations	(69,596)	(79,095)
Net cash provided by operating activities	456,870	296,740

Net cash provided by (used in) investing activities from continuing operations	1,248,486	(235,016)
Net cash used in investing activities from discontinued operations	(56,044)	(48,277)
Net cash provided by (used in) investing activities	1,192,442	(283,293)

Net cash used in financing activities from continuing operations	(631,154)	—
Net cash provided by financing activities from discontinued operations	12,632	20,727
Net cash provided by (used in) financing activities	(618,522)	20,727

Effect of foreign exchange rate changes on cash and cash equivalents	(970)	(12,724)
Change in cash and cash equivalents from divestiture of Çöpler and deconsolidation of Artmin	9,442	13,145
Increase in cash and cash equivalents	1,039,262	34,595
Cash and cash equivalents, beginning of period	515,561	359,287
Cash and cash equivalents, end of period	$1,554,823	$393,882
Net cash provided by operating activities from continuing operations
For the nine months ended September 30, 2026, net cash provided by operating activities from continuing operations was $526.5 million compared to $375.8 million for the nine months ended September 30, 2025. The change in net cash provided by operating activities from continuing operations is primarily due to an increase in revenues attributable to 36.6% higher average realized gold price and a 103.5% higher average realized silver price in 2026 as compared to 2025.
Net cash provided by (used in) investing activities from continuing operations
For the nine months ended September 30, 2026, net cash provided by (used in) investing activities from continuing operations was $1,248.5 million compared to $(235.0) million for the nine months ended September 30, 2025. The increase of $1,483.5 million of net cash provided by investing activities from continuing operations is primarily due to the receipt of $1,495.0 million from the divestiture of the Company’s ownership in the Çöpler mine.
Net cash used in financing activities from continuing operations
For the nine months ended September 30, 2026, net cash used in financing activities from continuing operations was $631.2 million compared to nil for the nine months ended September 30, 2025. The net cash used in financing activities from continuing operations was primarily due to a $531.4 million purchase and cancellation of common shares, a $87.5 million payment of contingent consideration during 2026, a $65.0 million principal repayment of the revolving credit facility, and a $6.1 million dividend payment, partially offset by $65.0 million of proceeds from the revolving credit facility.

Contractual Obligations
Except as discussed below, there have been no material changes in the Company’s contractual obligations since December 31, 2025.
During the third quarter of 2026, the Company the sale of its 20% ownership interest in Artmin. Refer to Note 3 and Note 4 of the Condensed Consolidated Financial Statements for additional information.
During the second quarter of 2026, the Company completed the divestiture of its 80% ownership interest in the Çöpler mine and related properties in Türkiye. Refer to Note 3 and Note 4 of the Condensed Consolidated Financial Statements for additional information regarding the divestiture.
During the first quarter of 2026, the Company fully discharged its obligation under the 2019 Notes through conversions, cash payments for accrued interest and fractional shares, and redemptions of the remaining principal amount of the 2019 Notes. As of September 30, 2026, no amounts were outstanding. Refer to Note 17 to the Condensed Consolidated Financial Statements for additional information.
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

The following tables provide a reconciliation of cost of sales to cash costs and AISC:

	Three Months Ended September 30, 2026
(in thousands, unless otherwise noted)	Marigold	CC&V	Seabee	Puna	Corporate	Total from Continuing Operations
Cost of sales (GAAP) (1)	$59,026	$48,459	$24,266	$55,336	$—	$187,087
By-product credits	(54)	(552)	(32)	(8,658)	—	(9,296)
Treatment and refining charges	69	59	52	(2,384)	—	(2,204)
Cash costs (non-GAAP)	59,041	47,966	24,286	44,294	—	175,587
Sustaining capital and lease related expenditures	20,787	14,294	8,782	2,431	—	46,294
Sustaining exploration and evaluation expense	4	—	—	—	—	4
Reclamation cost accretion and amortization	864	3,838	644	1,228	—	6,574
General and administrative expense and stock-based compensation expense	—	—	—	—	40,988	40,988
Total AISC (non-GAAP)	$80,696	$66,098	$33,712	$47,953	$40,988	$269,447

Gold sold (oz)	29,728	31,095	16,100	—	—	76,923
Silver sold (oz)	—	—	—	1,870,449	—	1,870,449
Gold equivalent sold (oz) (2)	29,728	31,095	16,100	29,690	—	106,613

Cost of sales per gold equivalent ounce sold (1)(2)	$1,986	$1,558	$1,507	$1,864	N/A	$1,755
Cash cost per gold ounce sold	$1,986	$1,543	$1,508	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$23.68	N/A	N/A
Cash cost per gold equivalent ounce sold (2)	$1,986	$1,543	$1,508	$1,492	N/A	$1,647
AISC per gold ounce sold	$2,714	$2,126	$2,094	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$25.64	N/A	N/A
AISC per gold equivalent ounce sold (2)	$2,714	$2,126	$2,094	$1,615	N/A	$2,527
(1)Excludes depreciation, depletion, and amortization.
(2)Effective January 1, 2026, the Company calculates gold equivalent ounces using a fixed silver-to-gold ratio of 63:1. The Company does not include by-products in the gold equivalent ounce calculations. Gold equivalent ounces sold may not recalculate based on amounts presented in this table due to rounding.

	Three Months Ended September 30, 2025
(in thousands, unless otherwise noted)	Marigold	CC&V	Seabee	Puna	Corporate	Total from Continuing Operations
Cost of sales (GAAP) (1)	$62,436	$38,961	$19,661	$44,624	—	$165,682
By-product credits	(45)	(352)	(15)	(12,806)	—	(13,218)
Treatment and refining charges	49	2	11	(1,060)	—	(998)
Cash costs (non-GAAP)	62,440	38,611	19,657	30,758	—	151,466
Sustaining capital and lease related expenditures	5,439	6,638	6,842	3,101	—	22,020
Sustaining exploration and evaluation expense	134	—	—	—	—	134
Reclamation cost accretion and amortization	661	3,838	525	2,114	—	7,138
General and administrative expense and stock-based compensation expense	—	—	—	—	40,228	40,228
Total AISC (non-GAAP)	$68,674	$49,087	$27,024	$35,973	$40,228	$220,986

Gold sold (oz)	37,318	27,950	9,000	—	—	74,268
Silver sold (oz)	—	—	—	2,656,819	—	2,656,819
Gold equivalent sold (oz) (3)	37,318	27,950	9,000	30,281	—	104,549

Cost of sales per gold equivalent ounce sold (1)(3)	$1,673	$1,394	$2,185	$1,474	N/A	$1,585
Cash cost per gold ounce sold	$1,673	$1,381	$2,184	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$11.58	N/A	N/A
Cash cost per gold equivalent ounce sold (3)	$1,673	$1,381	$2,184	$1,016	N/A	$1,449
AISC per gold ounce sold	$1,840	$1,756	$3,003	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$13.54	N/A	N/A
AISC per gold equivalent ounce sold (3)	$1,840	$1,756	$3,003	$1,188	N/A	$2,114
(1)Excludes depreciation, depletion, and amortization.
(2)Care and maintenance expense only includes direct costs not associated with environmental reclamation costs, as depreciation is not included in the calculation of AISC.
(3)In prior periods, gold equivalent ounces were calculated multiplying the silver ounces by the ratio of the silver price to the gold price, using the average closing commodity prices for the period. The Company does not include by-products in the gold equivalent ounce calculations. Gold equivalent ounces sold may not recalculate based on amounts presented in this table due to rounding.

	Nine Months Ended September 30, 2026
(in thousands, unless otherwise noted)	Marigold	CC&V	Seabee	Puna	Corporate	Total from Continuing Operations
Cost of sales (GAAP) (1)	$189,503	$147,693	$72,527	$146,155	$—	$555,878
By-product credits	(182)	(6,708)	(73)	(25,285)	—	(32,248)
Treatment and refining charges	177	191	117	(6,362)	—	(5,877)
Cash costs (non-GAAP)	189,498	141,176	72,571	114,508	—	517,753
Sustaining capital and lease related expenditures	72,662	33,681	33,541	16,791	—	156,675
Sustaining exploration and evaluation expense	3	—	—	—	—	3
Reclamation cost accretion and amortization	2,444	11,513	1,765	3,535	—	19,257
General and administrative expense and stock-based compensation expense	—	—	—	—	107,118	107,118
Total AISC (non-GAAP)	$264,607	$186,370	$107,877	$134,834	$107,118	$800,806

Gold sold (oz)	98,957	97,841	37,937	—	—	234,735
Silver sold (oz)	—	—	—	5,209,598	—	5,209,598
Gold equivalent sold (oz) (2)	98,957	97,841	37,937	82,692	—	317,427

Cost of sales per gold equivalent ounce sold (1)(2)	$1,915	$1,510	$1,912	$1,767	N/A	$1,751
Cash cost per gold ounce sold	$1,915	$1,443	$1,913	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$21.98	N/A	N/A
Cash cost per gold equivalent ounce sold (2)	$1,915	$1,443	$1,913	$1,385	N/A	$1,631
AISC per gold ounce sold	$2,674	$1,905	$2,844	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$25.88	N/A	N/A
AISC per gold equivalent ounce sold (2)	$2,674	$1,905	$2,844	$1,631	N/A	$2,523
(1)Excludes depreciation, depletion, and amortization.
(2)Effective January 1, 2026, the Company calculates gold equivalent ounces using a fixed silver-to-gold ratio of 63:1. The Company does not include by-products in the gold equivalent ounce calculations. Gold equivalent ounces sold may not recalculate based on amounts presented in this table due to rounding.

	Nine Months Ended September 30, 2025
(in thousands, unless otherwise noted)	Marigold	CC&V (1)	Seabee	Puna	Corporate	Total from Continuing Operations
Cost of sales (GAAP) (2)	$177,538	$106,929	$61,265	$119,539	$—	$465,271
By-product credits	(116)	(1,066)	(55)	(36,061)	—	(37,298)
Treatment and refining charges	207	6	76	(1,403)	—	(1,114)
Cash costs (non-GAAP)	177,629	105,869	61,286	82,075	—	426,859
Sustaining capital and lease related expenditures	28,878	14,305	27,352	9,078	—	79,613
Sustaining exploration and evaluation expense	1,808	—	—	—	—	1,808
Care and maintenance (3)	—	—	234	—	—	234
Reclamation cost accretion and amortization	2,024	8,954	1,913	7,918	—	20,809
General and administrative expense and stock-based compensation expense	—	—	—	—	90,757	90,757
Total AISC (non-GAAP)	$210,339	$129,128	$90,785	$99,071	$90,757	$620,080

Gold sold (oz)	113,315	84,050	45,350	—	—	242,715
Silver sold (oz)	—	—	—	7,565,557	—	7,565,557
Gold equivalent sold (oz) (4)	113,315	84,050	45,350	82,725	—	325,440

Cost of sales per gold equivalent ounce sold (2)(4)	$1,567	$1,272	$1,351	$1,445	N/A	$1,430
Cash cost per gold ounce sold	$1,568	$1,260	$1,351	N/A	N/A	N/A
Cash cost per silver ounce sold	N/A	N/A	N/A	$10.85	N/A	N/A
Cash cost per gold equivalent ounce sold (4)	$1,568	$1,260	$1,351	$992	N/A	$1,312
AISC per gold ounce sold	$1,856	$1,536	$2,002	N/A	N/A	N/A
AISC per silver ounce sold	N/A	N/A	N/A	$13.09	N/A	N/A
AISC per gold equivalent ounce sold (4)	$1,856	$1,536	$2,002	$1,198	N/A	$1,905
(1)The reported AISC amounts reflect results for CC&V from the date of acquisition on February 28, 2025 through September 30, 2025.
(2)Excludes depreciation, depletion, and amortization.
(3)Care and maintenance expense only includes direct costs not associated with environmental reclamation costs, as depreciation is not included in the calculation of AISC.
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
The following table provides a reconciliation of Net income (loss) attributable to SSR Mining shareholders to adjusted net income (loss) attributable to SSR Mining shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share)	2026	2025	2026	2025
Net income (loss) attributable to SSR Mining shareholders (GAAP)	$79,883	$65,441	$70,719	$214,297
Net income (loss) attributable to SSR Mining shareholders from discontinued operations (GAAP)	(14,955)	(28,487)	(411,805)	(96,169)
Net income (loss) attributable to SSR Mining shareholders from continuing operations (GAAP)	94,838	93,928	482,524	310,466
Interest saving on 2019 Notes, net of tax	—	1,248	916	3,727
Net income (loss) used in the calculation of diluted net income per share from continuing operations	$94,838	$95,176	$483,440	$314,193

Weighted-average shares used in the calculation of net income (loss) per share
Basic	202,930	202,783	205,511	202,660
Diluted	204,069	217,464	210,119	217,018

Net income (loss) per share attributable to SSR Mining shareholders from continuing operations
Basic	$0.47	$0.46	$2.35	$1.53
Diluted	$0.46	$0.44	$2.30	$1.45

Adjustments:
CC&V transaction and integration costs	—	7,287	—	19,040
Reclamation costs (1)	43,515	—	43,515	—
Litigation costs and settlement (2)	3,850	—	3,850	—
Income tax impact related to the above adjustments	(11,466)	—	(11,466)	—
Adjusted net income (loss) attributable to SSR Mining shareholders from continuing operations (non-GAAP) (3)	$130,737	$101,215	$518,423	$329,506

Adjusted net income (loss) per share attributable to SSR Mining shareholders from continuing operations (non-GAAP)
Basic	$0.64	$0.50	$2.52	$1.63
Diluted (4)	$0.64	$0.47	$2.47	$1.54
(1)Represents revisions in cost estimate assumptions associated with water management and tailings storage facilities at Puna.
(2)Represents the settlement of certain putative wage and hour class action litigation matters at CC&V and Marigold, both of which were paid during the three and nine months ended September 30, 2026. The settlements are unrelated to our core ongoing business operations and are nonrecurring.

(3)During the second quarter, the Company revised its calculation of adjusted attributable net income (loss) to no longer exclude (i) inflation-related tax impacts in Argentina and (ii) changes in the fair value of marketable securities that are held as part of the Company's strategy to manage foreign exchange exposure associated with the devaluation of the ARS. The adjustments were historically excluded due to the significant volatility associated with Argentina's inflationary environment and the resulting fluctuations in tax expense. Based on recent economic data, management concluded that these impacts are no longer reflective of unusual or non-recurring economic conditions. Accordingly, the Company removed the adjustments from its non-GAAP measure and revised prior-period amounts to conform to the current-period presentation. The change increased adjusted attributable net income (loss) by $0.7 million and $14.3 million for the three and nine months ended September 30, 2026, respectively, and by $6.9 million and $14.8 million for the three and nine months ended September

30, 2025, respectively.
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
The following is a reconciliation of Net income (loss) attributable to SSR Mining shareholders to EBITDA and adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss) attributable to SSR Mining shareholders (GAAP)	$79,883	$65,441	$70,719	$214,297
Net income (loss) attributable to SSR Mining shareholders from discontinued operations (GAAP)	(14,955)	(28,487)	(411,805)	(96,169)
Net income (loss) attributable to SSR Mining shareholders from continuing operations (GAAP)	94,838	93,928	482,524	310,466
Depreciation, depletion, and amortization	33,847	28,187	95,004	84,972
Interest expense	115	1,901	1,777	6,278
Income and mining tax expense (benefit)	32,152	22,202	142,673	73,586
EBITDA from continuing operations (non-GAAP)	160,952	146,218	721,978	475,302
CC&V transaction and integration costs	—	7,287	—	19,040
Reclamation costs (1)	43,515	—	43,515	—
Litigation costs and settlement (2)	3,850	—	3,850	—
Adjusted EBITDA from continuing operations (non-GAAP) (3)	$204,467	$153,505	$765,493	$494,342
(1)Represents revisions in cost estimate assumptions associated with water management and tailings storage facilities at Puna.
(2)Represents the settlement of certain putative wage and hour class action litigation matters at CC&V and Marigold, both of which were paid during the three and nine months ended September 30, 2026. The settlements are unrelated to our core ongoing business operations and are nonrecurring.
(3)During the second quarter, the Company revised its calculation of adjusted EBITDA to no longer exclude changes in the fair value of marketable securities that are held as part of the Company's strategy to manage foreign exchange exposure associated with the devaluation of the ARS. The adjustment was historically excluded due to the significant volatility associated with Argentina's inflationary environment. Based on recent economic data, management concluded that the impact is no longer reflective of unusual or non-recurring economic conditions. Accordingly, the Company removed the adjustment from its non-GAAP measure and revised prior-period amounts to conform to the current-period presentation. The change increased adjusted EBITDA by $0.8 million and $4.1 million for the three and nine months ended September 30, 2026, respectively, and by $3.0 million and $6.7 million for the three and nine months ended September 30, 2025, respectively.

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
The following table provides a reconciliation of Cash provided by operating activities to free cash flow:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities from operations (GAAP)	$456,870	$296,740
Net cash used in operating activities from discontinued operations (GAAP)	(69,596)	(79,095)
Net cash provided by operating activities from continuing operations (GAAP)	526,466	375,835
Expenditures on mineral properties, plant and equipment from continuing operations	(221,556)	(116,837)
Free cash flow from continuing operations (non-GAAP)	$304,910	$258,998
Critical Accounting Estimates
This MD&A is based on the Company's Condensed Consolidated Financial Statements, which have been prepared in conformity with US GAAP. The preparation of these statements requires that the Company makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases these estimates on historical experience and on assumptions that the Company considers reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. Refer to the Company’s Management’s Discussion and Analysis of Critical Accounting Estimates included in Part II of Form 10-K. There have been no changes to our critical accounting estimates from those disclosed on our Form 10-K, except as noted below.
Royalty interests in mineral properties and related depletion
Royalty interests are depleted using the unit of production method over the estimated life of the related mineral property as royalty payments are recognized. Depletion is based on proven and probable mineral reserves provided by the property operator. Development stage mineral properties are not depleted until production commences. Exploration stage mineral properties without proven and probable mineral reserves are not depleted. Upon the conversion of exploration stage mineral interests to proven and probable mineral reserves, the mineral property is reclassified as a development stage mineral property.
New Accounting Pronouncements
For a discussion of Recently Issued Accounting Pronouncements, see Note 2 of the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks during the three month period ended September 30, 2026.
For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Item 7A of the Form 10-K for the year ended December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Management assessed the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon its assessment, Management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.
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
On March 9, 2026, Newmont Corporation (“Newmont”) and CC&V filed a lawsuit in the United States District Court for the District of Colorado (Civil Action No. 26-cv-00952), against the Colorado Department of Public Health and Environment and the Colorado Water Quality Control Division, seeking a declaratory judgment that outflows from the Carlton Tunnel do not require a permit under either the federal Clean Water Act or the Colorado Water Quality Control Act (the “Action”). Newmont is the former indirect parent company of CC&V and is a plaintiff in the Action because it retained certain rights to pursue regulatory relief with respect to the Carlton Tunnel under the agreement by which the Company acquired CC&V. On June 26, 2026, defendants moved to dismiss the Action, and the plaintiffs have responded to oppose the motion. As of August 21, 2026 all briefing on defendant’s motion to dismiss is complete, and the motion is pending review by the federal court.

On March 27, 2024, and April 23, 2024 two related putative securities class actions, Glenna Padley v. SSR Mining Inc., et. al. (the “Padley Action”) and Abdurrazag Mutat v. SSR Mining Inc., et al. (the “Mutat Action”) were filed in the Supreme Court of British Columbia (the “BC Actions”). Two additional putative securities class actions, Chao Liang v. SSR Mining Inc., et. al. (the “Liang Action”) and Michael Jones v. SSR Mining., et. al. (the “Jones Action”), were filed on April 5, 2024, and May 1, 2024, respectively, in the Ontario Superior Court of Justice (the “Ontario Actions” and together with the BC Actions, the “Canadian Securities Actions”). The Canadian Securities Actions assert claims for alleged misrepresentations by the Defendants at common law and in contravention of applicable Provincial securities law disclosure obligations. On August 9, 2024, carriage of the proposed Ontario Actions was granted to the Liang Action. The Jones Action is stayed as of such decision. On April 11, 2025, carriage of the proposed BC Actions was granted to the Padley Action. The Mutat Action is stayed as of such decision. On April 14, 2026, the Ontario Superior Court of Justice stayed the Liang Action until further order of the court or final determination of the Padley Action.

The Consolidated U.S. Securities Action and Canadian Securities Actions seek unspecified compensatory damages on behalf of the putative class members. The Company, along with the Individual Defendants, are defending themselves against these claims.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item IA., “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2025. The risks described in the Annual Report and herein are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that are deemed to be immaterial may also materially adversely affect the business, financial condition, cash flows and/or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Under the Normal Course Issuer Bid (the “2026 NCIB”), which commenced on March 31, 2026, the Company was authorized to purchase up to 21.5 million common shares through March 30, 2027. To date, the Company has purchased and cancelled 16,615,189 common shares via open market purchases through the facilities of the TSX and Nasdaq at a weighted average price paid per common share of $31.98 for approximately $531.4 million.

The following table summarizes purchases by the Company, or an affiliated purchaser, of the Company’s equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	2,500,000	$28.56	2,500,000	8,577,476
August 1 - August 31	2,442,980	$31.47	2,442,980	6,134,496
September 1 - September 30	1,247,496	$36.32	1,247,496	4,887,000
Total	6,190,476	$31.27	6,190,476
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

SSR MINING INC. Registrant
Date: November 3, 2026	/s/ Michael J. Sparks
Name: Michael J. Sparks Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2026	/s/ Russell Farnsworth
Name: Russell Farnsworth Title: Vice President, Controller (Principal Accounting Officer)